Form 10-Q
period 2015-03-31
Invitae Corp
filed 2015-05-15
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(415) 374-7782

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2015 was 31,819,289.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,264	$107,027
Prepaid expenses and other current assets	3,889	2,616
Marketable securities	116,069	—
Total current assets	188,222	109,643
Property and equipment, net	18,180	15,672
Restricted cash	150	150
Marketable securities, noncurrent	10,181	—
Other assets	1,482	3,313
Total assets	$218,215	$128,778
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,123	$2,862
Accrued liabilities	7,102	3,237
Capital lease obligation, current portion	1,428	1,524
Total current liabilities	9,653	7,623
Capital lease obligation, net of current portion	1,780	2,011
Other long-term liabilities	412	401
Liabilities related to early exercise of stock options	11	14
Total liabilities	11,856	10,049
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0001 par value; 0 and 141,131,524 shares authorized, 0 and 141,131,524 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	202,305
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 and 0 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 400,000,000 and 160,131,524 shares authorized, 31,803,345 and 944,581 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	—
Accumulated other comprehensive loss	(26)	—
Additional paid-in capital	310,199	1,604
Accumulated deficit	(103,817)	(85,180)
Total stockholders’ equity (deficit)	206,359	(83,576)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$218,215	$128,778

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$1,229	$118
Costs and operating expenses:
Cost of revenue	3,199	611
Research and development	8,455	4,965
Selling and marketing	4,740	1,666
General and administrative	3,440	1,895
Total costs and operating expenses	19,834	9,137
Loss from operations	(18,605)	(9,019)
Interest and other income (expense), net	(4)	3
Interest expense	(28)	(17)
Net loss	$(18,637)	$(9,033)
Net loss per share, basic and diluted	$(1.09)	$(12.06)
Shares used in computing net loss per share, basic and diluted	17,063,463	749,048

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(18,637)	$(9,033)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(26)	—
Comprehensive loss	$(18,663)	$(9,033)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(18,637)	$(9,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,017	471
Stock-based compensation	538	132
Amortization of premium on marketable securities	65	—
Loss on disposal of assets	15	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,273)	(229)
Other assets	380	(191)
Accounts payable	(1,775)	326
Accrued expenses and other liabilities	1,487	327
Net cash used in operating activities	(18,183)	(8,197)

Cash flows from investing activities:
Purchase of marketable securities	(130,841)	—
Proceeds from maturities of marketable securities	4,500	—
Purchases of property and equipment	(1,116)	(867)
Net cash used in investing activities	(127,457)	(867)

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	107,147	—
Proceeds from exercise of stock options	57	19
Capital lease principal payments	(327)	(185)
Net cash provided by (used in) financing activities	106,877	(166)

Net decrease in cash and cash equivalents	(38,763)	(9,230)
Cash and cash equivalents at beginning of period	107,027	43,070

Cash and cash equivalents at end of period	$68,264	$33,840

Supplemental cash flow information:
Interest paid	$27	$16

Supplemental cash flow information of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$202,305	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$2,424	$49

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Organization and description of business

Invitae Corporation (the “Company”) was incorporated in the state of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for physicians and their patients. The Company has two laboratories: one in San Francisco, California and a second in Santiago, Chile. The Company’s current product is an assay of 221 genes that can be used for multiple indications. The test includes multiple genes associated with hereditary cancer, neurological disorders, cardiovascular disorders and other hereditary conditions. The Company operates in one segment.

Reverse stock split

In January 2015, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a 1-for-6 ratio, which was effected on February 9, 2015. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The financial statements have also been retroactively adjusted to reflect a proportional adjustment to the conversion ratio for each series of preferred stock that will be effected in connection with the reverse stock split.

Initial public offering

In February 2015, the Company completed an initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company sold 7,302,500 shares of common stock at $16.00 per share for aggregate net proceeds of $105.7 million after underwriting discounts and commissions and offering expenses payable by the Company. This includes the exercise in full by the underwriters of their option to purchase up to 952,500 additional shares of common stock at the same price to cover over-allotments. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 23,521,889 shares of common stock.

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 12, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 420,000,000 shares, of which 400,000,000 shares are common stock and 20,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There are no shares of preferred stock outstanding at March 31, 2015.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. general accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

2. Summary of significant accounting policies

Principles of consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.  The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; the recoverability of long-lived assets; the fair value of the Company’s common stock; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Customer concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed consolidated statements of operations. For each significant customer, revenue as a percentage of total revenue was follows:

	Three Months Ended March 31,
Customers	2015	2014
Customer A	14%	20%
Customer B	*	12%
Customer C	—	11%

*                                         Less than 10% of total revenue

Cash equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and U.S government agency securities.

Marketable securities

All marketable securities, have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities less than 365 days as of the balance sheet date. Long-term marketable securities have maturities greater than 365 days as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Restricted cash

Restricted cash consists of money market funds that serves as collateral for a credit card agreement at one of the Company’s financial institutions.

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

During the three months ended March 31, 2015 and 2014, the Company capitalized $750,000 and $150,000, respectively, of software development costs.

Deferred offering costs

Deferred offering costs, which primarily consist of direct incremental legal, accounting and printer fees relating to the IPO, were initially capitalized. The deferred offering costs were subsequently offset against IPO proceeds upon the closing of the offering in February 2015. As of December 31, 2014, the Company capitalized $1.9 million of deferred offering costs in other assets on the consolidated balance sheets.

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, and accounts payable. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, and accounts payable, approximate fair value due to their short maturities.

See Note 4, “Fair value measurements” for further information on the fair value of the Company’s financial instruments.

Revenue recognition

Revenue is generated from the sale of tests that provide analysis and associated interpretation of the sequencing of parts of the genome. Revenue associated with subsequent re-requisition services was de minimis for all periods presented.

Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The criterion for whether the fee is fixed or determinable and whether collectability is reasonably assured are based on management’s judgments. When evaluating collectability, in situations where contracted reimbursement coverage does not exist, the Company considers whether the Company has sufficient history to reliably estimate a payor’s individual payment patterns. The Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the amount billed. The Company has not been able to demonstrate a predictable pattern of collectability, and therefore recognizes revenue when payment is received.

Cost of revenue

Cost of revenue reflects the aggregate costs incurred in delivering the genetic testing results to physicians and includes expenses for personnel costs including stock-based compensation, materials and supplies, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing the Company’s test are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test.

Foreign currency transactions

The Company uses the U.S. dollar as its functional currency for its subsidiary in Chile. Foreign currency assets and liabilities are remeasured into U.S. dollars using the end of period exchange rates except for nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Expenses are remeasured using an average exchange rate for the respective period. No revenue has been recorded in Chile for the periods presented. Gains or losses from foreign currency transactions are included in interest income and other income (expense), net, in the condensed consolidated statements of operations. Foreign currency transaction gains and losses have not been significant to the condensed consolidated financial statements for all periods presented.

Net loss per common share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share in the periods presented is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. Common shares subject to repurchase are excluded from the weighted-average shares. At March 31, 2015 and 2014, 17,907 and 48,439 shares subject to repurchase, respectively, are excluded from basic net loss per share calculation.

Recent accounting pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205- 40), Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

3. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands).

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$24,430	$—	$—	$24,430
U.S. treasury notes	2,033	—	—	2,033
U.S. government agency securities	163,376	1	(27)	163,350
	$189,839	$1	$(27)	$189,813
Reported as:
Cash equivalents				$63,413
Restricted cash				150
Marketable securities				116,069
Marketable securities, non-current				10,181
Total cash equivalents, restricted cash and marketable securities				$189,813

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$15,167	$—	$—	$15,167
	$15,167	$—	$—	$15,167
Reported as:
Cash equivalents				$15,017
Restricted cash				150
Total cash equivalents and restricted cash				$15,167

At March 31, 2015, the remaining contractual maturities of available-for-sale securities were less than 1.5 years. For the three months ended March 31, 2015, there were no realized gains or losses on the available-for-sale securities. There were no available-for-sale marketable securities held by the Company at December 31, 2014.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Leasehold improvements	$2,123	$1,914
Laboratory equipment	8,196	6,528
Equipment under capital lease	6,585	3,735
Computer equipment	1,349	1,156
Internal-use software	1,551	800
Software	45	31
Furniture and fixtures	158	158
Automobiles	20	—
Construction-in-progress	2,617	4,853
Total property and equipment, gross	22,644	19,175
Accumulated depreciation and amortization	(4,464)	(3,503)
Total property and equipment, net	$18,180	$15,672

Included in the construction-in-progress balance as of December 31, 2014 was $2.9 million of capital lease equipment that had not been placed in service. This capital lease equipment was placed in service as of March 31, 2015.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation and related expenses	$1,929	$1,439
Accrued costs of equipment	2,313	—
Accrued professional services	909	1,030
Accrued costs for construction-in-progress	75	32
Other	1,876	736
Total accrued liabilities	$7,102	$3,237

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

Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$24,430	$—	$—	$24,430
U.S. treasury notes	2,033	—	—	2,033
U.S. government agency securities	—	163,350	—	163,350
Total financial assets	$26,463	$163,350	$—	$189,813

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$15,167	$—	$—	$15,167
Total financial assets	$15,167	$—	$—	$15,167

The Company’s debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

There were no transfers between Level 1 and Level 2 during the periods presented.

5. Commitments and contingencies

New Leases

In March 2015, the Company leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively, and aggregate future minimum lease payments for these facilities are approximately $2.4 million.

Contingencies

On November 25, 2013, the University of Utah Research Foundation, the Trustees of the University of Pennsylvania, HSC Research and Development Limited Partnership, Endorecherche, Inc. and Myriad Genetics, Inc. (collectively, the Myriad Plaintiffs) filed a complaint in the District of Utah (the Utah Action), alleging that certain of the Company’s genetic testing services infringe certain claims of various U.S. Patents (collectively, the Myriad Patents). On November 26, 2013, the Company filed a complaint for declaratory judgment in the Northern District of California (the California Action), asserting that the Myriad Patents are invalid and the Company does not infringe them, and the Myriad Plaintiffs counterclaimed alleging that the Company infringes the Myriad Patents. Although the Utah Action was dismissed, on February 19, 2014, the Judicial Panel on Multidistrict Litigation granted the Myriad Plaintiffs’ motion to consolidate for pre-trial proceedings all actions concerning the Myriad Patents (the MDL Proceedings), with the MDL Proceedings taking place in the District of Utah. On January 23, 2015, the Myriad Plaintiffs stipulated to the dismissal with prejudice of all of their claims and granted the Company a covenant not to sue for all of the patents they had asserted against the Company. On January 26, 2015, the court issued an order dismissing the California Action with prejudice, thereby ending the litigation.

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

6. Stock incentive plans

Stock incentive plans

In 2010, the Company adopted the 2010 Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2010 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options must be at least 110% of fair market of the common stock on the grant date, as determined by the Board of Directors. The terms of options granted under the 2010 Plan may not exceed ten years.

In January 2015, the Company adopted the 2015 Stock Incentive Plan, or the 2015 Plan, which became effective upon the closing of the IPO. The 2015 Plan had 4,370,452 shares of common stock reserved for future issuance at the time of its effectiveness, which included 120,452 shares under the 2010 Plan which were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards.

Options granted generally vest over a period of four years. Typically, the vesting schedule for options granted to newly hired employees provides that 1/4 of the grant vests upon the first anniversary of the employee’s date of hire, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. All other options typically vest in equal monthly installments over the four-year vesting schedule.

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. A total of 325,000 shares of common stock are reserved for issuance under the ESPP. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. The Company has not determined the date on which the initial purchase period will commence under the ESPP.

Summary of option activity

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares available for grant	Stock options outstanding	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2014	276,805	1,923,332	$4.37	8.90	$15,946
Additional shares reserved	4,370,452	—	—
Granted	(144,070)	144,070	$13.98
Cancelled	41,613	(41,613)	$5.41
Exercised	—	(28,379)	$1.99
Balances at March 31, 2015	4,544,800	1,997,410	$5.07	8.74	$23,341
Options exercisable at March 31, 2015		546,810	$2.01	7.94	$8,063
Options vested and expected to vest at March 31, 2015		1,947,699	$5.03	8.73	$22,852

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $10.78 and $2.89 per share in the three months ended March 31, 2015 and 2014, respectively.

The fair value of options to purchase common stock vested was $484,000 and $62,000 in the three months ended March 31, 2015 and 2014, respectively.

The intrinsic value of options to purchase common stock exercised was $364,000 and $88,000 in the three months ended March 31, 2015 and 2014, respectively.

Early exercise of stock options

The 2010 Plan allows for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the accompanying balance sheets and will be reclassified into common stock and additional paid-in-capital as the shares vest. The Company’s right to repurchase these shares generally lapses 1/4 after a one-year cliff then at a monthly rate of 1/48 thereafter.

At March 31, 2015 and December 31, 2014, there were 17,907 and 23,903 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $0.30 to $1.26 per share. At March 31, 2015 and December 31, 2014, the Company recorded $11,000 and $14,000, respectively, as liabilities associated with shares issued with repurchase rights.

Stock-based compensation

The fair value of share-based payments for option granted to employees and directors was estimated on the date of grant using the Black-Scholes option- pricing valuation model based on the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	6.03	6.03
Expected volatility	83.8%	86.6%
Risk-free interest rate	1.28%	1.75 - 1.91%
Dividend yield	—	—

Stock-based compensation related to stock options granted to non- employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black- Scholes option pricing model with the following assumptions: expected life is equal to the remaining contractual term of the award as of the measurement date ranging from 8.00 years to 9.12 years as of March 31, 2015, and 9.00 years to 9.35 years as of March 31, 2014, respectively; risk free rate is based on the U.S. Treasury Constant Maturity rate with a term similar to the expected life of the option at the measurement date; expected dividend yield of 0%; and volatility of 83.8% as of March 31, 2015, and 86.63% as of March 31, 2014, respectively.

The following table summarizes stock-based compensation expense related to stock options for the three months ended March 31, 2015 and 2014 included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$76	$6
Research and development	213	62
Selling and marketing	124	19
General and administrative	125	45
Total stock-based compensation expense	$538	$132

As of March 31, 2015, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $6.2 million, which the Company expects to recognize on a straight-line basis over a weighted- average period of 3.3 years.

7. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss	$(18,637)	$(9,033)
Shares used in computing net loss per share, basic and diluted	17,063,463	749,048
Net loss per share, basic and diluted	$(1.09)	$(12.06)

The following outstanding common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2015 and 2014 because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Shares of common stock subject to outstanding options	1,997,410	1,615,581
Shares of common stock subject to conversion from convertible preferred stock	—	13,521,900
Shares of common stock subject to unvested early exercise of outstanding options subject to repurchase	17,907	48,439
Total common stock equivalents	2,015,317	15,185,920

8. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$974	$97
Canada	125	13
Rest of world	130	8
Total revenue	$1,229	$118

Long-lived assets, net, by location are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$16,451	$13,858
Chile	1,729	1,814
Total long-lived assets, net	$18,180	$15,672

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Historic results are not necessarily indicative of future results.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward- looking statements. Forward-looking statements include, but are not limited to, statements about:

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

•                  our ability to scale our infrastructure and operations in a cost- effective manner;

•                  the timing of and our ability to introduce improvements to our genetic testing platform and to expand our current assay to include additional genes;

•                  our expectations with respect to future hiring;

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of Part II of this report. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Any forward-looking statements in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to update any forward-looking statements.

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

In this report, all references to “Invitae,” “we,” “us,” “our,” or “the company” mean Invitae Corporation.

Invitae and the Invitae logo are trademarks of Invitae Corporation. We also refer to trademarks of other corporations and organizations in this report.

Business Overview

Our mission is to bring comprehensive genetic information into mainstream medical practice to improve the quality of healthcare for billions of people. Our goal is to aggregate most of the world’s genetic tests into a single service with higher quality, faster turnaround time and lower price than many single gene tests today. By aggregating large numbers of currently available genetic tests into a single service, we can achieve great economies of scale that allow us to not only provide primary single gene or multi-gene tests but also to generate and store additional genetic information on behalf of the patient for future use. We refer to the service of managing genetic information over the course of disease or the lifetime of a patient as “genome management.” In addition, as more individuals gain access to their genetic information, we believe that sharing genetic information will provide an economic opportunity for patients and us to participate in advancing the understanding and treatment of disease.

We launched our first commercial offering in late November 2013, an assay of 216 genes comprising 85 different genetic disorders and 17 targeted panels, and began selling and marketing our panels with a focused effort on hereditary cancers, including breast, colon and pancreatic cancer. We charge $1,500 per sample in most cases, which allows our clients to receive test results on any or all genes in a specific indication or multi-gene panel. On May 12, 2015, we announced changes to our pricing. Effective immediately, the price for contracted in-network third-party payors is $950 per indication. In addition, effective June 1, 2015, we expect to offer our test at $475 per indication where patients are paying. We also currently offer a free re-requisition of additional data within the same indication when ordered within 90 days of the date of service. In addition, clients may obtain test results on genes that are in other indications or panels, or genes within the same indication or panel more than 90 days after the date of initial service, for an additional fee. Importantly, we are providing turnaround time of less than three weeks for the substantial majority of our tests. Since our initial launch, we have marketed additional panels based on the same assay of 216 genes.

In the first quarter of 2015, we introduced a substantial improvement to our genetic testing platform which allows us to sequence certain genes with features that are more difficult to analyze and to include additional genes in our offering, which increased the size of our assay to 221 genes. This important addition to our test menu is the result of a series of process improvements that we believe will enable us to further expand our test menu throughout the course of the year while maintaining our strategy of lowering the cost of genetic testing. In addition, we plan to introduce in the second half of 2015 an expansion of our current offering to over 500 genes. This expanded offering would double the amount of genetic content we are able to provide at a fixed cost, which would further drive down the cost per reportable gene.

We have experienced rapid growth in recent periods. Our revenue increased $1.1 million, or 942%, from $0.1 million for the three months ended March 31, 2014 to $1.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2015 and 2014, we incurred a net loss of $18.6 million and $9.0 million, respectively. As of March 31, 2015, we had an accumulated deficit of $103.8 million. We also increased our number of employees to 207 at March 31, 2015 from 104 on March 31, 2014. Our sales force grew to 14 people in the first quarter of 2015 from six people in the first quarter of 2014.

Since our commercial launch, we have delivered more than 6,200 billable tests as of March 31, 2015. Sales of our tests have grown significantly from 206 billable tests in the three months ended March 31, 2014 to more than 2,200 billable tests in the three months ended March 31, 2015, which we believe is evidence that our value proposition is attractive to our clients. We estimate that the U.S. market for hereditary cancer tests is greater than $650.0 million per year and thus represents a key growth opportunity for us. On a historical basis through March 31, 2015, approximately 34% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payors. Many of the gene tests on our assay are tests for which private insurers reimburse. However, because we do not have reimbursement policies or contracts with very many private insurers, our claims for reimbursement from them may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payor. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

We intend to continue to invest aggressively in our business and we expect to continue to incur additional expenditures as a public company. As a result of these and other factors, we expect to incur operating losses for the foreseeable future and may need to raise additional capital in order to fund our operations. If we are unable to achieve our revenue growth objectives and successfully manage our costs, we may not be able to achieve profitability.

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

Success obtaining third party reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payors. Reimbursement may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Because each payor makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, physicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering physicians. We believe that establishing coverage from third-party payors, including the Center for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering physicians. We have received approval as a Medicare provider, which allows us to bill for our services to Medicare patients. Further we have entered into reimbursement contracts with Blue Shield of California, SelectHealth, Capital Health Plan of Florida and Ohio State Plan. If we are not able to obtain and maintain adequate reimbursement from third-party payors for our testing services and expand the base of physicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.

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

For the three months ended March 31, 2015 and 2014, amounts billed for tests delivered totaled $3.2 million and $0.3 million, respectively. As of March 31, 2015, we had recognized revenue of $0.3 million related to amounts billed for tests delivered during the three months ended March 31, 2015 and $0.9 million related to amounts billed for tests delivered during the year ended December 31, 2014. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payors may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payors and claims denials.

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

Cost of revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results to physicians and includes expenses for materials and supplies, personnel costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing our test are recorded as the patient’s sample is processed regardless of when the test is billed or when revenue is recognized with respect to that test. As a result, our cost of revenue as percentage of revenue may vary significantly from period to period because we generally do not recognize revenue in the period in which costs are incurred. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we may gain as test volume increases and from automation and other cost reductions.

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

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will substantially increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional tests. We expect that in the next 12 months the substantial increase in research and development expenses will be for the continued development and support of our assay of 221 genes and other new testing services and programs under development.

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

General and administrative

General and administrative expenses include executive, finance and accounting, legal and human resources functions. These expenses include personnel-related costs, audit and legal expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our general and administrative expenses will increase as we scale our operations. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the New York Stock Exchange, additional insurance expenses, investor relations activities and other administration and professional services.

Interest income and other income (expense), net

Interest income and other income (expense), net, primarily consists of interest income and the net exchange gain/loss on foreign currency transactions related to the operations of our subsidiary in Chile.

Interest expense

Interest expense is attributable to our financing obligation under our capital lease agreements in connection with the purchase of laboratory equipment.

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of operations

Comparison of the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Revenue	$1,229	$118	$1,111	942%
Operating expenses:
Cost of revenue	3,199	611	2,588	424%
Research and development	8,455	4,965	3,490	70%
Selling and marketing	4,740	1,666	3,074	185%
General and administrative	3,440	1,895	1,545	82%
Total operating expenses	19,834	9,137	10,697	117%
Loss from operations	(18,605)	(9,019)	(9,586)	106%
Interest income and other income (expense), net	(4)	3	(7)	(233)%
Interest expense	(28)	(17)	(11)	65%
Net loss	$(18,637)	(9,033)	$(9,604)	106%

Revenue

Revenue increased $1.1 million, or 942%, in the three months ended March 31, 2015 compared to the same period in 2014. The increase is due to an increase in the adoption of our test, which resulted in an increase in cash collections. The increase is also driven by our more aggressive collection activities in the first quarter of 2015, as we hired a third-party to assist with collections.

Cost of revenue

Cost of revenue increased $2.6 million, or 424%, in the three months ended March 31, 2015 compared to the same period in 2014. This increase was primarily due to a $1.2 million increase in costs of reagents and laboratory materials, a $1.0 million increase in personnel costs related to the increase in headcount and a $0.3 million increase in costs of facilities and equipment associated with increased tests performed and the purchase and use of equipment during 2014. The number of billed test results delivered increased to more than 2,200 for the three months ended March 31, 2015 from 206 for the same period in 2014.

Research and development

Research and development expenses increased $3.5 million, or 70%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily driven by a $1.3 million increase in personnel costs related to the increase in headcount and consultant costs, a $1.3 million increase in allocated facilities-related expenses due to the expansion of our operations, and a $0.7 million increase in costs of laboratory materials and laboratory equipment maintenance.

Selling and marketing

Selling and marketing expenses increased $3.1 million, or 185%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was due to a $1.6 million increase in personnel costs and travel related expenses due to the increase in headcount and consultant costs, a $0.7 million increase related to an increase in allocated technology and facilities related expenses as the result of our office expansion, and a $0.7  million increase in conferences, marketing activities and trade show-related expenses.

General and administrative

General and administrative expenses increased $1.5 million, or 82%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due to a $1.3 million increase in professional services to support our growing infrastructure as we expanded our operations and began operating as a public company, a $0.9 million increase in personnel costs resulting from an increase in headcount, offset by a $0.6 million decrease in allocated technology and facilities related expenses as additional costs were allocated to research and development expenses in 2015 due to the increase in headcount, and $0.1 million decrease in legal costs primarily related to the Myriad litigation, which was dismissed during the three months ended March 31, 2015.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the three months ended March 31, 2015 and 2014, we had a net loss of $18.6 million and $9.0 million, respectively, and we expect to incur additional losses in the foreseeable future. As of March 31, 2015, we had an accumulated deficit of $103.8 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock and net proceeds of approximately $105.7 million from our initial public offering. In addition, we have entered into various capital lease agreements for an aggregate financing amount of $6.6 million from inception through March 31, 2015 to obtain laboratory equipment. The terms of the capital leases are typically three years with interest rates ranging from 3.5% to 18.9%. The leases are secured by the underlying equipment. As of March 31, 2015 and December 31, 2014, we had $194.5 million and $107.0 million, respectively, of cash, cash equivalents, and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents as of March 31, 2015, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, management may in the future elect to finance operations by selling equity or debt securities. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash used in operating activities	$(18,183)	$(8,197)
Cash used in investing activities	(127,457)	(867)
Cash provided by (used in) financing activities	106,877	(166)

Cash flows from operating activities

For the three months ended March 31, 2015, cash used in operating activities was $18.2 million. The net cash outflow from operations primarily resulted from our net loss of $18.6 million offset by non-cash charges of $1.1 million for depreciation and amortization, and $0.5 million for stock-based compensation. The change in net operating assets of $1.2 million was primarily due to a decrease in accounts payable of $1.8 million due to timing of payments to our vendors and an increase in prepaid expenses and other current assets of $1.3 million related to increases in prepaid director and officer insurance cost and interest receivables related to our marketable securities placed in the first quarter of 2015. This was offset by an increase in accrued expenses and other liabilities of $1.5 million due to the growth in our business and a decrease in other assets of $0.4 million.

For the three months ended March 31, 2014, cash used in operating activities of $8.2 million primarily resulted from our net loss of $9.0 million offset by $0.5 million for depreciation and amortization and non-cash charges of $0.1 million for stock-based compensation. The change in net operating assets of $0.2 million was primarily due to the $0.7 million increase in payables to suppliers and partially offset by an increase in prepaid and other current assets of $0.2 million and an increase in other assets of $0.2 million primarily related to security deposits on our new office leases.

Cash flows from investing activities

For the three months ended March 31, 2015, cash used in investing activities was primarily for the purchases of marketable securities of $130.8 million and property and equipment of $1.1 million, offset by proceeds from maturities of our marketable securities of $4.5 million.

For the three months ended March 31, 2014, cash used in investing activities is related to the acquisition of property and equipment of $0.9 million.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2015 was primarily from $107.1 million of net proceeds from our initial public offering completed in February 2015, offset by payments of $0.3 million on our capital lease obligations.

Cash used in financing activities for the three months ended March 31, 2014 was primarily from payments of $0.2 million on our capital lease obligations.

Contractual obligations

During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had capital lease obligations of $3.2 million as of March 31, 2015, which result from various capital lease agreements to obtain laboratory equipment. We had cash, cash equivalents, and marketable securities of $194.5 million as of March 31, 2015, which consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

During the quarterly period covered by this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1.  Legal Proceedings.

We were not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business.

As previously reported, on November 25, 2013, the University of Utah Research Foundation, the Trustees of the University of Pennsylvania, HSC Research and Development Limited Partnership, Endorecherche, Inc. and Myriad (referred to collectively as the Myriad Plaintiffs) filed a complaint in the U.S. District Court in the District of Utah (referred to as the Utah Action), alleging that certain of our genetic testing services infringe certain claims of U.S. Patent Nos. 7,753,441; 6,951,721; 7,250,497; 6,033,857; 6,051,379; 7,470,510; 7,622,258; and 7,838,237 (referred to collectively as the Myriad Patents). On November 26, 2013, we filed a complaint for declaratory judgment in the U.S. District Court in the Northern District of California (referred to as the California Action), asserting that the Myriad Patents are invalid and we do not infringe them, and the Myriad Plaintiffs counterclaimed alleging that we infringe the Myriad Patents. Although the Utah Action was dismissed, on February 19, 2014, the Judicial Panel on Multidistrict Litigation granted the Myriad Plaintiffs’ motion to consolidate for pre-trial proceedings all actions concerning the Myriad Patents (referred to as the MDL Proceedings), with the MDL Proceedings taking place in the District of Utah. On January 23, 2015, the Myriad Plaintiffs stipulated to the dismissal with prejudice of all of their claims in the California Action and granted us a covenant not to sue for all of the patents they had asserted against us, and on January 26, 2015, the court issued an order dismissing the California Action with prejudice thereby ending our involvement in the MDL Proceedings.

ITEM 1A.  Risk Factors.

Risks related to our business and strategy

We are an early-stage company with a history of losses, we expect to incur significant losses for the foreseeable future, and we may not be able to achieve or sustain profitability.

We have incurred substantial losses since our inception. For the three months ended March 31, 2015, we had a net loss of $18.6 million. As of March 31, 2015, we had an accumulated deficit of $103.8 million. To date, we have generated limited revenue, and we may never achieve revenue sufficient to offset our expenses. In addition, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

We began operations in January 2010, and we have only a limited operating history upon which you can evaluate our business and prospects. We commercially launched our assay of 216 genes in late November 2013. Our limited commercial history makes it difficult to evaluate our current business and makes predictions about our future results, prospects or viability subject to significant uncertainty. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continue to expand, automate and upgrade our laboratory, technology and data systems, obtain coverage and reimbursement by healthcare payors such as Medicare and private health insurers, provide rapid test turnaround times with accurate results at low prices, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our business model assumes that we will be able to generate significant test volume, and we may not succeed in driving clinical adoption of our test to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate demand for our tests, we will need to continue to make physicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. Because broad-based testing panels are relatively new, it may be more difficult or take more time for us to expand clinical adoption of our assay beyond a relatively small number of early adopters. In addition, physicians in other areas of medicine may not adopt genetic testing for hereditary disease as readily as it has been adopted in hereditary cancer and our efforts to sell our tests to physicians outside of oncology may not be successful. A lack of or delay in clinical acceptance of broad-based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing is expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. If we are not able to generate demand for our tests at sufficient volume, or if it takes significantly more time to generate this demand than we anticipate, our business, prospects, financial condition and results of operations could be materially harmed.

If third-party payors, including managed care organizations, private health insurers and government health plans do not provide coverage and adequate reimbursement for our tests, our commercial success could be negatively affected.

Our ability to increase the number of billable tests and our revenue will depend on our success achieving broad reimbursement for our tests from third-party payors. Physicians may not order our tests unless third-party payors, such as managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, cover and provide adequate reimbursement for a substantial portion of the price of our tests. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary, and cost-effective.

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

Our success depends on our ability to provide reliable, high-quality tests that incorporate rapidly evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with those variants. Errors, including if our tests fail to detect genomic variants with high accuracy, or mistakes, including if we fail to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. Hundreds of genes can be implicated in some disorders, and overlapping networks of genes and symptoms can be implicated in multiple conditions. As a result, a substantial amount of judgment is required in order to interpret testing results for an individual patient and to develop an appropriate patient report. We classify variants in accordance with published guidelines as benign, likely benign, variants of uncertain significance, likely pathogenic or pathogenic, and these guidelines are subject to change. In addition, it is our practice to offer support to physicians and geneticists ordering our tests around which genes or panels to order as well as interpretation of genetic variants. We also rely on clinicians to interpret what we report and to incorporate specific information about an individual patient into the physician’s treatment decision.

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

With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•                  dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Myriad Genetics, Inc., or Myriad, Ambry Genetics, Inc. and GeneDx, Inc., a subsidiary of Bio- Reference Laboratories, Inc.;

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

We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Agilent Technologies, Inc., Illumina, Inc., Integrated DNA Technologies Incorporated, Qiagen N.V., and Roche Holdings Ltd. for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We do not have any short- or long-term agreements with our suppliers, and our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations as well as our ability to conduct our tests, and it could take a substantial amount of time to integrate replacement equipment into our laboratory operations.

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

We may acquire businesses or assets, form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, or cause us to incur debt or significant expense.

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

We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our bioinformatics analytical software systems, our database of information relating to genetic variations and their role in disease process and drug metabolism, our clinical report optimization systems, our customer- facing web-based software, our customer reporting, and our family history and risk assessment tools. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance, and other infrastructure operations. In addition, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities. In addition, our third-party billing and collections provider depends upon technology and telecommunications systems provided by outside vendors.

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

Historically, the U.S. Food and Drug Administration, or FDA, has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post- market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. It is unclear at this time when, or if, the draft guidance documents will be finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs). Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.

Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.

If the FDA ultimately regulates certain LDTs as medical devices, whether via final guidance, final regulation, or as instructed by Congress, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements for medical devices can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s medical device requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

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

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in San Francisco, including the training and skills required of personnel and quality control. We also maintain licenses to conduct testing in Florida, Maryland, Pennsylvania and Rhode Island. Our clinical reference laboratories are required to be licensed on a test- specific basis by New York State as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health, or NYDOH, before they are performed on specimens from New York. Once approved, we would also be subject to periodic inspection by the NYDOH and required to demonstrate ongoing compliance with NYDOH regulations and standards. Because our laboratories are not licensed by New York, we are currently prohibited from testing samples from New York. Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.

Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including license suspension, limitation, or revocation, directed plan of action, onsite monitoring, civil monetary penalties, criminal sanctions, and cancellation of the laboratory’s approval to receive Medicare and Medicaid payment for its services, as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing clinical laboratory licensure, or our failure to renew our CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business, financial condition and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

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

•                  the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

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

We have adopted policies and procedures designed to comply with these laws and regulations. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including administrative, civil and criminal penalties, damages, fines, individual imprisonment, exclusion from participation in Federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.

We are also subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell our tests internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act and the expansion of the federal and state governments’ role in the U.S. healthcare industry as well as changes to the reimbursement amounts paid by payors for our tests and future tests or our medical procedure volumes may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations, and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance on patients for clinical laboratory tests reimbursed under the clinical laboratory fee schedule, which would increase our billing and collecting costs and decrease our revenue.

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

Our commercial success will depend in part on our avoiding infringement of patents and proprietary rights of third parties, including for example the intellectual property rights of competitors. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign patents and pending patent applications exist in the genetic testing market and are owned by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We may be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to perform our tests. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay our development or sales of any tests or other activities that are the subject of such suit. Defense of these claims, regardless of merit, could cause us to incur substantial expenses and be a substantial diversion of our employee resources. In the event of a successful claim of infringement against us by a third party, we may have to (1) pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed patents; (2) obtain one or more licenses, which may not be available on commercially reasonable terms (if at all); (3) pay royalties; and (4) redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure.

On November 26, 2013, in response to infringement allegations by Myriad we sued Myriad in the Northern District of California for declaratory judgment that certain of its U.S. patents are invalid and not infringed by our tests. This case was consolidated for pre-trial proceedings with actions for infringement by Myriad together with certain of its licensors, the Myriad Plaintiffs, against six other companies. See “Item 1—Legal proceedings” in Part II of this Report. The Myriad Plaintiffs counterclaimed against us, alleging that our tests infringe those patents and alleging that we are willfully infringing those patents. On January 23, 2015, the Myriad Plaintiffs stipulated to the dismissal with prejudice of all of their claims and granted us a covenant not to sue for all of the patents they had asserted against us, and on January 26, 2015, the court issued an order dismissing the case with prejudice thereby ending the litigation.

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

We believe that naturally occurring DNA sequences should not be patentable, and we do not currently have any patents or patent applications directed to such sequences nor have we in-licensed such patents rights of any third party. In this regard, a few key cases involving diagnostic method claims and “gene patents” have recently been decided by the U.S. Supreme Court. On March 20, 2012, the U.S. Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Mayo, a case involving patent claims directed to optimizing on a patient-specific basis the dosage of a certain drug by measuring its metabolites in a patient. In Mayo, the U.S. Supreme Court determined that patent claims directed at detection of natural correlations, such as the correlation between drug metabolite levels in a patient and that drug’s optimal dosage for such patient, are not eligible for patent protection. The Mayo Court held that claims based on this type of comparison between an observed fact and an understanding of that fact’s implications represent attempts to patent a natural law and, moreover, when the processes for making the comparison are not themselves sufficiently inventive, claims to such processes are similarly patent-ineligible. On June 13, 2013, the U.S. Supreme Court decided Association for Molecular Pathology v. Myriad Genetics, or Myriad, a case brought by multiple plaintiffs challenging the validity of certain patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. In Myriad, the U.S. Supreme Court held that genomic DNAs that have been isolated from, or have the same sequence as, naturally occurring samples, such as the DNA constituting the BRCA1 and BRCA2 genes or fragments thereof, are not eligible for patent protection. Instead, the Myriad Court held that only those complementary DNAs, or cDNAs, which have a sequence that differs from a naturally occurring fragment of genomic DNA may be patent eligible. Because it will be applied by other courts to all gene patents, the holding in Myriad also invalidates patent claims to other genes and gene variants. On June 19, 2014, the U.S. Supreme Court decided Alice Corporation v. CLS Bank (2014), or Alice, where it amplified its Mayo and Myriad decisions and clarified the analytical framework for distinguishing between patents that claim laws of nature, natural phenomena and abstract ideas and those that claim patent-eligible applications of such concepts. According to the Alice Court, the analysis depends on whether a patent claim directed to a law of nature, a natural phenomenon or an abstract idea contains additional elements, an “inventive concept,” that “is ‘sufficient to ensure that the patent in practice amounts to significantly more than a patent upon the [ineligible concept] itself&!#cs;” (citing Mayo).

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

We cannot fully predict what impact the U.S. Supreme Court’s decisions in Mayo, Myriad and Alice may have on the ability of various third parties, including competitors with substantial resources, to obtain or enforce patents relating to genes, genomic discoveries or genetic testing services currently or in the future. The Mayo, Myriad and Alice decisions are relatively new, and the precise contours of patent eligibility with respect to claims to laws of nature, natural phenomena or abstract ideas are not yet fully settled and may take many years to develop, including through further interpretation in the courts. There are many patents claiming testing methods based on similar or related correlations that issued before Mayo, and although some or many of these patents may be invalid under the standard set forth in Mayo, until successfully challenged, these patents may be entitled to a presumption of validity and enforceability in litigation, and certain third parties could allege that we infringe, or request that we obtain a license to, these patents. Whether based on patents issued prior to or after Mayo, we could have to defend ourselves against claims of patent infringement, or choose to license rights, if available, under patents claiming such methods. Moreover, although the U.S. Supreme Court has held in Myriad that isolated genomic DNA is not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other classes of gene-related patent claims, and we could have to defend ourselves against these claims by asserting non-infringement or invalidity positions, or pay to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter in question if we are unable to obtain a license on reasonable terms. Such outcomes could materially affect our ability to offer our tests and have a material adverse impact on our business. Even if we are able to obtain a license or successfully defend against claims of patent infringement, the cost and distraction associated with the defense or settlement of these claims could have a material adverse impact on our business.

With respect to our own patent protection, recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of any patent applications and the enforcement or defense of any patents that issue. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO has developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including in particular the first- to-file provisions, became effective on March 16, 2013. Among other changes to the patent laws are features that limit where a patentee may file a patent infringement suit and that provide opportunities for third parties to challenge any issued patent in the USPTO. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that issue, all of which could harm our business and financial condition. In addition, further patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of patent applications and any patents we may obtain.

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

We expect to rely primarily upon trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. Among other things, we seek to protect our trade secrets and confidential information by entering into confidentiality agreements with employees and consultants. There can be no assurance that any confidentiality agreements that we have with our employees and consultants will provide meaningful protection for our trade secrets and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Accordingly, there also can be no assurance that our trade secrets will not otherwise become known or be independently developed by competitors. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time- consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

We are an emerging growth company, as defined under the Securities Act of 1933, or the Securities Act. We will remain an emerging growth company until December 31, 2020, although if our revenue exceeds $1 billion in any fiscal year before that time, we would cease to be an emerging growth company as of the end of that fiscal year. In addition, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter of any fiscal year before the end of that five-year period, we would cease to be an emerging growth company as of December 31 of that year. As an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to certain other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and financial-related disclosures, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict whether investors will find our common stock less attractive if we choose to rely on any of these exemptions. If investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale resulting from our recent initial public offering, the trading price of our common stock could decline. On March 31, 2015, 31,803,345 shares of common stock were outstanding. Of these shares, 7,302,500 are freely tradable, without restriction, in the public market. Each of our directors and officers and substantially all of our other stockholders has entered into a lock-up agreement with the underwriters of our initial public offering that restricts their ability to sell or transfer their shares. The lock-up agreements will expire in August 2015. The underwriters, however, may, in their sole discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of March 31, 2015, up to an additional 24,516,789 shares of common stock will be eligible for sale in the public market, of which 7,384,156 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. In addition, 1,997,410 shares of common stock that are subject to outstanding options as of March 31, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. We have filed a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock subject to options outstanding and reserved for issuance under our stock plans. That registration statement became effective immediately upon filing, and shares covered by that registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and any lock-up agreements described above. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Insiders will exercise significant control over our company and will be able to influence corporate matters.

As of March 31, 2015, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 67% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, our total gross deferred tax assets were $29.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre- change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

•                  provide that vacancies on our board of directors may, except as otherwise required by law, be filled only by a majority of directors then in office, even if less than a quorum; and

•                  require a super-majority of votes to amend certain of the above- mentioned provisions as well as to amend our bylaws generally.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject to certain exceptions.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of proceeds

On February 18, 2015, we completed an initial public offering, or IPO, of our common stock. In connection with the IPO, we issued and sold 7,302,500 shares of common stock at a price to the public of $16.00 per share. As a result of the IPO, we received approximately $116.8 million in gross proceeds, and $105.7 million in net proceeds after deducting underwriting discounts and commissions of $8.2 million and offering expenses of approximately $2.8 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. J.P. Morgan Securities LLC acted as the sole book-running manager and Cowen and Company, LLC and Leerink Partners LLC acted as co-managers for the offering.

We registered the shares under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-201433), which was filed with the Securities and Exchange Commission, or SEC, on January 9, 2015 and declared effective on February 11, 2015, and on a Registration Statement on Form S-1 (Registration No. 333-202040), which was filed on February 11, 2015 and was immediately effective.

The IPO closed on February 18, 2015. The offering terminated after all of the shares of common stock were sold.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 12, 2015 pursuant to Rule 424(b).

ITEM 6.  Exhibits.

Exhibit Number	Description
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*                                         In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITAE CORPORATION

	By:	/s/ RANDAL W. SCOTT, PH.D.
Randal W. Scott, Ph.D.
Chief Executive Officer
Principal Executive Officer

	By:	/s/ LEE BENDEKGEY
Lee Bendekgey
Chief Financial Officer, General Counsel and Secretary
Principal Financial Officer

Date: May 15, 2015