Form 10-Q
period 2015-06-30
Invitae Corp
filed 2015-08-10
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2015 was 31,813,461.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,518	$107,027
Marketable securities	123,408	—
Prepaid expenses and other current assets	3,149	2,616
Total current assets	174,075	109,643
Property and equipment, net	18,833	15,672
Restricted cash	203	150
Other assets	1,733	3,313
Total assets	$194,844	$128,778
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,046	$2,862
Accrued liabilities	3,636	3,237
Capital lease obligation, current portion	1,757	1,524
Total current liabilities	9,439	7,623
Capital lease obligation, net of current portion	2,371	2,011
Other long-term liabilities	379	401
Liabilities related to early exercise of stock options	8	14
Total liabilities	12,197	10,049
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0001 par value; 0 and 141,131,524 shares authorized, 0 and 141,131,524 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	202,305
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 and 0 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 400,000,000 and 160,131,524 shares authorized, 31,812,958 and 944,581 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	—
Accumulated other comprehensive gain (loss)	4	—
Additional paid-in capital	310,714	1,604
Accumulated deficit	(128,075)	(85,180)
Total stockholders’ equity (deficit)	182,647	(83,576)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$194,844	$128,778

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$1,801	$301	$3,030	$419
Costs and operating expenses:
Cost of revenue	3,866	963	7,065	1,574
Research and development	11,837	5,078	20,292	10,043
Selling and marketing	6,189	1,771	10,929	3,437
General and administrative	4,034	3,005	7,474	4,900
Total costs and operating expenses	25,926	10,817	45,760	19,954
Loss from operations	(24,125)	(10,516)	(42,730)	(19,535)
Interest and other income (expense), net	(98)	(6)	(102)	(3)
Interest expense	(35)	(17)	(63)	(34)
Net loss	$(24,258)	$(10,539)	$(42,895)	$(19,572)
Net loss per share, basic and diluted	$(0.76)	$(12.81)	$(1.75)	$(24.90)
Shares used in computing net loss per share, basic and diluted	31,809,683	822,558	24,477,309	786,006

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(24,258)	$(10,539)	$(42,895)	$(19,572)
Other comprehensive income (loss):
Unrealized gain on available-for-sale marketable securities, net of tax	30	—	4	—
Comprehensive loss	$(24,228)	$(10,539)	$(42,891)	$(19,572)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(42,895)	$(19,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,295	967
Stock-based compensation	1,075	324
Amortization of premium on marketable securities	329	—
Loss on disposal of assets	15	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(533)	(766)
Other assets	154	(191)
Accounts payable	1,362	(75)
Accrued expenses and other liabilities	(261)	650
Net cash used in operating activities	(38,459)	(18,663)

Cash flows from investing activities:
Purchase of marketable securities	(165,214)	—
Proceeds from sales and maturities of marketable securities	41,481	—
Purchases of property and equipment	(3,372)	(2,069)
Change in restricted cash	(53)	(30)
Net cash used in investing activities	(127,158)	(2,099)

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	107,116	—
Proceeds from exercise of stock options	63	134
Capital lease principal payments	(1,046)	(403)
Loan agreement financing costs	(25)	—
Net cash provided by (used in) financing activities	106,108	(269)

Net decrease in cash and cash equivalents	(59,509)	(21,031)
Cash and cash equivalents at beginning of period	107,027	43,070

Cash and cash equivalents at end of period	$47,518	$22,039

Supplemental cash flow information:
Interest paid	$64	$17

Supplemental cash flow information of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$202,305	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$460	$(13)

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

Reverse stock split

In January 2015, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a 1-for-6 ratio, which was effected on February 9, 2015. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The financial statements have also been retroactively adjusted to reflect a proportional adjustment to the conversion ratio for each series of preferred stock that was effected in connection with the reverse stock split.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 12, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 420,000,000 shares, of which 400,000,000 shares are common stock and 20,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There are no shares of preferred stock outstanding at June 30, 2015.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Customer concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed consolidated statements of operations. For each significant customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2015	2014	2015		2014
Customer A	13%	—%	*	%	—%
Customer B	*	28%	*		20%

*                                         Less than 10% of total revenue

Cash equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and U.S government agency securities.

Marketable securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities less than 365 days as of the balance sheet date. Long-term marketable securities have maturities greater than 365 days as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss). Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

Restricted cash

Restricted cash consists of money market funds that serve as collateral for a credit card agreement at one of the Company’s financial institutions, and for securing a letter of credit as collateral for the Company’s Cambridge Massachusetts facility sublease agreement.

Internal-use software

The Company capitalizes third-party costs incurred in the application development stage to design and implement the software used in its tests and in the Invitae Family History Tool mobile application. Costs incurred in the application development stage of the software and the mobile application are capitalized and are amortized over an estimated useful life of three years on a straight line basis.

During the six months ended June 30, 2015 and 2014, the Company capitalized $750,000 and $150,000, respectively, of software development costs.

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

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable and capital leases. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates available to us, the carrying value of capital leases approximates fair value.

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

Net loss per common share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share in the periods presented is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. Common shares subject to repurchase are excluded from the weighted-average shares. At June 30, 2015 and 2014, 12,306 and 40,070 shares subject to repurchase, respectively, are excluded from basic net loss per share calculation.

Recent accounting pronouncements

In April, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs and requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015 and early adoption is permitted. The Company has early adopted ASU 2015-03 in the second quarter of 2015 and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an implementation date or a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

3. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands).

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$6,587	$—	$—	$6,587
U.S. treasury notes	2,024	1	—	2,025
U.S. government agency securities	126,432	11	(8)	126,435
	$135,043	$12	$(8)	$135,047
Reported as:
Cash equivalents				$11,436
Restricted cash				203
Marketable securities				123,408
Total cash equivalents, restricted cash and marketable securities				$135,047

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$15,167	$—	$—	$15,167
	$15,167	$—	$—	$15,167
Reported as:
Cash equivalents				$15,017
Restricted cash				150
Total cash equivalents and restricted cash				$15,167

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of June 30, 2015, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$8	$32,604

None of the available-for-sale securities held as of June 30, 2015 has been in a continuous unrealized loss position for more than one year. As of June 30, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

At June 30, 2015, the remaining contractual maturities of available-for-sale securities were less than one year. For the three and six months ended June 30, 2015, there were no realized gains or losses on the available-for-sale securities. There were no available-for-sale marketable securities held by the Company at December 31, 2014.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Leasehold improvements	$2,522	$1,914
Laboratory equipment	9,450	6,528
Equipment under capital lease	8,224	3,735
Computer equipment	2,238	1,156
Internal-use software	1,551	800
Software	67	31
Furniture and fixtures	198	158
Automobiles	20	—
Construction-in-progress	293	4,853
Total property and equipment, gross	24,563	19,175
Accumulated depreciation and amortization	(5,730)	(3,503)
Total property and equipment, net	$18,833	$15,672

Included in the construction-in-progress balance as of December 31, 2014 was $2.9 million of capital lease equipment that had not been placed in service. This capital lease equipment was placed in service in the first quarter of 2015.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation and related expenses	$1,371	$1,439
Accrued costs of equipment	671	—
Accrued professional services	148	1,030
Accrued costs for construction-in-progress	—	32
Other	1,446	736
Total accrued liabilities	$3,636	$3,237

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$6,587	$—	$—	$6,587
U.S. treasury notes	2,025	—	—	2,025
U.S. government agency securities	—	126,435	—	126,435
Total financial assets	$8,612	$126,435	$—	$135,047

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$15,167	$—	$—	$15,167
Total financial assets	$15,167	$—	$—	$15,167

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

5. Commitments and contingencies

New Leases

In March 2015, the Company leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively. In April 2015 the Company leased additional space in Cambridge, Massachusetts; this lease expires in January 2018. At June 30, 2015, aggregate future minimum lease payments for these facilities are approximately $2.7 million.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements as of June 30, 2015 or December 31, 2014.

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

The Company was not a party to any material legal proceedings at June 30, 2015, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

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

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. A total of 325,000 shares of common stock are reserved for issuance under the ESPP. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. The Company determined the initial ESPP purchase period will commence in the fourth quarter of 2015.

Summary of option activity

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares available for grant	Stock options outstanding	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2014	276,805	1,923,332	$4.37	8.90	$15,946
Additional shares reserved	4,370,452	—	—
Granted	(313,570)	313,570	$12.57
Cancelled	55,334	(55,334)	$5.44
Exercised	—	(32,391)	$1.95
Balances at June 30, 2015	4,389,021	2,149,177	$5.57	8.57	$19,999
Options exercisable at June 30, 2015		642,739	$2.21	7.67	$8,141
Options vested and expected to vest at June 30, 2015		2,100,574	$5.52	8.56	$19,651

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $9.32 and $3.02 per share in the six months ended June 30, 2015 and 2014, respectively.

The fair value of options to purchase common stock vested was $757,000 and $164,000 in the six months ended June 30, 2015 and 2014, respectively.

The intrinsic value of options to purchase common stock exercised was $403,000 and $368,000 in the six months ended June 30, 2015 and 2014, respectively.

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

At June 30, 2015 and December 31, 2014, there were 12,306 and 23,903 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $0.30 to $1.26 per share. At June 30, 2015 and December 31, 2014, liabilities associated with shares issued with repurchase rights were $8,000 and $14,000, respectively.

Stock-based compensation

The fair value of share-based payments for option granted to employees and directors was estimated on the date of grant using the Black-Scholes option- pricing valuation model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	6.03	6.03	6.03	6.03
Expected volatility	83.8%	85.7%	83.8%	85.7 – 88.9%
Risk-free interest rate	1.64%	1.75 – 1.76%	1.28 – 1.64%	1.62 – 1.91%
Dividend yield	—	—	—	—

Stock-based compensation related to stock options granted to non- employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black- Scholes option pricing model based on the following assumptions:

	As of June 30,
	2015	2014
Expected term (in years)	7.76 –9.09	6.03 – 9.88
Expected volatility	83.8%	85.7 – 88.9%
Risk-free interest rate	1.86 –2.03%	1.62 – 2.51%
Dividend yield	—	—

The following table summarizes stock-based compensation expense related to stock options for the three and six months ended June 30, 2015 and 2014 included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$58	$18	$134	$24
Research and development	237	86	450	148
Selling and marketing	135	36	259	55
General and administrative	107	52	232	97
Total stock-based compensation expense	$537	$192	$1,075	$324

As of June 30, 2015, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $7.0 million, which the Company expects to recognize on a straight-line basis over a weighted- average period of 3.2 years.

7. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(24,258)	$(10,539)	$(42,895)	$(19,572)
Shares used in computing net loss per share, basic and diluted	31,809,683	822,558	24,477,309	786,006
Net loss per share, basic and diluted	$(0.76)	$(12.81)	$(1.75)	$(24.90)

The following outstanding common stock equivalents have been excluded from diluted net loss per share for the three and six months ended June 30, 2015 and 2014 because their inclusion would be anti-dilutive:

	Three and six Months Ended June 30,
	2015	2014
Shares of common stock subject to outstanding options	2,149,177	1,532,962
Shares of common stock subject to conversion from convertible preferred stock	—	13,521,920
Shares of common stock subject to unvested early exercise of outstanding options subject to repurchase	12,306	40,074
Total common stock equivalents	2,161,483	15,094,956

8. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$968	$152	$1,939	$253
Canada	612	54	738	66
Israel	67	84	106	85
Rest of world	154	11	247	15
Total revenue	$1,801	$301	$3,030	$419

Long-lived assets, net, by location are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$17,139	$13,858
Chile	1,694	1,814
Total long-lived assets, net	$18,833	$15,672

9. Subsequent event

In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.0 million, other than the initial $2.5 million tranche on the date of the Loan Agreement. The Company may request additional tranches to finance the purchase of equipment through December 31, 2016, subject to certain restrictions. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. The Company is required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on the Term Date. Any then-unpaid principal and interest on advances under the Loan Agreement are payable on July 17, 2020 (the “Term Date”). The Company may, at its option, prepay the borrowings by paying the Bank a prepayment premium.

The Company’s obligations under the Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the Bank, and additional covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the Loan Agreement are secured by a security interest on substantially all of its assets, excluding its intellectual property and certain other assets.

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

We launched our first commercial offering in late November 2013, an assay of 216 genes comprising 85 different genetic disorders and 17 targeted panels, and began selling and marketing our panels with a focused effort on hereditary cancers, including breast, colon and pancreatic cancer. In the first quarter of 2015, we introduced a substantial improvement to our genetic testing platform that allows us to sequence certain genes with features that are more difficult to analyze and to include additional genes in our offering, which increased the size of our assay to 221 genes. This important addition to our test menu is the result of a series of process improvements that we believe will enable us to further expand our test menu throughout the course of the year while maintaining our strategy of lowering the cost of genetic testing. In addition, we plan to introduce in the second half of 2015 an expansion of our current offering to over 500 genes. This expanded offering would double the amount of genetic content we are able to provide at a fixed cost, which would further drive down the cost per reportable gene.

We charge $1,500 per indication for out-of-network third-party payors and $950 per indication for contracted in-network payors and contracted institutions. In addition, effective June 1, 2015, we began offering an upfront patient-pay price of $475 per indication for orders placed online and connected to a patient account.

We also currently offer re-requisition of additional data within the same indication for no additional charge when ordered within 90 days of the date of service. In addition, clients may obtain test results on genes that are in other indications or panels, or genes within the same indication or panel more than 90 days after the date of initial service, for an additional fee. Importantly, we are providing turnaround time of less than three weeks for the substantial majority of our tests. Since our initial launch, we have marketed additional panels based on the same assay of 221 genes.

We have experienced rapid growth in recent periods. Our revenue increased $2.6 million, or 623%, from $0.4 million for the six months ended June 30, 2014 to $3.0 million for the six months ended June 30, 2015. For the six months ended June 30, 2015 and 2014, we incurred a net loss of $42.9 million and $19.6 million, respectively. As of June 30, 2015, we had an accumulated deficit of $128.1 million. We also increased our number of employees to 243 at June 30, 2015 from 118 on June 30, 2014. Our sales force grew to 21 at June 30, 2015 from six at June 30, 2014.

Since our commercial launch, we have delivered more than 10,600 billable tests as of June 30, 2015. Sales of our tests have grown significantly from over 700 billable tests in the six months ended June 30, 2014 to more than 6,700 billable tests in the six months ended June 30, 2015, which we believe is evidence that our value proposition is attractive to our clients. We estimate that the U.S. market for hereditary cancer tests is greater than $650.0 million per year and thus represents a key growth opportunity for us. On a historical basis through June 30, 2015, approximately 28% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payors. Many of the gene tests on our assay are tests for which private insurers reimburse. However, because we do not have reimbursement policies or contracts with very many private insurers, our claims for reimbursement from them may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payor. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

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

Number of billable tests

The growth in our genetic testing business is tied to the number of tests for which we bill third-party payors, institutions or patients, which we refer to as billable tests. We bill for our services following delivery of the billable test report derived from testing patient samples and interpreting the results. We incur the expenses associated with a test in the period in which the test is processed regardless of when payment is received with respect to that test. We believe the number of billable tests in any period is an important indicator of the growth in our business.

Success obtaining third party reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payors. Reimbursement may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Because each payor makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, physicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering physicians. We believe that establishing coverage from third-party payors, including the Center for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering physicians. We have received approval as a Medicare provider, which allows us to bill for our services to Medicare patients. Further we have entered into reimbursement contracts with Blue Shield of California, SelectHealth, Capital Health Plan of Florida and Ohio State Health Plan. If we are not able to obtain and maintain adequate reimbursement from third-party payors for our testing services and expand the base of physicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.

Investment in our business and timing of expenses

We plan to continue to invest significantly in our genetic testing, genome management and genome network business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to significantly scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and genetic interpretation and report sign-out procedures, conduct ongoing research and development activities, scale our customer service capabilities and expand the functionality of our website. As part of our growth, we also plan to hire additional personnel, including software engineers, sales and marketing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. In addition, we expect to incur additional expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter, as we focus on building out different aspects of our business.

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

For the six months ended June 30, 2015 and 2014, amounts billed for tests delivered totaled $9.1 million and $1.1 million, respectively. In the first six months of 2015, we recognized revenue, when cash was received, of $1.8 million related to amounts billed for tests delivered during the six months ended June 30, 2015 and $1.2 million related to amounts billed for tests delivered during the year ended December 31, 2014. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payors may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payors and claims denials.

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

Cost of revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results to physicians and includes expenses for materials and supplies, personnel costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, information technology, equipment depreciation and utilities. Costs associated with performing our test are recorded as the patient’s sample is processed regardless of when the test is billed or when revenue is recognized with respect to that test. As a result, our cost of revenue as percentage of revenue may vary significantly from period to period because we generally do not recognize revenue in the period in which costs are incurred. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we may gain as test volume increases and from automation and other cost reductions.

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

There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2015, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Results of operations

Comparison of the three months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Revenue	$1,801	$301	$1,500	498%
Operating expenses:
Cost of revenue	3,866	963	2,903	301%
Research and development	11,837	5,078	6,759	133%
Selling and marketing	6,189	1,771	4,418	249%
General and administrative	4,034	3,005	1,029	34%
Total operating expenses	25,926	10,817	15,109	140%
Loss from operations	(24,125)	(10,516)	(13,609)	129%
Interest income and other income (expense), net	(98)	(6)	(92)	1,533%
Interest expense	(35)	(17)	(18)	106%
Net loss	$(24,258)	(10,539)	$(13,719)	130%

Comparison of the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Revenue	$3,030	$419	$2,611	623%
Operating expenses:
Cost of revenue	7,065	1,574	5,491	349%
Research and development	20,292	10,043	10,249	102%
Selling and marketing	10,929	3,437	7,492	218%
General and administrative	7,474	4,900	2,574	53%
Total operating expenses	45,760	19,954	25,806	129%
Loss from operations	(42,730)	(19,535)	(23,195)	119%
Interest income and other income (expense), net	(102)	(3)	(99)	3,300%
Interest expense	(63)	(34)	(29)	85%
Net loss	$(42,895)	(19,572)	$(23,323)	119%

Revenue

The increase in revenue of $1.5 million for the three months ended June 30, 2015 compared to the same period in 2014 was principally due to increased testing activities, which resulted in increased cash collections. Approximately $1.5 million of revenue in the three months ended June 30, 2015 was from cash collections for tests delivered in 2015.

The increase in revenue of $2.6 million for the six months ended June 30, 2015 compared to the same period in 2014 was due to increased testing activities, which resulted in increased cash collections. Approximately $1.8 million of revenue in the six months ended June 30, 2015 was from cash collections for tests delivered in 2015.

Cost of revenue

Cost of revenue increased principally as a result of increased testing activities. The number of billed test results delivered increased to more than 4,400 for the three months ended June 30, 2015 from 496 for the same period in 2014. For the six months ended June 30, 2015, the number of billed test results delivered increased to more than 6,700 from 702 for the same period in 2014.

The increase in the cost of revenue of $2.9 million for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to costs associated with increased testing activities. Personnel costs included in cost of revenue increased by $1.1 million, due principally to headcount increases. Reagents and laboratory materials costs increased by $1.0 million and costs associated with the use of testing equipment increased by $0.3 million.

The increase in the cost of revenue of $5.5 million for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to costs associated with increased testing activities. Personnel costs included in cost of revenue increased by $2.1 million due to the increase in headcount and an increased allocation of time spent processing revenue-generating tests. Reagents and laboratory materials costs increased by $1.7 million.

Research and development

The increase in research and development expenses of $6.8 million for the three months ended June 30, 2015 compared to the same period in 2014 was primarily driven by costs related to the continued development of our assay platform. Personnel costs increased by $2.0 million reflecting significant additional headcount. Costs of reagents and laboratory materials increased by $1.6 million, and allocated facilities-related expenses increased by $1.4 million due to the expansion of our operations. In addition, outside consultant costs increased by $1.0 million, principally for alternative research and development projects and costs associated with the use of testing and other equipment increased by $0.3 million.

The increase in research and development expenses of $10.2 million for the six months ended June 30, 2015 compared to the same period in 2014 was primarily driven by costs related to the continued development of our assay platform. Personnel costs increased by $3.2 million reflecting significant additional headcount, costs of reagents and laboratory materials increased by $2.2 million, and allocated technology and facilities-related expenses increased by $2.6 million due to the expansion of our operations. In addition, outside consultant costs increased by $1.2 million, principally for alternative research and development projects and costs associated with the use of testing and other equipment increased by $0.5 million.

Selling and marketing

The increase in selling and marketing expenses of $4.4 million for the three months ended June 30, 2015, compared to the same period in 2014 was due to an increase in personnel costs of $1.7 million, reflecting significant additional headcount, an increase in costs for marketing collaborations of $1.0 million, an increase in allocated technology and facilities-related expenses of $0.7 million as the result of our office expansion, an increase in costs associated with trade show-related expenses of $0.3 million and an increase in outside consultant costs of $0.2 million. Travel costs increased by $0.2 million reflecting increased headcount and increased consultancy and trade show activities.

The increase in selling and marketing expenses of $7.5 million for the six months ended June 30, 2015, compared to the same period in 2014 was due to an increase in personnel costs of $2.9 million, reflecting significant additional headcount, an increase in marketing collaborations costs of $1.2 million and an increase in allocated technology and facilities-related expenses of $1.2 million as the result of our office expansion. Costs associated with trade show-related expenses increased by $0.7 million, outside consultant costs increased by $0.3 million and travel costs increased by $0.5 million reflecting our increased headcount and increased consultancy and trade show activities. Online advertising costs increased by $0.3 million.

General and administrative

The increase in general and administrative expenses of $1.0 million for the three months ended June 30, 2015 compared to the same period in 2014 was due to an increase in personnel costs of $0.9 million and an increase in travel costs of $0.2 million, both resulting from increased headcount. Professional services costs increased by $0.5 million, principally for recruitment services, billings and collections costs increased by $0.2 million reflecting increased revenue activities and costs associated with operating as a public company increased by $0.4 million. These effect of these cost increases was partially offset by a $0.6 million decrease in allocated technology and facilities-related expenses as additional costs were allocated to research and development expenses in 2015 due to the increase in headcount, and a $0.6 million decrease in legal costs primarily related to the dismissal of the Myriad litigation in the first quarter of 2015. In addition, external accounting and audit fees decreased by $0.2 million as the Company’s finance team assumed activities that were performed by outside consultants in 2014.

The increase in general and administrative expenses of $2.6 million for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to an increase in personnel costs of $1.7 million and an increase in travel costs of $0.4 million, both reflecting increased headcount. Professional services costs increased by $1.0 million, principally for recruitment services, billings and collection costs increased by $0.4 million reflecting increased revenue activities and costs associated with operating as a public company, most of which were incurred in the first quarter, increased by $0.5 million. In addition, external accounting and audit fees increased by $0.3 million due principally to costs incurred in the first quarter related to the 2014 annual audit. These effect of these cost increases was partially offset by a $1.1 million decrease in allocated technology and facilities-related expenses as additional costs were allocated to research and development expenses in 2015 reflecting increased research and development activities and headcount. In addition, legal costs decreased by $0.7 million primarily due to the dismissal of the Myriad litigation in the first quarter of 2015.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the six months ended June 30, 2015 and 2014, we had a net losses of $42.9 million and $19.6 million, respectively, and we expect to incur additional losses in the foreseeable future. As of June 30, 2015, we had an accumulated deficit of $128.1 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock and net proceeds of approximately $105.7 million from our initial public offering. In addition, we have entered into various capital lease agreements for an aggregate financing amount of $8.2 million from inception through June 30, 2015 to obtain laboratory equipment. The terms of the capital leases are typically three years with interest rates ranging from 2.9% to 18.9% and the leases are secured by the underlying equipment.

In July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.0 million, other than the initial $2.5 million tranche on the date of the Loan Agreement. We may request additional tranches to finance the purchase of equipment through December 31, 2016, subject to certain restrictions. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. We are required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on the Term Date. Any then-unpaid principal and interest on advances under the Loan Agreement are payable on July 17, 2020 (the “Term Date”). We may, at our option, prepay the borrowings by paying the Bank a prepayment premium.

As of June 30, 2015 and December 31, 2014, we had $170.9 million and $107.0 million, respectively, of cash, cash equivalents, and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents as of June 30, 2015, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may in the future elect to finance operations by selling equity or debt securities. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(38,459)	$(18,663)
Cash used in investing activities	(127,158)	(2,099)
Cash provided by (used in) financing activities	106,108	(269)

Cash flows from operating activities

For the six months ended June 30, 2015, cash used in operating activities of $38.5 million principally resulted from our net loss of $42.9 million offset by non-cash charges of $2.3 million for depreciation and amortization, and $1.1 million for stock-based compensation. The net effect on cash of changes in net operating assets of $0.7 million was primarily due to an increase in accounts payable of $1.4 million due to timing of payments to our vendors. This was partially offset by the application of cash to prepaid balances of equipment maintenance contracts, D&O insurance and software licenses.

For the six months ended June 30, 2014, cash used in operating activities of $18.7 million primarily resulted from our net loss of $19.6 million offset by $1.0 million for depreciation and amortization and non-cash charges of $0.3 million for stock-based compensation. The change in net operating assets of $0.4 million was primarily due to an increase in prepaid expenses of $0.8 million related to prepaid equipment maintenance fees and software license fees and in other assets of $0.2 million related to the security deposit on our new office lease, partially offset by a $0.6 million increase in payables to suppliers due to the growth in our business.

Cash flows from investing activities

For the six months ended June 30, 2015, cash used in investing activities of $127.2 million was primarily due to purchases of marketable securities exceeding proceeds from sales and maturities of marketable securities by $123.7 million and purchases of property and equipment of $3.4 million.

For the six months ended June 30, 2014, cash used in investing activities of $2.1 million primarily related to the purchase of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2015 of $106.1 million consisted primarily of $107.1 million of net proceeds from our initial public offering completed in February 2015, partially offset by payments of $1.0 million on our capital lease obligations.

Cash used in financing activities for the six months ended June 30, 2014 of $0.3 million was due to the payment of $0.4 million on our capital lease obligations offset by $0.1 million in proceeds from the issuance of our common stock upon exercises of stock options.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of June 30, 2015 (in thousands):

Contractual obligations:	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and beyond	Total
Operating leases	$2,009	$5,998	$1,581	$199	$9,787
Capital leases	1,042	3,042	269	—	4,353
Total	$3,051	$9,040	$1,850	$199	$14,140

In March 2015, we leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively. In April 2015 we leased additional space in Cambridge, Massachusetts; this lease expires in January 2018. Aggregate future minimum lease payments for these facilities are included in the table above.

In July 2015 we entered into a loan and security agreement with a bank to provide financing for future capital expenditures up to $15.0 million through December 2016.  See Note 9, “Subsequent event” in the Notes to Condensed Consolidated Financial Statements.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements and we do not have any holdings in variable interest entities.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had capital lease obligations of $4.1 million as of June 30, 2015, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. We had cash, cash equivalents, and marketable securities of $170.9 million as of June 30, 2015, which consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

We have incurred substantial losses since our inception. For the six months ended June 30, 2015, we had a net loss of $42.9 million. As of June 30, 2015, we had an accumulated deficit of $128.1 million. To date, we have generated limited revenue, and we may never achieve revenue sufficient to offset our expenses. In addition, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

We began operations in January 2010, and we have only a limited operating history upon which you can evaluate our business and prospects. We commercially launched our initial assay of 216 genes in late November 2013, and have since added additional genes to our assay. Our limited commercial history makes it difficult to evaluate our current business and makes predictions about our future results, prospects or viability subject to significant uncertainty. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continue to expand, automate and upgrade our laboratory, technology and data systems, obtain coverage and reimbursement by healthcare payors such as Medicare and private health insurers, provide rapid test turnaround times with accurate results at low prices, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The Medicare Physician Fee Schedule rates for diagnostic tests are updated annually under the current statutory formula. For the past several years, the application of the statutory formula would have resulted in substantial payment reductions to all items and services reimbursed under the Physician Fee Schedule if Congress had failed to intervene. In the past, Congress has passed interim legislation to prevent the decreases, with the most current legislation postponing the payment reductions through June 30, 2015. If Congress fails to pass legislation to prevent application of the sustainable growth rate payment reductions beginning April 1, 2015, or for any future deadline, the resulting decrease in payment could materially adversely impact our revenue for services reimbursed under the Medicare Physician Fee Schedule, e.g., physician interpretation of molecular testing.

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

We believe that naturally occurring DNA sequences should not be patentable, and we do not currently have any patents or patent applications directed to such sequences nor have we in-licensed such patents rights of any third party. In this regard, a few key cases involving diagnostic method claims and “gene patents” have recently been decided by the U.S. Supreme Court. On March 20, 2012, the U.S. Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Mayo, a case involving patent claims directed to optimizing on a patient-specific basis the dosage of a certain drug by measuring its metabolites in a patient. In Mayo, the U.S. Supreme Court determined that patent claims directed at detection of natural correlations, such as the correlation between drug metabolite levels in a patient and that drug’s optimal dosage for such patient, are not eligible for patent protection. The Mayo Court held that claims based on this type of comparison between an observed fact and an understanding of that fact’s implications represent attempts to patent a natural law and, moreover, when the processes for making the comparison are not themselves sufficiently inventive, claims to such processes are similarly patent-ineligible. On June 13, 2013, the U.S. Supreme Court decided Association for Molecular Pathology v. Myriad Genetics, or Myriad, a case brought by multiple plaintiffs challenging the validity of certain patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. In Myriad, the U.S. Supreme Court held that genomic DNAs that have been isolated from, or have the same sequence as, naturally occurring samples, such as the DNA constituting the BRCA1 and BRCA2 genes or fragments thereof, are not eligible for patent protection. Instead, the Myriad Court held that only those complementary DNAs, or cDNAs, which have a sequence that differs from a naturally occurring fragment of genomic DNA may be patent eligible. Because it will be applied by other courts to all gene patents, the holding in Myriad also invalidates patent claims to other genes and gene variants. On June 19, 2014, the U.S. Supreme Court decided Alice Corporation v. CLS Bank (2014), or Alice, where it amplified its Mayo and Myriad decisions and clarified the analytical framework for distinguishing between patents that claim laws of nature, natural phenomena and abstract ideas and those that claim patent-eligible applications of such concepts. According to the Alice Court, the analysis depends on whether a patent claim directed to a law of nature, a natural phenomenon or an abstract idea contains additional elements, an “inventive concept,” that “is ‘sufficient to ensure that the patent in practice amounts to significantly more than a patent upon the [ineligible concept] itself” (citing Mayo).

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale resulting from our recent initial public offering, the trading price of our common stock could decline. On June 30, 2015, 31,812,958 shares of common stock were outstanding. Of these shares, 7,312,448 are freely tradable, without restriction, in the public market. Each of our directors and officers and substantially all of our other stockholders has entered into a lock-up agreement with the underwriters of our initial public offering that restricts their ability to sell or transfer their shares. The lock-up agreements will expire in August 2015. The underwriters, however, may, in their sole discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of June 30, 2015, up to an additional 24,509,187 shares of common stock will be eligible for sale in the public market, of which 7,384,156 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. In addition, 2,149,177 shares of common stock that are subject to outstanding options as of June 30, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. We have filed a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock subject to options outstanding and reserved for issuance under our stock plans. That registration statement became effective immediately upon filing, and shares covered by that registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and any lock-up agreements described above. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Insiders will exercise significant control over our company and will be able to influence corporate matters.

As of June 30, 2015, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 67% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

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

Date: August 10, 2015