Form 10-Q
period 2015-09-30
Invitae Corp
filed 2015-11-10
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2015 was 31,926,026.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,999	$107,027
Marketable securities	98,253	—
Prepaid expenses and other current assets	3,267	2,616
Total current assets	150,519	109,643
Property and equipment, net	18,652	15,672
Restricted cash	4,847	150
Other assets	1,654	3,313
Total assets	$175,672	$128,778
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,420	$2,862
Accrued liabilities	3,376	3,237
Capital lease obligation, current portion	1,670	1,524
Debt, current portion	991	—
Total current liabilities	8,457	7,623
Capital lease obligation, net of current portion	1,976	2,011
Debt, net of current portion	3,797	—
Other long-term liabilities	335	401
Liabilities related to early exercise of stock options	6	14
Total liabilities	14,571	10,049
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0001 par value; 0 and 141,131,524 shares authorized, 0 and 141,131,524 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	202,305
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 and 0 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 400,000,000 and 160,131,524 shares authorized, 31,924,026 and 944,581 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4	—
Accumulated other comprehensive gain (loss)	11	—
Additional paid-in capital	311,688	1,604
Accumulated deficit	(150,602)	(85,180)
Total stockholders’ equity (deficit)	161,101	(83,576)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$175,672	$128,778

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$2,187	$310	$5,217	$729
Costs and operating expenses:
Cost of revenue	3,952	1,689	11,017	3,263
Research and development	11,134	5,557	31,426	15,600
Selling and marketing	5,439	2,386	16,368	5,823
General and administrative	4,118	3,212	11,592	8,112
Total costs and operating expenses	24,643	12,844	70,403	32,798
Loss from operations	(22,456)	(12,534)	(65,186)	(32,069)
Interest and other income (expense), net	(9)	(66)	(111)	(69)
Interest expense	(62)	(15)	(125)	(49)
Net loss	$(22,527)	$(12,615)	$(65,422)	$(32,187)
Net loss per share, basic and diluted	$(0.71)	$(14.24)	$(2.43)	$(39.27)
Shares used in computing net loss per share, basic and diluted	31,852,796	885,999	26,962,821	819,704

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(22,527)	$(12,615)	$(65,422)	$(32,187)
Other comprehensive income (loss):
Unrealized gain on available-for-sale marketable securities, net of tax	7	—	11	—
Comprehensive loss	$(22,520)	$(12,615)	$(65,411)	$(32,187)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(65,422)	$(32,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,718	1,574
Stock-based compensation	1,837	538
Amortization of premium on marketable securities	545	—
Loss on disposal of assets	15	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(651)	(657)
Other assets	208	(658)
Accounts payable	(216)	1,454
Accrued expenses and other liabilities	77	1,799
Net cash used in operating activities	(59,889)	(28,104)

Cash flows from investing activities:
Purchase of marketable securities	(186,312)	—
Proceeds from sales and maturities of marketable securities	87,525	—
Purchases of property and equipment	(5,304)	(2,655)
Change in restricted cash	(4,697)	(30)
Net cash used in investing activities	(108,788)	(2,685)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	47,333
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	107,116	—
Proceeds from exercise of stock options	273	149
Proceeds from loan agreement	5,000	—
Loan payments	(165)	—
Capital lease principal payments	(1,528)	(625)
Loan agreement financing costs	(47)	—
Net cash provided by financing activities	110,649	46,857

Net increase (decrease) in cash and cash equivalents	(58,028)	16,068
Cash and cash equivalents at beginning of period	107,027	43,070

Cash and cash equivalents at end of period	$48,999	$59,138

Supplemental cash flow information:
Interest paid	$125	$49

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$1,639	$—
Conversion of convertible preferred stock to common stock	$202,305	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$94	$1,583

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Organization and description of business

Invitae Corporation (the “Company”) was incorporated in the state of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for physicians and their patients. The Company’s laboratory is located in San Francisco, California. The Company’s current product is an assay of over 600 genes that can be used for multiple indications. The test includes multiple genes associated with hereditary cancer, neurological disorders, cardiovascular disorders and other hereditary conditions. The Company operates in one segment.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 12, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 420,000,000 shares, of which 400,000,000 shares are common stock and 20,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There are no shares of preferred stock outstanding at September 30, 2015.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the three and nine months ended September 30,  2015 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Customer concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed consolidated statements of operations. For each significant customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Customers	2015		2014		2015		2014
Customer A	*	%	12.0%		*	%	*	%
Customer B	*	%	*	%	*		11.6%

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

Restricted cash

Restricted cash consists of money market funds that serve as: collateral for a security deposit for the Company’s lease agreement for a laboratory and headquarters entered into in September 2015; collateral for a credit card agreement at one of the Company’s financial institutions; and for securing a letter of credit as collateral for the Company’s Cambridge Massachusetts facility sublease agreement.

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

During the nine months ended September 30,  2015 and 2014, the Company capitalized $1.5 million and $375,000, respectively, of software development costs.

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

Leases

The Company rents its facilities under operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease. Some of the lease agreements contain rent holidays, scheduled rent increases, lease incentives, and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded over the lease term. Lease incentives are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The Company recognizes rent expense beginning on the date it obtains the legal right to use and control the leased space.

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, capital leases and debt relating to equipment financing. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates available to us, the carrying value of capital leases approximates fair value.

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

Net loss per common share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share in the periods presented is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive. Common shares subject to repurchase are excluded from the weighted-average shares. At September 30, 2015 and 2014, 8,080 and 30,157 shares subject to repurchase, respectively, are excluded from basic net loss per share calculation.

Recent accounting pronouncements

In April, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs and requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015 and early adoption is permitted. The Company early adopted ASU 2015-03 in the second quarter of 2015 and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). ASU 2015-14 defers the effective date of ASU 2014-09 for public business entities by one year to annual reporting periods beginning after December 15, 2017. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an implementation date or a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

3. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands).

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$30,327	$—	$—	$30,327
U.S. treasury notes	8,034	4	—	8,038
U.S. government agency securities	91,207	9	(2)	91,214
	$129,568	$13	$(2)	$129,579
Reported as:
Cash equivalents				$26,479
Restricted cash				4,847
Marketable securities				98,253
Total cash equivalents, restricted cash and marketable securities				$129,579

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$15,167	$—	$—	$15,167
	$15,167	$—	$—	$15,167
Reported as:
Cash equivalents				$15,017
Restricted cash				150
Total cash equivalents and restricted cash				$15,167

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of September 30, 2015, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2	$6,717

None of the available-for-sale securities held as of September 30, 2015 has been in a continuous unrealized loss position for more than one year. As of September 30, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

At September 30, 2015, the remaining contractual maturities of available-for-sale securities were less than one year. For the three and nine months ended September 30, 2015, there were no realized gains or losses on the available-for-sale securities. There were no available-for-sale marketable securities held by the Company at December 31, 2014.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Leasehold improvements	$2,548	$1,914
Laboratory equipment	9,859	6,528
Equipment under capital lease	8,224	3,735
Computer equipment	2,341	1,156
Internal-use software	2,301	800
Software	67	31
Furniture and fixtures	198	158
Automobiles	20	—
Construction-in-progress	236	4,853
Total property and equipment, gross	25,794	19,175
Accumulated depreciation and amortization	(7,142)	(3,503)
Total property and equipment, net	$18,652	$15,672

Included in the construction-in-progress balance as of December 31, 2014 was $2.9 million of capital lease equipment that had not been placed in service. This capital lease equipment was placed in service in the first quarter of 2015.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation and related expenses	$1,639	$1,439
Accrued professional services	262	1,030
Accrued costs for construction-in-progress	29	32
Other	1,446	736
Total accrued liabilities	$3,376	$3,237

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$30,327	$—	$—	$30,327
U.S. treasury notes	8,038	—	—	8,038
U.S. government agency securities	—	91,214	—	91,214
Total financial assets	$38,365	$91,214	$—	$129,579

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$15,167	$—	$—	$15,167
Total financial assets	$15,167	$—	$—	$15,167

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

The fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at September 30, 2015, and December 31, 2014, are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$4,788	$4,747	$—	$—

5. Commitments and contingencies

Leases

In September 2015, the Company entered into a lease agreement for a laboratory and headquarters in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company has determined the lease term to be a ten-year period expiring in 2026. The lease term will commence when the Company takes occupancy of the facility, which is expected to occur in the fourth quarter of 2015. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company will receive a $5.2 million lease incentive in the form of reimbursement of payments from the landlord for a portion of the costs of leasehold improvements the Company makes to the facility. The assets purchased with the lease incentive will be included in property and equipment, net in the Company’s consolidated balance sheets and the lease incentive will be recognized as a reduction of rental expense on a straight-line basis over the term of the lease. At September 30, 2015, none of the incentive had been utilized by the Company. At September 30, 2015, aggregate future minimum lease payments for the new facility are approximately $72.0 million.

In March 2015, the Company leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively. In April 2015 the Company leased additional space in Cambridge, Massachusetts; this lease expires in January 2018. At September 30, 2015, aggregate future minimum lease payments for these facilities are approximately $2.3 million.

Future minimum payments under non-cancelable operating leases as of September 30, 2015 are as follows (in thousands):

Year ending December 31,	Amounts
2015 (remainder of year)	$997
2016	6,585
2017	7,526
2018	7,279
2019	7,477
Thereafter	50,878
Total minimum lease payments	$80,742

Rent expense was $1.0 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.

Equipment Financing

In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.0 million, other than the initial $2.5 million tranche on the date of the Loan Agreement. The Company may request additional tranches to finance the purchase of equipment through December 31, 2016, subject to certain restrictions. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. The Company is required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on July 17, 2020 (the “Term Date”). Any then-unpaid principal and interest on advances under the Loan Agreement are payable on the Term Date. The Company may, at its option, prepay the borrowings by paying the lender a prepayment premium.

The Company’s obligations under the Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. As of September 30, 2015, the Company was in compliance with all covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest on substantially all of its assets, excluding its intellectual property and certain other assets.

At September 30, 2015, obligations under the Loan Agreement were $4.8 million. Debt issuance costs related to the Loan Agreement of $47,000 were recorded as a direct deduction from the debt liability and will be amortized to interest expense over the term of the Loan Agreement in accordance with ASU 2015-03.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements as of September 30, 2015 or December 31, 2014.

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

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against the Company in the U.S. District Court for the District of New Jersey. The Complaint alleges that Invitae wrongfully solicited and hired employees away from the Plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the Plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, Invitae filed a motion to dismiss the action for lack of personal jurisdiction and, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. Plaintiffs’ response to that motion is currently due on November 23, 2015. The Company believes the action is without merit and intends to defend itself vigorously. The Company expects to incur costs associated with defending this action.

The Company was not a party to any other material legal proceedings at September 30, 2015, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

6. Stock plans

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

Summary of option activity

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares available for grant	Stock options outstanding	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2014	276,805	1,923,332	$4.37	8.90	$15,946
Additional shares reserved	4,370,452	—	—
Options granted	(1,465,204)	1,465,204	$10.90
Options cancelled	176,831	(176,831)	$7.64
Options exercised		(139,232)	$1.96
Restricted stock units granted	(443,568)	—
Balances at September 30, 2015	2,915,316	3,072,473	$7.41	8.89	$5,376
Options exercisable at September 30, 2015		646,578	$2.65	7.41	$3,065
Options vested and expected to vest at September 30, 2015		2,981,092	$7.35	8.87	$5,324

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $7.02 and $3.03 per share in the nine months ended September 30, 2015 and 2014, respectively.

The fair value of options to purchase common stock vested was $1.1 million and $360,000 in the nine months ended September 30, 2015 and 2014, respectively.

The intrinsic value of options to purchase common stock exercised was $1.2 million and $369,000 in the nine months ended September 30, 2015 and 2014, respectively.

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

At September 30, 2015 and December 31, 2014, there were 8,080 and 23,903 shares of common stock outstanding, respectively, pursuant to the early exercise of stock options and subject to the Company’s right of repurchase at prices ranging from $0.30 to $1.26 per share. At September 30, 2015 and December 31, 2014, liabilities associated with these shares were $6,000 and $14,000, respectively.

Stock-based compensation

The fair value of share-based payments for option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing valuation model based on the following assumptions. The Company did not grant stock options in the three months ended September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6.03	—	6.03	6.03
Expected volatility	68.9 – 69.0%	—%	68.9 – 79.7%	85.7 – 86.7%
Risk-free interest rate	1.67 – 1.73%	—%	1.28 – 1.73%	1.75 – 1.91%
Dividend yield	—	—	—	—

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model based on the following assumptions:

	As of September 30,
	2015	2014
Expected term (in years)	7.51 – 9.27	8.51 – 9.63
Expected volatility	68.9 – 90.27%	85.27%
Risk-free interest rate	1.72 – 1.82%	2.30 – 2.46%
Dividend yield	—	—

The following table summarizes stock-based compensation expense related to stock options for the three and nine months ended September 30, 2015 and 2014 included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$61	$23	$195	$47
Research and development	373	83	823	231
Selling and marketing	144	35	403	90
General and administrative	184	73	416	170
Total stock-based compensation expense	$762	$214	$1,837	$538

As of September 30, 2015, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $13.0 million, which the Company expects to recognize on a straight-line basis over a weighted- average period of 3.5 years.

7. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(22,527)	$(12,615)	$(65,422)	$(32,187)
Shares used in computing net loss per share, basic and diluted	31,852,796	885,999	26,962,821	819,704
Net loss per share, basic and diluted	$(0.71)	$(14.24)	$(2.43)	$(39.27)

The following outstanding common stock equivalents have been excluded from diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 because their inclusion would be anti-dilutive:

	Three and nine Months Ended September 30,
	2015	2014
Shares of common stock subject to outstanding options	3,072,473	1,373,810
Shares of common stock subject to outstanding restricted stock units	440,568	—
Shares of common stock subject to conversion from convertible preferred stock	—	17,605,215
Shares of common stock subject to unvested early exercise of outstanding options subject to repurchase	8,080	30,157
Total common stock equivalents	3,521,121	19,009,182

8. Geographic information

Revenue by country is determined based on the billing address of the ordering physician. The following presents revenue by country for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$1,601	$227	$3,493	$467
Canada	341	81	1,081	156
Singapore	113	—	249	—
Israel	44	—	149	89
Rest of world	88	2	245	17
Total revenue	$2,187	$310	$5,217	$729

Long-lived assets, net, by location are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
United States	$17,005	$13,858
Chile	1,647	1,814
Total long-lived assets, net	$18,652	$15,672

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

We launched our first commercial offering in late November 2013, an assay of 216 genes comprising 85 different genetic disorders and 17 targeted panels, and began selling and marketing our panels with a focused effort on hereditary cancers, including breast, colon and pancreatic cancer. In the first quarter of 2015, we introduced a substantial improvement to our genetic testing platform that allows us to sequence certain genes with features that are more difficult to analyze and to include additional genes in our offering, which increased the size of our assay to 221 genes. In October 2015, we announced we had more than doubled the size of our genetic testing platform to include more than 600 genes and that we expect to release the new content in the fourth quarter of 2015. These important additions to our test menu were the result of a series of process improvements that have enabled us to further expand our test menu throughout the course of the year while maintaining our strategy of lowering the cost of genetic testing.

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

We have experienced rapid growth in recent periods. Our revenue increased $4.5 million, or 616%, from $0.7 million for the nine months ended September 30, 2014 to $5.2 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, we incurred a net loss of $65.4 million and $32.2 million, respectively. As of September 30, 2015, we had an accumulated deficit of $150.6 million. We also increased our number of employees to 268 at September 30, 2015 from 135 on September 30, 2014. Our sales force grew to 24 at September 30, 2015 from 11 at September 30, 2014.

Since our commercial launch, we have delivered more than 15,800 billable tests as of September 30, 2015. Sales of our tests have grown significantly from over 1,800 billable tests in the nine months ended September 30, 2014 to more than 11,800 billable tests in the nine months ended September 30, 2015, which we believe is evidence that our value proposition is attractive to our clients. We estimate that the U.S. market for hereditary cancer tests is greater than $650.0 million per year and thus represents a key growth opportunity for us. On a historical basis through September 30, 2015, approximately 26% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payors. Many of the gene tests on our assay are tests for which private insurers reimburse. However, because we do not have reimbursement policies or contracts with very many private insurers, our claims for reimbursement from them may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payor. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

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

Success obtaining third party reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payors. Reimbursement may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Because each payor makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, physicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering physicians. We believe that establishing coverage from third-party payors, including the Center for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering physicians. We have received approval as a Medicare provider, which allows us to bill for our services to Medicare patients. Further we have entered into reimbursement contracts with Blue Shield of California, SelectHealth, Capital Health Plan of Florida and Ohio State Health Plan. On October 5, 2015, Invitae Corporation (the “Company”) entered into a National Master Business Agreement effective as of October 1, 2015 (the “Agreement”) with Blue Cross and Blue Shield Association (“BCBSA”). The Agreement facilitates the ability of the Company to enter into supply agreements for its products and services with BCBSA affiliates, licensees and certain other entities. The Agreement does not provide for the sale of the Company’s products or services directly, nor is there any commitment by BCBSA to do purchase products or services from us. If we are not able to obtain and maintain adequate reimbursement from third-party payors for our testing services and expand the base of physicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.

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

For the nine months ended September 30, 2015 and 2014, amounts billed for tests delivered totaled $15.6 million and $3.1 million, respectively. In the first nine months of 2015, we recognized revenue, when cash was received, of $3.9 million related to amounts billed for tests delivered during the nine months ended September 30, 2015 and $1.3 million related to amounts billed for tests delivered during the year ended December 31, 2014. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payors may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payors and claims denials.

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

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will substantially increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional tests. We expect that in the next 12 months the substantial increase in research and development expenses will be for the continued development and support of our assay of over 600 genes and other new testing services and programs under development.

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

There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2015, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Results of operations

Comparison of the three months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Revenue	$2,187	$310	$1,877	605%
Operating expenses:
Cost of revenue	3,952	1,689	2,263	134%
Research and development	11,134	5,557	5,577	100%
Selling and marketing	5,439	2,386	3,053	128%
General and administrative	4,118	3,212	906	28%
Total operating expenses	24,643	12,844	11,799	92%
Loss from operations	(22,456)	(12,534)	(9,922)	79%
Interest income and other income (expense), net	(9)	(66)	57	(86)%
Interest expense	(62)	(15)	(47)	313%
Net loss	$(22,527)	$(12,615)	$(9,912)	79%

Comparison of the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Revenue	$5,217	$729	$4,488	616%
Operating expenses:
Cost of revenue	11,017	3,263	7,754	238%
Research and development	31,426	15,600	15,826	101%
Selling and marketing	16,368	5,823	10,545	181%
General and administrative	11,592	8,112	3,480	43%
Total operating expenses	70,403	32,798	37,605	115%
Loss from operations	(65,186)	(32,069)	(33,117)	103%
Interest income and other income (expense), net	(111)	(69)	(42)	61%
Interest expense	(125)	(49)	(76)	155%
Net loss	$(65,422)	$(32,187)	$(33,235)	103%

Revenue

The increase in revenue of $1.9 million for the three months ended September 30, 2015 compared to the same period in 2014 was principally due to increased test volume, which resulted in increased cash collections. Approximately $2.1 million of revenue in the three months ended September 30, 2015 was from cash collections for tests delivered in 2015.

The increase in revenue of $4.5 million for the nine months ended September 30, 2015 compared to the same period in 2014 was due to increased test volume, which resulted in increased cash collections. Approximately $3.9 million of revenue in the nine months ended September 30, 2015 was from cash collections for tests delivered in 2015.

Cost of revenue

Cost of revenue increased principally as a result of increased test volume. The number of billed test results delivered increased to more than 5,100 for the three months ended September 30, 2015 from over 1,100 for the same period in 2014. For the nine months ended September 30, 2015, the number of billed test results delivered increased to more than 11,800 from over 1,800 for the same period in 2014.

The increase in the cost of revenue of $2.3 million for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to costs associated with increased test volume. Personnel costs included in cost of revenue increased by $0.9 million, due principally to headcount increases. Reagents and laboratory materials costs increased by $0.3 million and costs associated with the use of testing equipment increased by $0.3 million.

The increase in the cost of revenue of $7.8 million for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to costs associated with increased testing activities. Personnel costs included in cost of revenue increased by $3.1 million due to the increase in headcount and an increased allocation of time spent processing revenue-generating tests. Reagents and laboratory materials costs increased by $2.1 million.

Research and development

The increase in research and development expenses of $5.6 million for the three months ended September 30, 2015 compared to the same period in 2014 was primarily driven by costs related to the continued development of our assay platform. Personnel costs increased by $3.2 million reflecting significant additional headcount, and allocated facilities-related expenses increased by $1.6 million due to the expansion of our operations. In addition, outside consultant costs increased by $0.8 million, principally for alternative research and development projects, and costs associated with the use of testing and other equipment increased by $0.4 million. These increases were partially offset by a decrease in costs of reagents and laboratory materials of $0.4 million, due principally to the reduced validation testing for our new assay platform, which was launched early in the fourth quarter of 2015.

The increase in research and development expenses of $15.8 million for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily driven by costs related to the continued development of our assay platform. Personnel costs increased by $6.4 million reflecting significant additional headcount, costs of reagents and laboratory materials increased by $1.8 million, and allocated technology and facilities-related expenses increased by $4.2 million due to the expansion of our operations. In addition, outside consultant costs increased by $2.1 million, principally for alternative research and development projects, and costs associated with the use of testing and other equipment increased by $0.9 million.

Selling and marketing

The increase in selling and marketing expenses of $3.1 million for the three months ended September 30, 2015 compared to the same period in 2014 was due principally to an increase in personnel costs of $1.6 million, reflecting significant additional headcount, an increase in allocated technology and facilities-related expenses of $0.6 million as the result of our office expansion, an increase in outside consultant costs of $0.3 million and an increase in costs associated with trade show-related expenses of $0.2 million..

The increase in selling and marketing expenses of $10.5 million for the nine months ended September 30, 2015 compared to the same period in 2014 was due primarily to increased personnel costs of $5.0 million, reflecting significant additional headcount, an increase in marketing collaborations costs of $1.3 million and an increase in allocated technology and facilities-related expenses of $2.0 million as the result of our expansion. Outside consultant costs increased by $0.6 million, and costs associated with trade show-related expenses increased by $0.4 million. Other costs, including focus groups and online advertising, increased by $0.7 million.

General and administrative

The increase in general and administrative expenses of $0.9 million for the three months ended September 30, 2015 compared to the same period in 2014 was due primarily to increased personnel costs of $1.2 million and an increase in travel costs of $0.1 million, both resulting from increased headcount. Professional services costs increased by $0.4 million, principally for recruitment services, and billings and collections costs increased by $0.3 million reflecting increased revenue activities. These effect of these cost increases was partially offset by a $0.9 million decrease in allocated technology and facilities-related expenses reflecting increased allocations of costs to research and development in 2015 due to increased research and development activities and headcount. In addition, legal costs decreased by $0.4 million primarily due to the dismissal of the Myriad litigation in the first quarter of 2015.

The increase in general and administrative expenses of $3.5 million for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in personnel costs of $2.9 million and an increase in travel costs of $0.5 million, both reflecting increased headcount. Professional services costs increased by $1.4 million, principally for recruitment and public relations services, and billings and collection costs increased by $0.7 million reflecting increased revenue activities. Costs associated with operating as a public company increased by $0.7 million. In addition, external accounting and audit fees increased by $0.2 million due principally to costs incurred in the first quarter related to the 2014 annual audit. These effect of these cost increases was partially offset by a $1.9 million decrease in allocated technology and facilities-related expenses reflecting increased allocations of costs to research and development in 2015 due to increased research and development activities and headcount. In addition, legal costs decreased by $1.1 million primarily due to the dismissal of the Myriad litigation in the first quarter of 2015.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the nine months ended September 30, 2015 and 2014, we had a net losses of $65.4 million and $32.2 million, respectively, and we expect to incur additional losses in the foreseeable future. As of September 30, 2015, we had an accumulated deficit of $150.6 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock and net proceeds of approximately $105.7 million from our initial public offering. In addition, we have entered into various capital lease agreements for an aggregate financing amount of $8.2 million from inception through September 30, 2015 to obtain laboratory equipment. The terms of the capital leases are typically three years with interest rates ranging from 2.9% to 18.9% and the leases are secured by the underlying equipment.

In July 2015, we entered into a Loan and Security Agreement, or Loan Agreement with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.0 million, other than the initial $2.5 million tranche on the date of the Loan Agreement. We may request additional tranches to finance the purchase of equipment through December 31, 2016, subject to certain restrictions. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. We are required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on July 17, 2020, or the Term Date. Any then-unpaid principal and interest on advances under the Loan Agreement are payable on the Term Date. We may, at our option, prepay the borrowings by paying the Bank a prepayment premium. At September 30, 2015, we had borrowed a total of $5.0 million under the loan agreement and our outstanding balance payable to the lender at September 30, 2015 was $4.8 million.

As of September 30, 2015 and December 31, 2014, we had $147.3 million and $107.0 million, respectively, of cash, cash equivalents, and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents as of September 30, 2015, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may in the future elect to finance operations by selling equity or debt securities. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(59,889)	$(28,104)
Cash used in investing activities	(108,788)	(2,685)
Cash provided by financing activities	110,649	46,857

Cash flows from operating activities

For the nine months ended September 30, 2015, cash used in operating activities of $59.9 million principally resulted from our net loss of $65.4 million offset by non-cash charges of $3.7 million for depreciation and amortization, and $1.8 million for stock-based compensation. The net effect on cash of changes in net operating assets of $0.6 million was primarily due to the application of $0.7 million of cash to prepaid balances of equipment maintenance contracts, D&O insurance and software licenses.

For the nine months ended September 30, 2014, cash used in operating activities of $28.1 million principally resulted from our net loss of $32.2 million offset by non-cash charges of $1.6 million for depreciation and amortization, and $0.5 million for stock-based compensation. The change in net operating assets of $1.9 million was primarily due to an increase in accounts payable and accrued liabilities of $3.3 million due to the growth in our business partially offset by an increase in prepaid expenses of $0.7 million related to prepaid equipment maintenance fees and software license fees and in other assets of $0.7 million related to the capitalization of $0.5 million of offering expenses and the security deposit on our new office lease of $0.2 million.

Cash flows from investing activities

For the nine months ended September 30, 2015, cash used in investing activities of $108.8 million was primarily due to purchases of marketable securities exceeding proceeds from sales and maturities of marketable securities by $98.8 million and purchases of property and equipment of $5.3 million. In addition, restricted cash increased by $4.7 million due to deposits for our new facility lease executed in September 2015 and compensating balances for our Loan Agreement executed in July 2015.

For the nine months ended September 30, 2014, cash used in investing activities of $2.7 million was primarily for the purchase of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2015 of $110.6 million consisted primarily of $107.1 million of net proceeds from our initial public offering completed in February 2015 and borrowings of $5.0 million on the Loan Agreement executed in July 2015, partially offset by payments of $1.5 million on our capital lease obligations.

Cash provided by financing activities for the nine months ended September 30, 2014 of $46.9 million was primarily from $47.3 million in net proceeds from the issuance of convertible preferred stock, partially offset by payments of $0.6 million on our capital lease obligations.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of September 30, 2015 (in thousands):

Contractual obligations:	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and beyond	Total
Operating leases	$997	$14,111	$14,756	$50,878	$80,742
Capital leases	518	3,042	269	—	3,829
Capital expenditure financing	286	2,221	2,099	589	5,195
Total	$1,801	$19,374	$17,124	$51,467	$89,766

In September 2015, we entered into a lease agreement for a laboratory and headquarters in San Francisco, California. This lease expires in July 2026. In March 2015, we leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively. In April 2015, we leased additional space in Cambridge, Massachusetts; this lease expires in January 2018. Aggregate future minimum lease payments for these facilities are included in the table above. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

In July 2015 we entered into a loan and security agreement with a bank to provide financing for future capital expenditures up to $15.0 million through December 2016. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements and we do not have any holdings in variable interest entities.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had equipment financing loan obligations of $4.8 million as of September 30, 2015, which result from loans for purchases of laboratory equipment. These loans carry variable rates of interest. We had capital lease obligations of $3.6 million as of September 30, 2015, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. We had cash, cash equivalents, and marketable securities of $147.3 million as of September 30, 2015, which consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

PART II — Other Information

ITEM 1.  Legal Proceedings.

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that Invitae wrongfully solicited and hired employees away from the Plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the Plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, Invitae filed a motion to dismiss the action for lack of personal jurisdiction and, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. Plaintiffs’ response to that motion is currently due on November 23, 2015. We believe the action is without merit and intend to defend ourselves vigorously.

ITEM 1A.  Risk Factors.

Risks related to our business and strategy

We are an early-stage company with a history of losses, we expect to incur significant losses for the foreseeable future, and we may not be able to achieve or sustain profitability.

We have incurred substantial losses since our inception. For the nine months ended September 30, 2015, we had a net loss of $65.4 million. As of September 30, 2015, we had an accumulated deficit of $150.6 million. To date, we have generated limited revenue, and we may never achieve revenue sufficient to offset our expenses. In addition, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

We began operations in January 2010, and commercially launched our initial assay in late November 2013; accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. Our limited commercial history makes it difficult to evaluate our current business and makes predictions about our future results, prospects or viability subject to significant uncertainty. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continue to expand, automate and upgrade our laboratory, technology and data systems, obtain coverage and reimbursement by healthcare payors such as Medicare and private health insurers, provide rapid test turnaround times with accurate results at low prices, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory, and in flux. In addition, in October 2015, the European Court of Justice invalidated a safe harbor agreement between the United States and European Union member states which addressed how many U.S. companies handle personal information of their European customers. It is possible that laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We plan to move into a new laboratory and headquarters facility next year, which could also affect our business operations and our ability to perform our tests. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. In addition, we plan to hire additional geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed. Future growth in our business could also make it difficult for us to maintain our corporate culture.

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

We currently have a commercial presence in Chile and distribution arrangements in several countries, and our business strategy contemplates significant international expansion. We plan to enter into additional distribution relationships to conduct physician outreach activities and to develop and expand payor relationships outside of the United States. Doing business internationally involves a number of risks, including:

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

As of September 30, 2015, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 51% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

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
10.1

Loan and Security Agreement dated as of July 17, 2015 between Silicon Valley Bank and Invitae Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2015).

10.2 #

Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for Awards Granted under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2015).

10.3

Lease Agreement dated as of September 2, 2015 by and between 1400 16th Street LLC, a Delaware limited liability company, and Invitae Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2015).

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

#                                         Management contract or compensatory arrangement.

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

Date: November 9, 2015