Form 10-K
period 2015-12-31
Invitae Corp
filed 2016-03-10
CIK 1501134

Use these links to rapidly review the document

ITEM 8. Financial Statements And Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $180.7 million, based on the closing price of the common stock as reported on The New York Stock Exchange for that date.

         The number of shares of the registrant's Common Stock outstanding as of March 2, 2016 was 31,976,501.

i

PART I

ITEM 1.    Business.

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, are forward- looking statements. Forward-looking statements include, but are not limited to, statements about:

  •
  our views regarding the future of genetic testing and its role in mainstream medical practice;

  •
  strategic plans for our business, products and technology, including our ability to expand our assay and develop new assays while maintaining attractive pricing, further enhance our genetic testing process and the related user experience, build interest in and demand for our tests and attract potential partners;

  •
  the implementation of our business model;

  •
  the rate and degree of market acceptance of our tests and genetic testing generally;

  •
  our ability to scale our infrastructure and operations in a cost- effective manner;

  •
  the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assay to include additional genes;

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

Overview

        Invitae's mission is to bring comprehensive genetic information into mainstream medical practice to improve the quality of healthcare for billions of people. Our goal is to aggregate most of the world's genetic tests into a single service with higher quality, faster turnaround time and lower pricing than many single gene tests today. We were founded on four core principles:

  •
  Patients should own and control their own genetic information;

  •
  Healthcare professionals are fundamental in ordering and interpreting genetic information;

  •
  Driving down the price of genetic information will increase its clinical and personal utility; and

  •
  Genetic information is more valuable when shared.

        As the price of DNA sequencing has declined, the amount of genetic information that can be generated per dollar has increased exponentially, enabling the generation, analysis and storage of more comprehensive genetic information than ever before. According to the Online Mendelian Inheritance in Man®, an online catalog of human genes and genetic disorders, there are more than 4,000 inherited genetic conditions for which the scientific and medical community has already identified specific genes and variants useful for diagnosis or treatment planning. By aggregating large numbers of currently available genetic tests into a single service, we can achieve great economies of scale that allow us not only to provide primary single gene or multi-gene tests but also to generate and store additional genetic information on behalf of the patient for future use. We refer to the service of managing genetic information over the course of disease or the lifetime of a patient as "genome management." In addition, as more individuals gain access to their genetic information, we believe that sharing genetic information will provide an economic opportunity for patients and us to participate in advancing the understanding and treatment of disease. We believe that our ongoing investment in building our infrastructure and attracting talent across a range of disciplines to generate, interpret and manage genetic information will position us to be a leader in the field of genetic testing and genome management.

        In the near term, we plan to focus on the immediate market for symptomatic disease with the goal to aggregate testing for large numbers of genetic diseases into a high quality, low cost service. We also plan on expanding into the health and wellness market, including carrier testing and newborn screening. As our market share grows we expect that our business will develop in three stages over the longer term:

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

        The fundamental challenge of the first stage of our business (genetic testing) is to deliver sufficiently comprehensive and high quality genetic testing at a price that makes sense for broad healthcare adoption and reimbursement. We also are providing turnaround time of less than three weeks for the substantial majority of our tests, which in most cases is as good or better than other laboratories offering genetic testing. As such, we believe we are well positioned to address this challenge given our investment in infrastructure that will allow us to perform these complex tests in high volume at low cost while maintaining high quality and service levels. This infrastructure includes the scientific curation of individual genetic disorders, genes and variants—a rapidly advancing area of science. It also includes large-scale laboratory processes and information systems to store, analyze and manage the data; a knowledge database that allows us to aggregate the role genetic variations play in diseases and drug responses; and software tools to help generate reports for clinicians and their patients while reducing the time required by our genetic specialists for interpretation and report sign-out.

        We believe that the keys to our future success will be to steadily reduce the costs we incur in providing test results, which enables us to increase the amount of genetic content we offer in the form of an expanded test menu for the same or lower prices, thereby increasing demand and revenues. Therefore, we measured our success in 2015 with four key metrics:

  •
  lowering cost of goods sold (COGS);

  •
  increasing our content by expanding our test menu;

  •
  increasing our volumes; and

  •
  increasing our revenues and improving reimbursement.

        We launched our first commercial offering in November 2013 with an offering of more than 200 genes. In October 2015, we expanded our test menu with more than 600 genes in production, offering tests for more than 120 disorders in cardiovascular, hereditary cancer, neurology, pediatrics and other rare diseases. We have a transparent pricing structure, charging one price per indication regardless the number of genes. For third party payers that are out of contract, we charge $1,500 per sample; for payers and institutions that are in contract with us, the contracted price is as low as $950 per indication depending on administrative criteria; and for patients who pay upfront and set up an account with us, we charge $475. We introduced this multi-tiered pricing structure in June 2015.

        Our volume has grown rapidly. In 2015 we delivered approximately 19,000 billable tests, representing over 400% year-over-year annual growth, compared to the approximately 3,600 tests we delivered in 2014. We also received or "accessioned" more than 20,000 commercial samples in 2015, which is an important leading indicator for future volume. Substantiating a hypothesis that is fundamental to the success of our business model, we saw significant increases in our volume when we expanded our test menu, including meaningful growth in the non-cancer test portion of our market. We expect that will continue to be the case in 2016 as we plan to increase our menu to approximately 1,000 genes in production in the middle of the year and approximately 3,000 genes in production by the end of the year.

        Importantly, with the growth in volume and content, we have succeeded in driving down our COGS in a meaningful way. At the beginning of 2015, our COGS were approximately $1,200 per sample accessioned, and we brought down those costs to less than $700 per sample accessioned in the fourth quarter.

        In support of our efforts to reduce COGS, expand our test menu, and develop a scalable laboratory infrastructure, we incurred research and development expenses of $42.8 million, $22.1 million and $16.0 million in 2015, 2014 and 2013, respectively.

        The expansion of our test menu in 2015, and the resulting growth in testing volume, translated into rapid growth in revenue. In 2015 our revenue was $8.4 million, as compared to revenue of $1.6 million in 2014 representing over 400% year-over-year annual growth.

        We are headquartered in San Francisco, California, where we have offices and a CLIA-certified, CAP-accredited laboratory. We also have offices in Cambridge, Massachusetts; Oakland, California; and Palo Alto, California. We have a multi- disciplinary team of approximately 280 people as of December 31, 2015, including bioinformaticians, clinical and medical geneticists, commercial and managed care experts, genetic counselors, scientists, software engineers, web developers, graphic designers and lab automation specialists, as well as administrative and corporate personnel. We believe that creating a strong team is a competitive advantage, and we strive to foster a motivating and unique culture in which our people can thrive.

The global opportunity for genetic testing

        We believe that genes are fundamental particles of modern medicine and that genetic testing has the potential to affect billions of people. Every individual has a unique genome, and we believe that comprehensive knowledge of this genetic makeup will be foundational to the future practice of medicine. We also believe that eventually many individuals in a modern healthcare system will have their genomes sequenced at birth or during the course of their lives, resulting in the potential for dramatic improvements in health and wellness and an overall reduction in healthcare costs through preventive care.

        Virtually everyone is carrying loss of function mutations in their genome, recessive genetic conditions that may affect their extended family or genetic mutations that may affect their response to various drugs or therapies. For example:

  •
  approximately 5-10% of all cancers have a hereditary basis;

  •
  approximately 0.4% of the population has a cardiac genetic condition that may lead to early onset cardiovascular disease;

  •
  approximately 0.5-5.0% of the population has a factor V Leiden variant that increases the genetic risk for blood clots;

  •
  approximately 2% of new births result in a complication involving a genetic condition;

  •
  approximately 0.3% of the population will have an epileptic seizure during their lifetime;

  •
  approximately 2.0% of the population has a genetic variant in one of 52 genes identified by the American College of Medical Genetics as important incidental findings that should be reported to patients in part because they are medically actionable; and

  •
  approximately 2-5% of the population has a gene mutation that puts them at risk for a medically actionable condition.

        Furthermore, everyone is carrying mutations that can cause severe illness in a child if the child's other parent provides a mutation in the same gene.

        The global genetic testing market is growing rapidly. According to UnitedHealth Group, the U.S. genetic testing and molecular diagnostics market in 2010 was estimated to be approximately $5 billion, of which approximately 60%, or $3 billion, was genetic testing. As of December 2014, genetests.org estimated that there were more than 40,000 different genetic tests available from over 650 laboratories. These tests can identify a person's predisposition to a particular disease (predictive testing), detect whether a person has a disease (diagnostic testing), predict the potential effectiveness of a therapy or drug (pharmacogenetic testing), or assess risk of disease progression (prognostic testing). Based on UnitedHealth's estimates for the growth of the genetic testing and molecular diagnostics market and our assumption that genetic testing's share of this market will be held constant at approximately 60% between 2010 and 2021, we expect the U.S. genetic testing market to grow to at least $9 billion by 2021.

        While adoption of genetic testing has been increasing for certain medical applications, there remain a number of primary barriers limiting broader adoption. The cost of genetic testing has been prohibitively high for broad market adoption and use in routine medical practice. Under current pricing, payers generally restrict reimbursement of genetic testing to limited patient populations that meet specific criteria. In a survey by UnitedHealth, approximately 78% of clinicians identified cost of tests and reimbursement as a barrier to incorporating genetic tests in their practice. We believe advances in DNA sequencing, information technology and capacity for analysis and high-throughput data processing will be key drivers for reducing the cost of genetic testing in the future.

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

Our solution for genetic testing

        We are focused on making comprehensive, high quality genetic testing more affordable and more accessible than ever before, pursuing a large and rapidly growing market. We aim to do so for the majority of genetic tests, consolidating most of them into a single offering at a price below the typical prices of many single gene or multi-gene panels. We have learned that this value proposition resonates with clinicians and believe that we can help payers and the healthcare system significantly reduce their current testing expenditures.

Our products today

        We launched our first commercial offering in late November 2013, an assay of 216 genes, and began selling and marketing our multi-gene panels with a focused effort on hereditary cancers, including breast, colon and pancreatic cancer. We subsequently expanded our test menu in October 2015, putting more than 600 genes in production and offering test panels for more than 120 disorders in cardiovascular, hereditary cancer, neurology, pediatrics and other rare diseases,

        Unlike most diagnostic laboratories, we openly share our pricing structure with clinicians, patients and payers, and we charge one price per indication regardless the number of genes. For third party payers that are out of contract, we charge $1,500 per sample; for payers and institutions that are in contract with us, the contracted price is as low as $950 per indication depending on their administrative requirements; and for patients who pay upfront and set up an account with us, we charge $475. We introduced this multi-tiered pricing structure in June 2015. We also currently offer a free re-requisition of additional data within the same indication when ordered within 90 days of the date of service.

Importantly, we are providing turnaround time of less than three weeks for the substantial majority of our tests.

        Today, our goal is to provide clinicians with the information they need to get the right diagnosis for their patients. We have a simple and powerful offering that is best characterized by:

  •
  Breadth.  We offer comprehensive panels for more than 120 conditions in hereditary cancer, cardiology, neuromuscular, pediatric and rare diseases. We offer full gene sequencing and deletion/duplication analysis as a standard for all of our tests at no additional charge.

  •
  Quality.  Collaborations with leading academic centers confirm analytical and clinical concordance with established standards. In addition, our team of genetic and medical experts have developed a proprietary score-based system enabling objective, reproducible reporting across a wide range of disease areas.

  •
  Affordability.  We want to make genetic testing affordable and accessible. Our entire test menu is available starting at $475 per indication. By offering affordable testing, we are part of a movement to decrease healthcare costs while improving quality of care.

        Substantiating a hypothesis that is fundamental to the success of our business model, we saw significant increases in our volume when we released additional content, including meaningful growth in orders of non-cancer tests. We expect that will continue to be the case in 2016 as we plan to increase our menu to approximately 1,000 genes in production in mid-2016 and approximately 3,000 genes in production by the end of the year.

        In the cancer markets, we have expanded beyond our initial hereditary breast and ovarian cancer and now offer more comprehensive, high quality testing with more than 40 test panels, comprised of more than 70 carefully curated genes. Importantly, through our offering, we are able to detect structural genetic variations, including various inversions, segmental duplications, insertions, deletions and promoter region variants that are important for clinical grade inherited genetic testing without needing to increase the price of our tests.

        We have been increasing our non-cancer volume, as well. We now provide a comprehensive cardiology test menu with more than 30 test panels, representing more than 190 carefully curated genes. The expanded offering includes large combination panels for multiple conditions, including arrhythmias, cardiomyopathies, aortopathies, familial hypercholesterolemia, pulmonary hypertension, and congenital heart disease.

        We have also expanded our neuromuscular test panels, comprising nearly 100 carefully curated genes for 15 major diagnostic indications including Duchenne/Becker muscular dystrophy, dystonia, Charcot-Marie-Tooth disease, and hereditary spastic paraplegia. We also have expanded our pediatric and rare disorder test menu with more than 40 test panels, comprised of more than 140 carefully curated genes, for disorders including the RASopathies and primary ciliary dyskinesia.

        One of our goals is to significantly expand our neuromuscular, rare disease and pediatric offerings in early 2016, so we can further help the large number of people who suffer from these rare conditions. With our unique offering of a comprehensive test menu with high quality and affordable prices, we believe that the many hundreds of rare disease advocacy organizations, representing many hundreds of thousands of patients, will now have a partner in providing access to comprehensive, high quality, truly affordable genetic testing services. We have demonstrated that in our model, new content leads to more volume, which has the possibility of having a positive impact for our patients, providers and payers alike.

        We plan to streamline our marketing efforts in 2016 as well as expand our sales efforts with additional sales representatives. We plan to have approximately 30 sales representatives by mid-2016. Since our initial commercialization, we have marketed additional panels involved in multiple different genetic disorders, including cardiology, hematology, neurology and pediatric panels.

  Commercializing our genetic tests

        We have developed an offering that enables healthcare professionals to customize a test, receive rapid test results and pay a single price at requisition. Currently, we also offer a free re-requisition for the same indication within 90 days of the date of service. We believe that our efforts to lower prices and expand our test menu while maintaining high quality will allow us to accelerate market adoption of our genetic tests.

        Currently, we primarily target medical geneticists and genetic counselors, who we believe are early adopters and can influence broader clinical acceptance of new diagnostics, including multi-gene panels. We intend to expand our reach to include oncologists, neurologists, cardiologists and other healthcare professionals as we expand our offering and our commercial organization.

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

Securing reimbursement

        By focusing on comprehensive, high quality and affordable genetic testing, we designed our service offering to provide benefits to payers. Because we are aggregating large numbers of genetic tests into a single service, our near-term offering will in most cases replace an existing test already offered by a third party. In these cases, the clinical utility of our service is generally well established and accepted in medical practice, including in relevant clinical guidelines.

        We receive payment for our services from three categories of payers: patients, institutions and third-party payers. Given the relatively low cost of our tests, a small but consistent percentage of patients whose clinicians order our tests elect to pay for the tests themselves. Institutions, which are typically hospitals or foreign healthcare providers, account for a meaningful percentage of our test orders. We bill these organizations for our services, and they are responsible for paying those bills and seeking reimbursement where applicable. In the case of distributors, we may discount our price in exchange for marketing and sales services provided by the distributor in the geographic market where it operates.

        Third-party payers are responsible for paying for the largest percentage of tests we deliver. These third-party payers consist of private health insurers and the Centers for Medicare and Medicaid Services, or CMS. We believe that establishing coverage from CMS will be an important factor in gaining adoption by healthcare providers. We have been accepted as a Medicare provider and have recently submitted the data package that we believe is required to complete Medicare's MolDx technical assessment, which is the final step in obtaining payment from CMS for qualified testing services provided to Medicare patients under CMS criteria. We believe that completing this technical assessment and establishing coverage from CMS will be an important factor in gaining adoption by private healthcare providers.

        Further, as of December 31, 2015, we had entered into reimbursement contracts with Blue Shield of California, Capital Health Plan, Ohio State University Health Plan, SelectHealth, Three Rivers Provider Network, Tufts Health Plan, and UC Davis Health System. We have also entered into an agreement with Blue Cross and Blue Shield Association which facilitates our ability to enter into agreements to provide our tests to affiliates of the Association. We also have an agreement with MultiPlan, a large PPO Network, which provides for adjudication and payment of claims for tests we deliver to members of their network in cases where we have not yet contracted with the payers in whose plans the test patients are members.

        Third-party payers, including both private insurers and CMS, require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology, or CPT, code set maintained by the American Medical Association, or AMA. Where we offer a multi-gene panel and there is no CPT code for the full panel, but the panel includes a gene for which the AMA has an established CPT code, we identify the test provided under that CPT code when billing a third party payer for that test. In cases where there is not a specific CPT code, our test may be billed under a miscellaneous code for an unlisted molecular pathology procedure. Because this miscellaneous code does not describe a specific service, the insurance claim must be examined to determine what service was provided, whether the service was appropriate and medically necessary, and whether payment should be rendered. This may require a letter of medical necessity from the ordering physician and it may result in a delay in processing the claim, a lower reimbursement amount or denial of the claim. Given the changing CPT coding environment, our practices regarding billing may change over time.

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

        One of our most important collaborations was with the Stanford University School of Medicine and Massachusetts General Hospital. Multi-gene panels for hereditary breast and ovarian cancer risk assessment are gaining acceptance, not only as additions to but also as replacements for traditional BRCA1 and BRACA2 testing. To help determine which tests are appropriate for any given patient, it is important to understand the analytic and clinical performance of these tests by comparison with traditional testing. This study was designed to assess concordance between our panel test to traditional BRCA1 and BRCA2 tests in more than 1,000 patients.

        The data from the prospective study demonstrated 100% analytic sensitivity and specificity for the Invitae panel compared to traditional genetic test results for both sequence alterations and deletions/duplications. Variant classifications were 99.8% concordant. A total of 1,105 individuals were tested using Invitae's 29-gene hereditary cancer panel. Sequence alterations and copy number deletions/duplications were determined by next generation sequencing using our custom biochemical and bioinformatics methodologies. For these 1,105 individuals, high-quality reference and confirmatory data were available for direct comparison. Variants were classified using a framework, called Sherloc, based on the American College of Medical Genetics and Genomics 2015 guidelines using only publicly available and not proprietary data resources. Classifications were compared for 975 individuals for whom traditional BRCA1 and BRACA2 test results from Myriad Genetics were available. Data from this collaboration were published in the Journal of Molecular Diagnostics in July 2015.

        In another collaboration, we worked with researchers at Massachusetts General Hospital, Harvard Medical School, Stanford University, and Beth Israel Deaconess Medical Center to determine the clinical actionability of multi-gene testing for hereditary breast and ovarian cancer, also known as HBOC, risk. Genetic testing for HBOC is evolving rapidly, owing to the recent introduction of multi-gene panels. Compared with testing for BRCA1 and BRACA2 alone, these tests identify a greater number of individuals with genetic mutations. This study addresses how often and in which ways the identification of non-BRCA1 and non-BRACA2 mutations would alter clinical management under current practice guidelines.

        In this study, more than 1,000 patients were prospectively enrolled. All patients met clinical criteria for HBOC evaluation and all were tested for BRCA1 and BRACA2 and at least 23 other cancer risk genes. For the 63 patients found to have non-BRCA1 and non-BRACA2mutations, detailed clinical records and family histories were reviewed. We determined whether the positive test result would warrant consideration of a change in management in comparison with management recommendations based on personal and family history alone. These analyses were based on the most recent update to the National Comprehensive Cancer Network guidelines for HBOC and other applicable current guidelines.

        In a clinically representative cohort, we found that multi-gene panel testing for HBOC yields clinically actionable findings across a broad spectrum of cancer risk genes. Compared with the results of BRCA1 and BRACA2 testing alone, these findings are likely to change risk assessment and management for substantially more patients and their family members under current practice guidelines. The results of this research, published in JAMA Oncology in August 2015, show that positive panel test results warrant consideration of a change in management for the patient more often than is true for BRCA1 and BRCA2 testing alone.

        Clinical data from our various research and development efforts have been accepted for presentation at major conferences, including those sponsored by the American College of Medical Genetics and Genomics, Association for Molecular Pathology, the American Society of Clinical Oncology, the American Society of Human Genetics, and the National Society of Genetic Counselors, among others. Additional data have been submitted for publication and new studies in complementary clinical areas are in process.

Expanding genetic testing content while driving down COGS

        Aggregating multiple genetic tests into one test menu and one laboratory and medical interpretation process provides economies of scale and greater efficiency. We are focused on delivering a wide variety of genetic content through our CLIA-certified laboratory, and plan to release an increasing menu of content over time. By providing large numbers of different but related tests, such as multiple genes associated with a broad genetic condition like hereditary cancer or cardiovascular disorders, we provide clinicians with choice and flexibility in ordering tests for individual genes, panels of genes or custom sets of genes at the physician's discretion. In addition, by adding genes relevant to new diseases, we are able to expand our offering to address new markets for genetic testing services.

        In 2015, we reduced our COGS from approximately $1,200 at the beginning of the year to under $700 per sample accessioned at the end of the year. This came both as a result of volume growth and from our continued investment in production infrastructure to scale effectively, reducing costs in sample processing and medical interpretation while meeting what we believe to be the highest standards of quality. We plan to continue driving down COGS in 2016 to below $500 by the end of the year. Given our ambitious content goals for the year, we do not expect this to be a linear path, but given our lineup of improvements to our production process, we expect to exit 2016 at this level or below.

The evolution of our business

        We believe there is a substantial opportunity for genetic tests and information to be aggregated and then ultimately captured in comprehensive genome management services. We envision that this shift will enable the medical community to use genetic information on an ongoing basis, as part of mainstream medical practice, to improve patient care.

Genome management

        We are building a genome data management infrastructure to provide clinicians and their patients with an ongoing resource for pertinent genetic information over the course of disease or life of a patient. In the future we plan to work with clinicians to establish a system where this genetic information is linked at the point of care for appropriate use as needs arise.

        As the amount of information available for each patient expands, we envision a genome management program to provide clinicians and their patients with access to that additional information to answer healthcare questions as they arise. We expect to make additional genetic content accessible to clinicians and their patients along with educational materials on the conditions, genes and variants. Because the raw DNA sequence information has already been derived from our laboratory processes, the cost of delivering an additional clinical report will involve only information management and clinical interpretation, and as a consequence will be significantly lower than running a new test.

        Ultimately, we believe we can significantly improve patient care by offering comprehensive genetic testing, where reports for large numbers of genetic conditions can be available for additional charges over the lifetime of a patient.

The genome network

        As our genetic testing and genome management offerings grow in scale, we intend to continue to invest in informatics solutions that enable sharing of genetic information to improve healthcare and clinical outcomes. Participants in our genome network may include patients, family members, healthcare professionals, payers, industry professionals, researchers and clinical trial sponsors.

        The first application of our network strategy is our Invitae Family History Tool, which is available as a free web or iPad application. This application enables users to quickly and easily build, modify, share and save relevant family genetic and health history information. All data is stored in a HIPAA-compliant cloud computing environment. A second part of our network strategy is Clinvitae, a web property that allows clinicians or patients to look up individual genes and variants in order to find out additional genetic information. In the future, we plan to add functionality to allow patients and clinicians to share more information about their variants and connect with other patients or clinicians who might be able to contribute additional information that could affect their health and wellness. Pharmaceutical companies may seek to identify individuals with a particular genetic profile and medical history to participate in clinical trials of new treatments. Patients may be interested in accessing marketing information on healthcare products appropriate for their healthcare needs.

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

  •
  Create a unique user experience.  A state-of-the- art interactive platform will enhance our service offering, leverage the uniquely empowering characteristics of online sharing of genetic information and, we believe, enable a superior economic offering to clients. We intend to continue to expend substantial efforts developing, acquiring and implementing technology-driven enhancements to our web properties and transaction-processing systems. We believe that an enhanced user experience and the resulting benefits to our brand and reputation will help draw clients to us.

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

Competition

        Our competitors include companies that offer molecular genetic testing services, including specialty and reference laboratories that offer traditional single and multi-gene tests. Principal competitors include companies such as Ambry Genetics, Inc.; Athena Diagnostics; Counsyl; GeneDx, a subsidiary of OPKO Health, Inc.; Myriad Genetics, Inc.; Laboratory Corporation of America Holdings; and Quest Diagnostics Incorporated as well as other commercial and academic labs. In addition to the companies that currently offer traditional genetic testing services and research centers, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.

        We believe the principal competitive factors in our market are:

  •
  breadth and depth of content;

  •
  reliability;

  •
  accessibility of results;

  •
  turnaround time of testing results;

  •
  price and quality of tests;

  •
  coverage and reimbursement arrangements with third-party payers;

  •
  convenience of testing;

  •
  brand recognition of test provider;

  •
  additional value-added services and informatics tools;

  •
  client service; and

  •
  quality of website content.

        We believe that we compare favorably with our competitors on the basis of these factors. However, many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, substantially greater financial, technological and research and development resources and selling and marketing capabilities, more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests than we do, or sell their tests at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations.

Regulation

Reimbursement

        In September 2014, the American Medical Association published new CPT codes for genomic sequencing procedures that are effective for dates of service on or after January 1, 2015. These include genomic sequencing procedure codes for panels, including hereditary colon cancer syndromes, targeted genomic sequence analysis panels for solid organ neoplasms, targeted genomic sequence analysis panels for hematolymphoid neoplasm or disorders, whole exome analyses, and whole genome analyses. In a final determination under the Medicare Clinical Laboratory Fee Schedule, or CLFS, published in November 2014, CMS set the 2015 payment rate for these codes by the gap-fill process. Under the gap-fill process, local Medicare Administrative Contractors, or MACs, establish rates for those codes that each MAC believes meet the criteria for Medicare coverage and considering laboratory charges and discounts to charges, resources, amounts paid by other payers for the tests, and amounts paid by the MAC for similar tests. In 2015, gapfilled payment rates were established for some, but not all, of the above-referenced codes. For those codes for which local gap-filled rates were established in 2015, a national limitation amount for Medicare has been established for 2016. Codes for which local gap-filled rates were not established in 2015 will be priced by the local MACs in 2016 insofar as an individual MAC determines that such codes should be covered. Where available, the national limitation amount serves as a cap on the Medicare and Medicaid payment rates for a test procedure. If we are required to report our tests under these codes, there can be no guarantees that Medicare (or its contractors) has or will set adequate reimbursement rates for these codes.

        In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule would report, beginning in 2016, and then every three years thereafter (or annually for "advanced diagnostic laboratory tests"), private payer payment rates and volumes for their tests. We do not believe that our tests meet the current definition of advanced diagnostic laboratory tests, and therefore believe we will be required to report private payer rates for our tests on an every three years basis. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties. CMS has not yet issued a final rule implementing the reporting and rate-setting requirements under PAMA.

        As set forth under PAMA, for tests furnished on or after January 1, 2017, Medicare payments for clinical diagnostic laboratory tests will be paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test.

        The payment rates calculated under PAMA are set to be effective starting January 1, 2017, however, given the delay in release of rulemaking to implement PAMA, it is possible that implementation will be delayed beyond January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of 2020 through 2022.

        PAMA codified Medicare coverage rules for laboratory tests by requiring any local coverage determination to be made following the local coverage determination process. PAMA also authorizes CMS to consolidate coverage policies for clinical laboratory tests among one to four laboratory-specific MACs. These same contractors may also be designated to process claims if CMS determines that such a model is appropriate. It is unclear whether CMS will proceed with contractor consolidation under this authorization.

        PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The American Medical Association's Current Procedural Terminology (CPT®) Editorial Panel has approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA. At this time, it is unclear whether or when the new section of billing codes will be implemented nor is it clear how these codes would apply to our tests.

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

        We have current certification under CLIA to perform testing at our laboratory location in San Francisco. To renew our CLIA certification, we are subject to survey and inspection every two years to assess compliance with program standards. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory in California. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.

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

State laboratory licensure

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

        Several states require the licensure of out-of-state laboratories that accept specimens from those states and/or receive specimens from laboratories in those states. Our laboratory holds the required out-of-state laboratory licenses for Florida, Maryland, New York, Pennsylvania and Rhode Island.

        In addition to having a laboratory license in New York, our clinical reference laboratory in California is also required to obtain approval on a test-specific basis by the New York State Department of Health, or NYDOH, before specific testing is performed on samples from New York. Because our genomic sequencing panels are not approved by New York, we are currently prohibited from performing genomic sequencing panels on samples from New York.

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

HIPAA and HITECH

        Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the U.S. Department of Health and Human Services issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information used or disclosed by most healthcare providers and other covered entities and their respective business associates, including the business associates' subcontractors. Four principal regulations with which we are required to comply have been issued in final form under HIPAA and HITECH: privacy regulations, security regulations, the breach notification rule, and standards for electronic transactions, which establish standards for common healthcare transactions.

        The privacy regulations cover the use and disclosure of protected health information by covered entities as well as business associates, which are defined to include subcontractors that create, receive, maintain, or transmit protected health information on behalf of a business associate. A subcontractor means any person to whom a business associate delegates a function, activity, or service, other than in the capacity of the business associate's workforce. As a general rule, a covered entity or business associate may not use or disclose protected health information except as permitted under the privacy regulations. The privacy regulations also set forth certain rights that an individual has with respect to his or her protected health information maintained by a covered entity or business associate, including the right to access or amend certain records containing his or her protected health information, or to request restrictions on the use or disclosure of his or her protected health information.

        Covered entities and business associates also must comply with the security regulations, which establish requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. In addition, HITECH established, among other things, certain breach notification requirements with which covered entities and business associates must comply. In particular, a covered entity must notify any individual whose unsecured protected health information is breached according to the specifications set forth in the breach notification rule. A covered entity must also notify the Secretary of the U.S. Department of Health and Human Services and, under certain circumstances, the media.

        The HIPAA privacy, security, and breach notification regulations establish a uniform federal "floor" and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information or insofar as such state laws apply to personal information that is broader in scope than protected health information as defined under HIPAA. Massachusetts, for example, has a state law that protects the privacy and security of personal information of Massachusetts residents.

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

Federal, state and foreign fraud and abuse laws

        In the United States, there are various fraud and abuse laws with which we must comply, and we are potentially subject to regulation by various federal, state and local authorities, including CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, and state and local governments. We also may be subject to foreign fraud and abuse laws.

        In the United States, the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in order to induce or in return for the referral of an individual for the furnishing of or arranging for the furnishing of, purchasing, leasing, ordering or arranging for or recommending purchasing, leasing or ordering of any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program. Courts have stated that a financial arrangement may violate the Anti-Kickback Statute if any one purpose of the arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. The definition of "remuneration" has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, consulting fees, waivers of co-payments, ownership interests, and providing anything at less than its fair market value. Although the Anti-Kickback Statute contains several exceptions, it is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry. Further, the U.S. Department of Health and Human Services issued a series of regulatory "safe harbors." These safe harbor regulations set forth certain provisions, which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with the statutory exceptions or regulatory safe harbors ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific statutory exception or regulatory safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. Penalties for federal anti-kickback violations are severe, and include imprisonment, criminal fines, civil money penalties, and exclusion from participation in federal healthcare programs. Many states also have anti-kickback statutes, some of which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

        There are also federal laws related to healthcare fraud and false statements, among others, relating to healthcare matters. The healthcare fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from governmental payer programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact, or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from governmental payer programs.

        Another development affecting the healthcare industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each false claim.

        In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program.

        Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or for a claim that is false or fraudulent. This law also prohibits the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier for items or services reimbursable by Medicare or a state healthcare program, unless an exception applies.

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

Physician referral prohibitions

        UA federal law directed at "self-referrals," commonly known as the "Stark Law," prohibits a physician from making referrals for certain designated health services, including laboratory services, to an entity with which the physician, or an immediate family member, has a direct or indirect financial relationship, unless an exception applies. The prohibition also extends to payment for any services referred in violation of the Stark Law. A physician or entity that engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by Medicare, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare referrals. The Stark Law also prohibits state receipt of Federal Medicaid matching funds for services furnished pursuant to a prohibited referral, but this provision of the Stark Law has not been implemented by regulations. In addition, some courts have held that the submission of claims to Medicaid that would be prohibited as self-referrals under the Stark Law for Medicare could implicate the False Claims Act.

Corporate practice of medicine

        Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging clinicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California's Medical Board has indicated that determining what diagnostic tests are appropriate for a particular condition and taking responsibility for the ultimate overall care of the patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against us and/or the professional through licensure proceedings. Typically such laws are only applicable to entities that have a physical presence in the state.

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

        We do not currently have any patents or patent applications directed to the sequences of specific genes or variants of such genes, nor have we in-licensed such patents rights of any third party. We believe that correlations between specific gene variants and a person's susceptibility to certain conditions or diseases are natural laws that are not patentable under the U.S. Supreme Court's decision in Mayo. The Mayo case involved patent claims directed to optimizing, on a patient-specific basis, the dosage of a certain drug by measuring its metabolites in a patient. The Mayo Court determined that patent claims directed at detection of natural correlations, such as the correlation between drug metabolite levels in a patient and that drug's optimal dosage for such patient, are not eligible for patent protection. The Mayo Court held that claims based on this type of comparison between an observed fact and an understanding of that fact's implications represent attempts to patent a natural law and, moreover, when the processes for making the comparison are not themselves sufficiently inventive, claims to such processes are similarly patent-ineligible. On June 19, 2014, the U.S. Supreme Court decided Alice, where it amplified its Mayo and Myriad decisions and clarified the analytical framework for distinguishing between patents that claim laws of nature, natural phenomena and abstract ideas and those that claim patent-eligible applications of such concepts. According to the Alice Court, the analysis depends on whether a patent claim directed to a law of nature, a natural phenomenon or an abstract idea contains additional elements, an "inventive concept," that "is 'sufficient to ensure that the patent in practice amounts to significantly more than a patent upon the [ineligible concept] itself;" (citing Mayo).

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

        Unlike patents directed to specific genes, we do rely upon, in part, patent protection to protect technology that is not gene-specific and that provides us with a potential competitive advantage as we focus on making comprehensive genetic information less expensive and more broadly available to our clients. In this regard, we have one issued U.S. patent, two pending U.S. utility patent applications, two pending PCT applications, one pending U.S. provisional patent application and eight pending non-U.S. applications directed to various aspects of our laboratory, analytic and business practices. We intend to pursue further patent protection where appropriate.

Trade secrets

        In addition to seeking patent protection for some of our laboratory, analytic and business practices, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain and develop our competitive position. We have developed proprietary procedures for both the laboratory processing of patient samples and the analysis of the resulting data to generate clinical reports. For example, we have automated aspects of our processes for curating information about known variants, identifying variants in an individual's sequence information, associating those variants with known information about their potential effects on disease, and presenting that information for review by personnel responsible for its interpretation and for the delivery of test reports to clinicians. We try to protect these trade secrets, in part, by taking reasonable steps to keep them confidential. This includes entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees and certain third parties. We also enter into invention or patent assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we may not enter into such agreements with all relevant parties, and these parties may not abide by the terms of their agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy or independently develop and commercially exploit aspects of our technology or obtain and use information that we regard as proprietary.

Trademarks

        We work hard to achieve a high level of quality in our operations and to provide our clients with a superior experience when interacting with us. As a consequence, our brand is very important to us, as it is a symbol of our reputation and representative of the goodwill we seek to generate with our clients. As a consequence, we have invested significant resources in protection of our trademarks. To date, we have filed for trademark protection for INVITAE as well as our logo (circle design) and INVITAE with the logo. Registrations for INVITAE have been obtained in 28 countries and are currently pending in more than five countries. Applications for our logo (circle design) have been obtained in 18 countries and are currently pending in more than 13 countries, and one application is pending for INVITAE with the logo.

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

Customer and geographic concentrations

        For the years ended December 31, 2015, 2014 and 2013 the percentages of our revenue attributable to sources in the United States were 65%, 67% and 42% respectively; the percentages of our revenue attributable to sources in Canada were 25%, 19% and 1% respectively; the percentages of our revenue attributable to sources in Israel were 2%, 7% and 44% respectively; and the percentages of our revenue attributable to countries excluding the United States, Canada and Israel were 8%, 7% and 13% respectively.

        As of December 31, 2015 and 2014, we had net long-lived assets in the United States of $17.2 million and $13.9 million, respectively, and net long-lived assets in Chile of $1.5 million and $1.8 million, respectively. As of December 31, 2015 and 2014, we did not have long- lived assets outside of the United States and Chile.

        As of December 31, 2015, all of our revenue has been derived from sales of our assay. A single customer accounted for 13% of our revenue for the year ended December 31, 2015, a second single customer accounted for 15% of our revenue for the year ended December 31, 2014 and a third single customer accounted for 44% of our revenue for the year ended December 31, 2013.

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

        We have incurred substantial losses since our inception. For the years ended December 31, 2015, 2014 and 2013, we had net losses of $89.8 million, $47.5 million and $24.8 million, respectively. As of December 31, 2015, we had an accumulated deficit of $175.0 million. To date, we have generated limited revenue, and we may never achieve revenue sufficient to offset our expenses. In addition, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders' equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

        We began operations in January 2010, and commercially launched our initial assay in late November 2013; accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. Our limited commercial history makes it difficult to evaluate our current business and makes predictions about our future results, prospects or viability subject to significant uncertainty. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continue to expand, automate and upgrade our laboratory, technology and data systems, obtain coverage and reimbursement by healthcare payers such as Medicare and private health insurers, provide rapid test turnaround times with accurate results at low prices, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We will need to scale our infrastructure in advance of demand for our tests, and our failure to generate sufficient demand for our tests would have a negative impact on our business and our ability to attain profitability.

        Our success will depend in large part on our ability to extend our market position, to provide customers with high quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our customer service, billing and systems processes and enhance our internal quality assurance program. We entered into a lease agreement for a new laboratory and headquarters in San Francisco, California and we will need to build out our new laboratory. We will also need to hire and retain sufficient numbers of skilled personnel, including geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. We expect that much of this growth will be in advance of demand for our tests. Our current and future expense levels are to a large extent fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our tests is difficult to forecast, when revenue does not meet our expectations we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our tests will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.

If third-party payers, including managed care organizations, private health insurers and government health plans do not provide coverage and adequate reimbursement for our tests, our commercial success could be negatively affected.

        Our ability to increase the number of billable tests and our revenue will depend on our success achieving broad reimbursement for our tests from third-party payers. Physicians may not order our tests unless third-party payers, such as managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, cover and provide adequate reimbursement for a substantial portion of the price of our tests. Reimbursement by a payer may depend on a number of factors, including a payer's determination that a test is appropriate, medically necessary, and cost-effective.

        Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our test from a small number of commercial third-party payers, and have not obtained coverage from Medicare or any state Medicaid program. Further, we believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from commercial payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

        We expect to continue to focus substantial resources on increasing adoption of, and coverage and reimbursement for, our current tests and any future tests we may develop. We believe it may take several years to achieve coverage and adequate contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. If we fail to establish and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue could be harmed and our future prospects and our business could suffer.

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

        With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

  •
  dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, Inc., Athena Diagnostics, Counsyl, GeneDx, a subsidiary of OPKO Health, Inc., Myriad Genetics, Inc., or Myriad,

  •
  a few large, established general testing companies with large market share and significant channel power, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated;

  •
  a large number of clinical laboratories in an academic or healthcare provider setting that perform clinical genetic testing on behalf of their affiliated institutions and often sell and market more broadly; and

  •
  a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness including Illumina, Inc., who is also one of our suppliers.

        Hospitals, academic medical centers and eventually physician practice groups and individual clinicians may also seek to perform at their own facilities the type of genetic testing we would otherwise perform for them. In this regard, continued development of equipment, reagents, and other materials as well as databases and interpretation services may enable broader direct participation in genetic testing and analysis.

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

        We believe the principal competitive factors in our market are:

  •
  breadth and depth of content;

  •
  reliability;

  •
  accessibility of results;

  •
  turnaround time of testing results;

  •
  price and quality of tests;

  •
  coverage and reimbursement arrangements with third-party payers;

  •
  convenience of testing;

  •
  brand recognition of test provider;

  •
  additional value-added services and informatics tools;

  •
  client service; and

  •
  quality of website content.

        Many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, higher margins on their tests, substantially greater financial, technological and research and development resources and selling and marketing capabilities, and more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests than we do, or sell their tests at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-party payers are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of next generation sequencing for clinical diagnosis and preventative care increases. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. In addition, companies or governments that control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our tests, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.

We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy.

        Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We plan to move into a new laboratory and headquarters facility in 2016, which could also affect our business operations and our ability to perform our tests. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. In addition, we plan to hire additional geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed. Future growth in our business could also make it difficult for us to maintain our corporate culture.

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

        Our business model assumes that we will be able to generate significant test volume, and we may not succeed in driving clinical adoption of our test to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. Because broad-based testing panels are relatively new, it may be more difficult or take more time for us to expand clinical adoption of our assay beyond a relatively small number of early adopters. In addition, clinicians in other areas of medicine may not adopt genetic testing for hereditary disease as readily as it has been adopted in hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful. A lack of or delay in clinical acceptance of broad-based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing is expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. If we are not able to generate demand for our tests at sufficient volume, or if it takes significantly more time to generate this demand than we anticipate, our business, prospects, financial condition and results of operations could be materially harmed.

Our success will depend on our ability to use rapidly changing genetic data to interpret test results accurately and consistently, and our failure to do so would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

        Our success depends on our ability to provide reliable, high-quality tests that incorporate rapidly evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with those variants. Errors, including if our tests fail to detect genomic variants with high accuracy, or mistakes, including if we fail to or incompletely or incorrectly identify the significance of gene variants, could have a significant adverse impact on our business. Hundreds of genes can be implicated in some disorders, and overlapping networks of genes and symptoms can be implicated in multiple conditions. As a result, a substantial amount of judgment is required in order to interpret testing results for an individual patient and to develop an appropriate patient report. We classify variants in accordance with published guidelines as benign, likely benign, variants of uncertain significance, likely pathogenic or pathogenic, and these guidelines are subject to change. In addition, it is our practice to offer support to clinicians and geneticists ordering our tests around which genes or panels to order as well as interpretation of genetic variants. We also rely on clinicians to interpret what we report and to incorporate specific information about an individual patient into the physician's treatment decision.

        The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians or geneticists, and lead to claims against us if someone were to allege that our test failed to perform as it was designed, if we failed to correctly interpret the test results, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our business, reputation and results of operations.

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

        In the ordinary course of our business, we and our third-party billing and collections provider collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers, and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. We also communicate sensitive patient data through our Invitae Family History Tool. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information.

        The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Heath Act, or HITECH, and regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, our Invitae Family History Tool is currently accessible through our online portal and through our mobile applications, and there is no guarantee we can protect our online portal or our mobile applications from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.

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

        In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory, and in flux. In addition, in October 2015, the European Court of Justice invalidated a safe harbor agreement between the United States and European Union member states which addressed how many U.S. companies handle personal information of their European customers. In October 2015, the Court of Justice of the European Union declared the Safe Harbor invalid. In February 2016, the European Commission announced an agreement with the U. S. Department of Commerce to replace the invalidated Safe

Harbor agreement on transatlantic data flows with a new E.U.-U.S. "Privacy Shield." Nevertheless, legal uncertainty remains concerning E.U.-to-U.S. data transfers. The Privacy Shield will not be effective until it is approved by the E.U.'s 28 member states. Laws governing data privacy and security are constantly evolving. In addition, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.

We have limited experience in marketing and selling our tests, and our success will depend in part on our ability to generate sales using a relatively small internal sales team and through alternative marketing strategies.

        We have limited experience marketing and selling our tests, which we began selling in late 2013. We may not be able to market or sell our current tests and any future tests we may develop effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests in the United States through a relatively small internal sales force and outside the United States with the assistance of distributors. Historically, our sales efforts have been focused primarily on hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. As part of our strategy to reduce the cost of genetic testing, we will need to maintain our selling and marketing expenses at levels that are lower than many of our competitors through the use of focused sales efforts. Our future sales will depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We have limited experience implementing these types of alternative marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.

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

        We perform all of our tests at our laboratory in San Francisco, California. We plan to move into a new laboratory and headquarters facility in 2016, also located in San Francisco. Our laboratory and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratory may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if our laboratory is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

        Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to clinicians, billing payers, processing reimbursement appeals, handling physician or patient inquiries, conducting research and development activities, and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

        We currently have distribution arrangements in several countries, and our business strategy contemplates significant international expansion. We plan to enter into additional distribution relationships to conduct physician outreach activities and to develop and expand payer relationships outside of the United States. Doing business internationally involves a number of risks, including:

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

  •
  complexities associated with managing multiple payer reimbursement regimes, government payers, or patient self-pay systems;

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

        We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certification to conduct our tests at our laboratory in San Francisco. To renew this certification, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory.

        We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in San Francisco, including the training and skills required of personnel and quality control. We also maintain out-of-state laboratory licenses to conduct testing on specimens from Florida, Maryland, New York, Pennsylvania and Rhode Island. In addition to having a laboratory license in New York, our clinical reference laboratories are required to be approved on a test- specific basis by the New York State Department of Health, or NYDOH, before the specific tests are performed on specimens from New York. Because our genomic sequencing panels are not approved by New York, we are currently prohibited from performing these tests on samples from New York. Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.

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

        The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. CAP asserts that its program is "designed to go well beyond regulatory compliance" and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. In November 2014, we obtained CAP accreditation for our San Francisco laboratory. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

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

  •
  amendments to HIPAA under HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators and expand vicarious liability, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

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

  •
  other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption, and false claims acts, which may extend to services reimbursable by any third-party payer, including private insurers;

  •
  the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;

  •
  state laws that prohibit other specified practices, such as billing clinicians for testing that they order; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payers; and

  •
  similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.

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

  •
  requires each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and applied to sales of taxable medical devices from January 1, 2013 through December 31, 2015. The medical device tax has been suspended for 2016 and 2017, but is scheduled to return beginning in 2018. It is unclear at this time when, or if, the provision of our LDTs will trigger the medical device tax if the FDA ends its policy of general enforcement discretion and regulates certain LDTs as medical devices. It is possible, however, that this tax will apply to some or all of our tests or tests which are in development.

  •
  establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. At this point, the triggers for IPAB proposals have not been met; it is unclear when such triggers may be made met in the future and when any IPAB-proposed reductions to payments could take effect.

        Many of the Current Procedure Terminology, or CPT, procedure codes that we use to bill our tests were revised by the American Medical Association, effective January 1, 2013. Moreover, the AMA recently released new codes to report genomic sequencing procedures. In a final determination under the Medicare Clinical Laboratory Fee Schedule, or CLFS, published in November 2014, CMS set the 2015 payment rate for these codes by the gap-fill process. Under the gap-fill process, local Medicare Administrative Contractors, or MACs, establish rates for those codes that each MAC believes meet the criteria for Medicare coverage and considering laboratory charges and discounts to charges, resources, amounts paid by other payers for the tests, and amounts paid by the MAC for similar tests. In 2015, gapfilled payment rates were established for some, but not all, of the above-described codes. For those codes for which local gap-filled rate(s) were established in 2015, a national limitation amount for Medicare has been established for 2016. Codes for which local gap-filled rates were not established in 2015 will be priced by the local MACs in 2016 insofar as an individual MAC determines that such codes should be covered. Where available, the national limitation amount serves as a cap on the Medicare and Medicaid payment rates for a test procedure. We do not yet know how our tests may fit under these new codes, but if we are required to report our tests under these codes, we cannot assure you that Medicare or its contractors have or will set adequate reimbursement rates for these new codes.

        In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, clinical laboratories must report to Medicare private payer rates beginning in 2016 and every three years thereafter for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests and every year for advanced diagnostic laboratory tests.

        We do not believe that our tests meet the current definition of advanced diagnostic laboratory tests, but in the event that our tests are determined by CMS to meet these criteria or new criteria developed by CMS, we would be required to report private payer data for those tests annually. Otherwise, we will be required to report private payer rates for our tests on an every three years basis. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties. CMS has not yet issued a final rule implementing the reporting and rate-setting requirements under PAMA.

        As set forth in PAMA, for tests furnished on or after January 1, 2017, Medicare payments for clinical diagnostic laboratory tests will be paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. The impact of the new payment system on rates for our tests, including any current or future clinical diagnostic laboratory tests or advanced diagnostic laboratory tests we develop, is not clear at this time.

        PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The CPT® Editorial Panel approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA, but it is unclear whether or when the new section of billing codes will be implemented, and it is unclear how these codes would apply to our tests.

        We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act and the expansion of the federal and state governments' role in the U.S. healthcare industry as well as changes to the reimbursement amounts paid by payers for our tests and future tests or our medical procedure volumes may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations, and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance on patients for clinical laboratory tests reimbursed under the clinical laboratory fee schedule, which would increase our billing and collecting costs and decrease our revenue.

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

        We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell our tests internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom's Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

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

        On November 26, 2013, in response to infringement allegations by Myriad we sued Myriad in the Northern District of California for declaratory judgment that certain of its U.S. patents are invalid and not infringed by our tests. Myriad together with certain of its licensors, the Myriad Plaintiffs, counterclaimed against us, alleging that our tests infringe those patents and alleging that we are willfully infringing those patents. On January 23, 2015, the Myriad Plaintiffs stipulated to the dismissal with prejudice of all of their claims and granted us a covenant not to sue for all of the patents they had asserted against us, and on January 26, 2015, the court issued an order dismissing the case with prejudice thereby ending the litigation.

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

        We believe that naturally occurring DNA sequences should not be patentable, and we do not currently have any patents or patent applications directed to such sequences nor have we in-licensed such patents rights of any third party. In this regard, a few key cases involving diagnostic method claims and "gene patents" have recently been decided by the U.S. Supreme Court. On March 20, 2012, the U.S. Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Mayo, a case involving patent claims directed to optimizing on a patient-specific basis the dosage of a certain drug by measuring its metabolites in a patient. In Mayo, the U.S. Supreme Court determined that patent claims directed at detection of natural correlations, such as the correlation between drug metabolite levels in a patient and that drug's optimal dosage for such patient, are not eligible for patent protection. The Mayo Court held that claims based on this type of comparison between an observed fact and an understanding of that fact's implications represent attempts to patent a natural law and, moreover, when the processes for making the comparison are not themselves sufficiently inventive, claims to such processes are similarly patent-ineligible. On June 13, 2013, the U.S. Supreme Court decided Association for Molecular Pathology v. Myriad Genetics, or Myriad, a case brought by multiple plaintiffs challenging the validity of certain patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. In Myriad, the U.S. Supreme Court held that genomic DNAs that have been isolated from, or have the same sequence as, naturally occurring samples, such as the DNA constituting the BRCA1 and BRCA2 genes or fragments thereof, are not eligible for patent protection. Instead, the Myriad Court held that only those complementary DNAs, or cDNAs, which have a sequence that differs from a naturally occurring fragment of genomic DNA may be patent eligible. Because it will be applied by other courts to all gene patents, the holding in Myriad also invalidates patent claims to other genes and gene variants. On June 19, 2014, the U.S. Supreme Court decided Alice Corporation v. CLS Bank (2014), or Alice, where it amplified its Mayo and Myriad decisions and clarified the analytical framework for distinguishing between patents that claim laws of nature, natural phenomena and abstract ideas and those that claim patent-eligible applications of such concepts. According to the Alice Court, the analysis depends on whether a patent claim directed to a law of nature, a natural phenomenon or an abstract idea contains additional elements, an "inventive concept," that "is 'sufficient to ensure that the patent in practice amounts to significantly more than a patent upon the [ineligible concept] itself" (citing Mayo).

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

        On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that Invitae wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys' fees and costs. On October 22, 2015, we filed a motion to dismiss the action for lack of personal jurisdiction and, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, we responded by again filing a motion to dismiss the action for lack of personal jurisdiction and, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. The parties are negotiating the exchange of information regarding the issue of personal jurisdiction, and have extended the plaintiffs' deadline to respond to the motion pending the outcome of that negotiation. The current due date for the plaintiffs' response is March 21, 2016. We believe the action is without merit and intend to defend ourselves vigorously.

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

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

        We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ended December 31, 2015, provide a management report on our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow and we may require additional personnel and resources to do so.

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

  •
  changes in reimbursement by current or potential payers; and

  •
  general economic and market conditions.

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

        As of December 31, 2015, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 81% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        As of December 31, 2015, our total gross deferred tax assets were $60.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre- change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an "ownership change" occurs if there is a cumulative change in our ownership by "5% shareholders" that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        Our corporate headquarters and laboratory operations are located in San Francisco, California, where we currently lease and occupy 7,795 square feet of laboratory and office space. The lease for our headquarters expires in August 2017, with a five-year extension at our option. Additionally, in a nearby building in San Francisco, we sublease 8,852 square feet of laboratory and office space under an agreement that expires in February 2017 and 24,536 square feet of office space under an agreement that expires in April 2017. We also lease 8,348 square feet of office space in Palo Alto, California pursuant to an agreement that expires in March 2020 and we lease additional facilities in Oakland, California, Cambridge Massachusetts and Santiago, Chile.

        In September 2015, we entered into a lease agreement for a new laboratory and headquarters of 103,213 square feet in San Francisco, California. This lease expires in July 2026 and we may renew the lease for an additional ten years. The lease term will commence when we take occupancy of the facility, which is expected to occur in the third quarter of 2016. We plan to sub-lease our existing San Francisco laboratory and office facilities once we take occupancy of our new headquarters facility.

        We believe that our facilities are adequate for our current needs and that additional space will be available on commercially reasonable terms if required.

ITEM 3.    Legal Proceedings.

        On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that we wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys' fees and costs. On October 22, 2015, we filed a motion to dismiss the action for lack of personal jurisdiction and, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, we responded by again filing a motion to dismiss the action for lack of personal jurisdiction and, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. The parties are negotiating the exchange of information regarding the issue of personal jurisdiction, and have extended the plaintiffs' deadline to respond to the motion pending the outcome of that negotiation. The current due date for the plaintiffs' response is March 21, 2016. We believe the action is without merit and intend to defend ourselves vigorously.

        We are not a party to any other material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

ITEM 4.    Mine Safety Disclosure.

        Not applicable.

PART II

ITEM 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

        Our common stock has been publicly traded on the New York Stock Exchange under the symbol "NVTA" since February 12, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock on the New York Stock Exchange:

	Low	High
Fiscal year ending December 31, 2015
First quarter (beginning February 12, 2015)	$16.30	$22.35
Second quarter	10.50	17.43
Third quarter	6.58	15.48
Fourth quarter	6.46	10.10

        On February 29, 2016, the closing price of our common stock as reported on the New York Stock Exchange was $8.63 per share.

        As of February 29, 2016, there were 35 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend policy

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our Loan Agreement prohibit the payment of dividends.

Stock performance graph

        The following information shall not be deemed to be soliciting material or to be filed with the SEC, or subject to Regulations 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or to the liabilities of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

        Comparison of Historical Cumulative Total Return Among Invitae Corporation, the S&P 500 Index and the S&P 500 Healthcare Index(*).

(*)
The above graph shows the cumulative total stockholder return of an investment of $100 in cash from February 12, 2015 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015 for: (i) our common stock; (ii) the S&P 500 Index; and (iii) the S&P 500 Healthcare Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to be forecasts or indicative of future stockholder returns.

	2/12/15	3/31/15	6/30/15	9/30/15	12/31/15
Invitae Corporation	$100.00	$98.30	$87.27	$42.35	$48.15
S&P 500	$100.00	$99.01	$98.79	$91.93	$97.87
S&P 500 Healthcare Index	$100.00	$103.33	$105.84	$94.15	$102.41

Use of proceeds

        On February 18, 2015, we completed an initial public offering, or IPO, of our common stock. In connection with the IPO, we issued and sold 7,302,500 shares of common stock at a price to the public of $16.00 per share. As a result of the IPO, we received approximately $116.8 million in gross proceeds, and $105.7 million in net proceeds after deducting underwriting discounts and commissions of $8.2 million and offering expenses of approximately $2.9 million payable by us. We registered the shares under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-201433), which was declared effective on February 11, 2015, and on a Registration Statement on Form S-1 (Registration No. 333-202040), which was declared effective on February 11, 2015. The net proceeds from the offering described above have been used and will be used to support our operations including funding research and development, selling and marketing activities, capital expenditures and corporate and administrative expenses. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 12, 2015 pursuant to Rule 424(b).

ITEM 6.    Selected Financial Data.

        The information set forth below should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2015 and 2014 and the selected consolidated statements of operations data for each of the years ended December 31, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2013 and 2012 and the selected consolidated statement of operations data for the year ended December 31, 2012 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012
	(In thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$8,378	$1,604	$148	$—
Costs and operating expenses:
Cost of revenue(1)	16,523	5,624	667	—
Research and development(1)	42,806	22,063	16,039	5,557
Selling and marketing(1)	22,479	8,669	2,431	—
General and administrative(1)	16,047	12,600	5,764	3,004

Total costs and operating expenses(1)	97,855	48,956	24,901	(8,561)

Loss from operations	(89,477)	(47,352)	(24,753)	(8,561)
Other income (expense), net	(94)	(79)	(26)	2
Interest expense	(211)	(61)	(59)	(43)

Net loss	$(89,782)	$(47,492)	$(24,838)	$(8,602)

Net loss attributable to common stockholders(2)	$(89,782)	$(47,492)	$(24,989)	$(9,014)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(3.18)	$(56.14)	$(36.13)	$(14.18)

Shares used in computing net loss per common share, basic and diluted	28,213,324	846,027	691,731	635,705

(1)
Includes employee stock-based compensation as follows:

	Year Ended December 31,
	2015	2014	2013	2012
	(In thousands)
Cost of revenue	$368	$102	$11	$—
Research and development	1,545	382	165	46
Selling and marketing	688	216	42	—
General and administrative	876	271	42	19

Total stock-based compensation	$3,477	$971	$260	$65

(2)
See Notes 2 and 10 to our audited consolidated financial statement included elsewhere in this report for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$73,238	$107,027	$43,070	$21,801
Working capital	120,433	102,020	41,577	21,043
Total assets	156,676	128,778	53,103	25,973
Capital lease obligations	3,164	3,535	2,001	1,215
Debt	7,040	—	—	—
Convertible preferred stock	—	202,305	86,574	36,755
Accumulated deficit	(174,962)	(85,180)	(37,688)	(12,850)
Total stockholders' equity (deficit)	138,376	(83,576)	(37,280)	(12,759)

ITEM 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in Item 8 of this report. Historic results are not necessarily indicative of future results.

Business overview

        Our mission is to bring comprehensive genetic information into mainstream medical practice to improve the quality of healthcare for billions of people. Our goal is to aggregate most of the world's genetic tests into a single service with higher quality, faster turnaround time and lower pricing than many single gene tests today. By aggregating large numbers of currently available genetic tests into a single service, we can achieve great economies of scale that allow us to not only provide primary single gene or multi-gene tests but also to generate and store additional genetic information on behalf of the patient for future use. We refer to the service of managing genetic information over the course of disease or the lifetime of a patient as "genome management." In addition, as more individuals gain access to their genetic information, we believe that sharing genetic information will provide an economic opportunity for patients and us to participate in advancing the understanding and treatment of disease.

        We launched our first commercial offering in November 2013 with an offering of more than 200 genes. In October 2015, we expanded our test menu with more than 600 genes in production, offering tests for more than 120 disorders in cardiovascular, hereditary cancer, neurology, pediatrics and other rare diseases. These important additions to our test menu were the result of a series of process improvements that enabled us to further expand our test menu throughout the course of 2015 while maintaining our strategy of lowering the cost of genetic testing.

        We have experienced rapid growth in recent periods. For the years ended December 31, 2015, 2014, and 2013 our revenue was $8.4 million, $1.6 million and $0.1 million, respectively. For the years ended December 31, 2015, 2014 and 2013 we incurred net losses of $89.8 million, $47.5 million and $24.8 million, respectively. As of December 31, 2015, we had an accumulated deficit of $175.0 million. We also increased our number of employees to 280 at December 31, 2015 from 162 on December 31, 2014. Our sales force grew to 26 at December 31, 2015 from 12 at December 31, 2014.

        Since our commercial launch, we have delivered approximately 22,800 billable tests as of December 31, 2015. Sales of our tests have grown significantly from approximately 3,600 billable tests in the year ended December 31, 2014 to approximately 19,000 billable tests in the year ended

December 31, 2015, which we believe is evidence that our value proposition is attractive to our clients. We estimate that the U.S. market for hereditary cancer tests is greater than $650.0 million per year and thus represents a key growth opportunity for us. On a historical basis through December 31, 2015, approximately 30% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assay are tests for which private insurers reimburse. However, because we do not have reimbursement policies or contracts with very many private insurers, our claims for reimbursement from them may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

        We intend to continue to invest aggressively in our business and to incur additional expenditures as a public company. In 2015 we entered into a lease agreement for a laboratory and headquarters in San Francisco, California. This lease expires in July 2026 and aggregate future minimum lease payments for the new facility are approximately $72.0 million. We will receive a $5.2 million lease incentive in the form of reimbursement of payments from the landlord for a portion of the costs of leasehold improvements we make to the laboratory and headquarters facility. We expect to incur capital expenditures for the laboratory and headquarters facility of at least $5.2 million.

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

Factors affecting our performance

Ability to lower the costs associated with performing our tests

        Reducing the costs associated with performing our genetic tests is both a near-term focus and a strategic objective of ours. Over the long term we will need to reduce the cost of raw materials by improving the output efficiency of our assay and laboratory processes, modifying our platform-agnostic assay and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases. We also intend to design and implement hardware and software tools that will reduce personnel cost for both laboratory and clinical operations by increasing personnel efficiency and thus lowering labor costs per test.

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

Number of billable tests

        The growth in our genetic testing business is tied to the number of tests for which we bill third-party payers, institutions or patients, which we refer to as billable tests. We bill for our services following delivery of the billable test report derived from testing samples and interpreting the results. We incur the expenses associated with a test in the period in which the test is processed regardless of when payment is received with respect to that test. We believe the number of billable tests in any period is an important indicator of the growth in our business.

Success obtaining reimbursement

        Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payers. Reimbursement may depend on a number of factors, including a payer's determination that a test is appropriate, medically necessary and cost-effective. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage from third-party payers, including the Center for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering clinicians. We have received approval as a Medicare provider, which allows us to bill for our services to Medicare patients. Further we have entered into reimbursement contracts with Blue Shield of California, SelectHealth, Capital Health Plan of Florida and Ohio State Health Plan. In October, 2015, we entered into a National Master Business Agreement (the "Agreement") with Blue Cross and Blue Shield Association ("BCBSA"). The Agreement facilitates our ability to enter into supply agreements for our products and services with BCBSA affiliates, licensees and certain other entities. The Agreement does not provide for the sale of our products or services directly, nor is there any commitment by BCBSA to purchase products or services from us. If we are not able to obtain and maintain adequate reimbursement from third-party payers for our testing services and expand the base of clinicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.

Investment in our business and timing of expenses

        We plan to continue to invest significantly in our genetic testing, genome management and genome network business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to significantly scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, to scale our customer service capabilities and to expand the functionality of our website. As part of our growth, we also plan to hire additional personnel, including software engineers, sales and marketing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur costs to build out our new laboratory. In addition, we expect to incur additional expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter, as we focus on building out different aspects of our business.

How we recognize revenue

        Our historical revenue has been recognized when cash is received. While we recognized $0.4 million of revenue on an accrual basis in 2015, we do not expect to recognize significant amounts of revenue on an accrual basis for some period of time. Until we achieve and maintain a predictable pattern of collection at a consistent payment amount from a large number of payers, we will continue to recognize the substantial majority of our revenue when cash is received. Additionally, as we commercialize new test offerings, we will need to achieve a predictable pattern of collection at a consistent payment amount for each payer for each new product offering prior to being able to recognize the related test revenue on an accrual basis. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter. We anticipate that the number of payers for whom we recognize revenue upon delivery of test results will increase in the future.

        For the years ended December 31, 2015, 2014 and 2013, amounts billed for tests delivered totaled $24.3 million, $6.6 million and $0.3 million, respectively. In 2015, we recognized revenue, when cash was received, of $6.6 million related to amounts billed for tests delivered during 2015 and $1.4 million related to amounts billed for tests delivered during 2014. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials.

        We incur and recognize expenses for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we receive in respect of previously delivered but unpaid tests will favorably impact our results of operations in future periods.

Financial overview

Revenue

        We generate revenue from the sale of our tests which provide the analysis and associated interpretation of the sequencing of parts of the genome. Clients are billed upon delivery of test results to the physician. For most of our customers, we do not have sufficient history of collection and are not yet able to determine a predictable pattern of collection, and therefore we currently recognize revenue when cash is received. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers and increase the rate at which we are paid for tests performed.

Cost of revenue

        Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and includes expenses for materials and supplies, personnel costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing our test are recorded as the patient's sample is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we generally do not recognize revenue in the period in which costs are incurred. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we may gain as test volume increases and from automation and other cost reductions.

Operating expenses

        Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.

Research and development

        Research and development expenses represent costs incurred to develop our technology and future tests. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests, with our efforts to lower the cost of performing our test. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, deliver reports and automate our business processes. These costs consist of personnel costs, laboratory supplies and equipment expenses, consulting costs and allocated overhead including rent, information technology, equipment depreciation and utilities.

        We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase slightly over the next 12 months as we continue to invest in research and development activities related to developing additional tests and reducing testing costs.

Selling and marketing

        Selling and marketing expenses consist of personnel costs, client service expenses, direct marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our selling expenses will increase over the next 12 months, primarily driven by the cost of hiring additional sales account executives associated with efforts to further penetrate the domestic market.

General and administrative

        General and administrative expenses include executive, finance and accounting, legal and human resources functions. These expenses include personnel-related costs, audit and legal expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our general and administrative expenses will increase over the next 12 months as we scale our operations and as we continue to incur expenses related to operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the New York Stock Exchange, additional insurance expenses, investor relations activities and other administration and professional services.

Other income (expense), net

        Other income (expense), net, primarily consists of interest income and the net exchange gain/loss on foreign currency transactions related to the operations of our subsidiary in Chile.

Interest expense

        Interest expense is attributable to our financing obligations under capital lease agreements and our Loan and Security Agreement, all executed in connection with the purchase of laboratory equipment.

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

Revenue recognition

        We generate revenue from delivery of test reports generated from our assay of over 600 genes. Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The assessment of the fixed or determinable nature of the fees charged for testing performed and the collectability of those fees require significant judgment by management. When evaluating these criteria, we consider whether we have sufficient history to reliably estimate a payer's payment pattern. We review the number of tests paid against the number of tests billed over a period of at least several months and the payer's outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the amount billed. For most payers, we have not been able to demonstrate a predictable pattern of collectability, and therefore recognize revenue when payment is received. For payers who have demonstrated a consistent pattern of payment of tests billed at appropriate amounts, we recognize revenue upon delivery of test results.

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

        As of December 31, 2015, our total gross deferred tax assets were $60.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

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

        We recorded stock-based compensation expense of $3.5 million, $1.0 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, we had $14.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 3.3 years.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
			Dollar Change	% Change
	2015	2014
	(In thousands)
Revenue	$8,378	$1,604	$6,774	422%
Operating expenses:
Cost of revenue	16,523	5,624	10,899	194%
Research and development	42,806	22,063	20,743	94%
Selling and marketing	22,479	8,669	13,810	159%
General and administrative	16,047	12,600	3,447	27%

Total operating expenses	97,855	48,956	48,899	100%

Loss from operations	(89,477)	(47,352)	(42,125)	89%
Other income (expense), net	(94)	(79)	(15)	19%
Interest expense	(211)	(61)	(150)	246%

Net loss	$(89,782)	$(47,492)	$(42,290)	89%

Revenue

        The increase in revenue of $6.8 million for the year ended December 31, 2015 compared to the same period in 2014 was due to increased test volume, which resulted in increased cash collections. Approximately $7.0 million of revenue in the year ended December 31, 2015 was from cash collections for tests delivered in 2015. In addition, we recorded $0.4 million of revenue in 2015 on an accrual basis.

Cost of revenue

        Cost of revenue increased principally as a result of increased test volume. For the year ended December 31, 2015, the number of billed test results delivered increased to approximately 19,000 from approximately 3,600 for the same period in 2014.

        The increase in the cost of revenue of $10.9 million for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to costs associated with increased testing activities. Reagent and laboratory materials costs increased by $4.2 million and personnel costs increased by $4.1 million due to the increase in headcount and increased time spent processing revenue-generating tests. In addition, costs associated with the use of equipment increased by $1.6 million and allocated technology and facilities-related expenses increased by $0.5 million.

Research and development

        The increase in research and development expenses of $20.7 million for the year ended December 31, 2015 compared to the same period in 2014 was primarily driven by costs related to the continued development of our assay platform. Personnel costs increased by $9.3 million reflecting additional headcount, and allocated technology and facilities-related expenses increased by $5.5 million due to the expansion of our operations. In addition, outside consultant costs increased by $2.8 million, principally for alternative research and development projects, costs of reagents and laboratory materials increased by $1.7 million and costs associated with the use of testing and other equipment increased by $1.0 million.

Selling and marketing

        The increase in selling and marketing expenses of $13.8 million for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to increased personnel costs of $6.5 million, reflecting additional headcount, an increase of $2.9 million as the result of our expansion and an increase in marketing collaborations costs of $1.3 million. Outside consultant costs increased by $0.7 million, and costs associated with trade show-related expenses increased by $0.6 million. Other costs, including focus groups and online advertising, increased by $0.9 million and costs associated with software and software licenses increased by $0.7 million.

General and administrative

        The increase in general and administrative expenses of $3.4 million for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to an increase in personnel costs of $4.2 million and an increase in travel costs of $0.4 million, both reflecting increased headcount. Professional services costs increased by $1.4 million, principally for recruitment and public relations services, and billings and collection costs increased by $0.8 million reflecting increased revenue activities. Costs associated with operating as a public company increased by $0.6 million. In addition, external accounting and audit fees increased by $0.4 million due principally to costs incurred in the first quarter related to the 2014 annual audit. The effect of these cost increases was partially offset by a $2.9 million decrease in allocated technology and facilities-related expenses reflecting increased allocations of costs to research and development and sales and marketing in 2015 due to increased headcount and activities in those departments. In addition, legal costs decreased by $2.0 million primarily due to the dismissal of the Myriad litigation in the first quarter of 2015.

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,
			Dollar Change	% Change
	2014	2013
	(In thousands)
Revenue	$1,604	$148	$1,456	984%
Operating expenses:
Cost of revenue	5,624	667	4,957	743%
Research and development	22,063	16,039	6,024	38%
Selling and marketing	8,669	2,431	6,238	257%
General and administrative	12,600	5,764	6,836	119%

Total operating expenses	48,956	24,901	24,055	97%

Loss from operations	(47,352)	(24,753)	(22,559)	91%

Other income (expense), net	(79)	(26)	(53)	204%
Interest expense	(61)	(59)	(2)	3%

Net loss	$(47,492)	$(24,838)	$(22,654)	91%

Revenue

        Revenue increased $1.5 million, or 984%, in the year ended December 31, 2014 compared to the same period in 2013. The increase is due to an increase in the adoption of our test, which resulted in an increase in cash collections during 2014. Revenue for the year ended December 31, 2013 resulted from an early access program we offered beginning in the first quarter of 2013.

Cost of revenue

        Cost of revenue increased $5.0 million, or 743%, in the year ended December 31, 2014 compared to the same period in 2013. This increase was primarily due to a $3.2 million increase in costs of reagents, laboratory materials and test validation costs and a $1.5 million increase in personnel costs related to the increase in headcount. The number of billed test results delivered increased to approximately 3,600 for the year ended December 31, 2014 from over 200 for the same period in 2013.

Research and development

        Research and development expenses increased $6.0 million, or 38%, for the year ended December 31, 2014 compared to the same period in 2013. The increase was primarily driven by a $4.1 million increase in personnel costs related to the increase in headcount, a $1.4 million increase in allocated facilities- related expenses due to the expansion of our operations into two additional locations and a $0.5 million increase in costs of laboratory materials and laboratory equipment maintenance.

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

Liquidity and capital resources

Liquidity and capital expenditures

        We have incurred net losses since our inception. For the years ended December 31, 2015, 2014 and 2013, we had net losses of $89.8 million, $47.5 million and $24.8 million, respectively, and we expect to incur additional losses in the foreseeable future. As of December 31, 2015, we had an accumulated deficit of $175.0 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

        Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock and net proceeds of approximately $105.7 million from our initial public offering. In addition, we have entered into various capital lease agreements for an aggregate financing amount of $8.2 million from inception through December 31, 2015 to obtain laboratory equipment. The terms of the capital leases are typically three years. Interest rates for currently outstanding capital leases range from 3.8% to 4.3% and the leases are secured by the underlying equipment.

        In July 2015, we entered into a Loan and Security Agreement, or Loan Agreement with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.0 million, other than the initial $2.5 million tranche on the date of the Loan Agreement. We may request additional tranches to finance the purchase of equipment through December 31, 2016, subject to certain restrictions. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. We are required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on July 17, 2020, or the Term Date. Any then-unpaid principal and interest on advances under the Loan Agreement are payable on the Term Date. We may, at our option, prepay the borrowings by paying the Bank a prepayment premium. At December 31, 2015, we had borrowed a total of $7.5 million under the loan agreement and our outstanding balance payable to the lender at December 31, 2015 was $7.0 million. Our obligations under the Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. As of December 31, 2015, we were in compliance with all covenants under the Loan Agreement. Our obligations under the Loan Agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property and certain other assets.

        We anticipate our capital expenditures in 2016 will be approximately $5.6 million and will be funded principally by advances under the Loan Agreement and reimbursement for a portion of the costs of leasehold improvements we plan to make to our new laboratory and headquarters facility. See Note 5, "Commitments and contingencies" in the Notes to Consolidated Financial Statements.

        As of December 31, 2015 and 2014, we had $127.0 million and $107.0 million, respectively, of cash, cash equivalents, and marketable securities.

        Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

        We believe that our existing cash and cash equivalents as of December 31, 2015 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may in the future elect to finance operations by selling equity or debt securities. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

        The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(80,655)	$(42,440)	$(23,030)
Cash used in investing activities	(65,572)	(6,716)	(4,580)
Cash provided by financing activities	112,438	113,113	48,879

Cash flows from operating activities

        For the year ended December 31, 2015, cash used in operating activities of $80.7 million principally resulted from our net loss of $89.8 million offset by non-cash charges of $5.3 million for depreciation and amortization, $3.5 million for stock-based compensation and $0.6 million for amortization of premiums on marketable securities. The net effect on cash of changes in net operating assets was $0.3 million.

        For the year ended December 31, 2014, cash used in operating activities was $42.4 million. The net cash outflow from operations primarily resulted from our net loss of $47.5 million offset by non-cash charges of $2.3 million for depreciation and amortization, and $1.0 million for stock-based compensation. The change in net operating assets of $1.7 million was primarily due to an increase in accounts payable and accrued liabilities of $4.5 million due to the growth in our business, partially offset by an increase in prepaid expenses of $1.9 million related to an increase in prepaid equipment maintenance fees and software license fees of $0.5 million and an increase in laboratory materials of $1.4 million, and an increase in other assets of $0.4 million primarily related to security deposits on our new office leases.

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

Cash flows from investing activities

        For the year ended December 31, 2015, cash used in investing activities of $65.6 million was primarily due to purchases of marketable securities exceeding proceeds from sales and maturities of marketable securities by $54.4 million and purchases of property and equipment of $6.5 million. In addition, restricted cash increased by $4.7 million due to deposits for our new facility lease executed in September 2015 and compensating balances for our Loan Agreement executed in July 2015.

        For the years ended December 31, 2014 and 2013, cash used in investing activities of $6.7 million and $4.6 million, respectively, was primarily due to purchases of property and equipment.

Cash flows from financing activities

        Cash provided by financing activities for the year ended December 31, 2015 of $112.4 million consisted primarily of $107.1 million of net proceeds from our initial public offering completed in February 2015 and borrowings of $7.5 million under the Loan Agreement executed in July 2015, partially offset by payments of $2.0 million on our capital lease obligations and loan payments of $0.4 million.

        Cash provided by financing activities for the year ended December 31, 2014 of $113.1 million was primarily from $115.7 million in net proceeds from the issuance of convertible preferred stock, partially offset by payments of $1.5 million related to our initial public offering and payments of $1.4 million on our capital lease obligations.

        In 2013, we generated $48.9 million from financing activities primarily resulting from $49.8 million in net proceeds from issuance of convertible preferred stock. These cash inflows were partially offset by payments of $1.0 million on our capital lease obligations.

Contractual obligations

        The following table summarizes our contractual obligations, including interest, as of December 31, 2015 (in thousands):

Contractual obligations:	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$6,224	$14,635	$14,531	$44,374	$79,764
Capital leases	1,692	1,619	—	—	3,311
Capital expenditure financing	1,741	3,346	2,511	—	7,598

Total	$9,657	$19,600	$17,042	$44,374	$90,673

        In September 2015, we entered into a lease agreement for a laboratory and headquarters in San Francisco, California. This lease expires in July 2026. In March 2015, we leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively. In April 2015, we leased additional space in Cambridge, Massachusetts; this lease expires in January 2018. See Note 5, "Commitments and contingencies" in the Notes to Consolidated Financial Statements.

        In July 2015 we entered into the Loan Agreement to provide financing for future capital expenditures up to $15.0 million through December 2016. See Note 5, "Commitments and contingencies" in the Notes to Consolidated Financial Statements.

Off-balance sheet arrangements

        We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent accounting pronouncements

        See "Recent accounting pronouncements" in Note 1, "Organization and description of business" in the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.

ITEM 7A.    Quantitative And Qualitative Disclosures About Market Risk.

        We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had equipment financing loan obligations of $7.0 million as of December 31, 2015, which result from loans for purchases of laboratory equipment pursuant to the Loan Agreement. These loans carry variable rates of interest. We had capital lease obligations of $3.2 million as of December 31, 2015, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. We had cash, cash equivalents, and marketable securities of $127.0 million as of December 31, 2015, which consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 8.    Financial Statements And Supplementary Data.

Invitae Corporation
Index to Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Invitae Corporation

        We have audited the accompanying consolidated balance sheets of Invitae Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invitae Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California
March 10, 2016

INVITAE CORPORATION

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$73,238	$107,027
Marketable securities	53,780	—
Prepaid expenses and other current assets	4,292	2,616

Total current assets	131,310	109,643
Property and equipment, net	18,709	15,672
Restricted cash	4,831	150
Other assets	1,826	3,313

Total assets	$156,676	$128,778

Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,500	$2,862
Accrued liabilities	4,253	3,237
Capital lease obligation, current portion	1,588	1,524
Debt, current portion	1,536	—

Total current liabilities	10,877	7,623
Capital lease obligation, net of current portion	1,576	2,011
Debt, net of current portion	5,504	—
Other long-term liabilities	343	415

Total liabilities	18,300	10,049

Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0001 par value; 0 and 141,131,524 shares authorized, 0 and 141,131,524 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	202,305
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 and 0 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 400,000,000 and 160,131,524 shares authorized, 31,935,121 and 944,581 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	4	—
Accumulated other comprehensive gain (loss)	(15)	—
Additional paid-in capital	313,349	1,604
Accumulated deficit	(174,962)	(85,180)

Total stockholders' equity (deficit)	138,376	(83,576)

Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$156,676	$128,778

The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014	2013
	(In thousands, except share and per share amounts)
Revenue	$8,378	$1,604	$148
Costs and operating expenses:
Cost of revenue	16,523	5,624	667
Research and development	42,806	22,063	16,039
Selling and marketing	22,479	8,669	2,431
General and administrative	16,047	12,600	5,764

Total costs and operating expenses	97,855	48,956	24,901

Loss from operations	(89,477)	(47,352)	(24,753)
Other income (expense), net	(94)	(79)	(26)
Interest expense	(211)	(61)	(59)

Net loss	$(89,782)	$(47,492)	$(24,838)

Net loss attributable to common stockholders	$(89,782)	$(47,492)	$(24,989)

Net loss per share attributable to common stockholders, basic and diluted	$(3.18)	$(56.14)	$(36.13)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,213,324	846,027	691,731

The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net loss	$(89,782)	$(47,492)	$(24,838)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(15)	—	—

Comprehensive loss	$(89,797)	$(47,492)	$(24,838)

The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Convertible preferred stock
			Common stock			Accumulated other Comprehensive Income (Loss)		Total stockholders' equity (deficit)
					Additional paid-in capital		Accumulated deficit
	Shares	Amount	Shares	Amount
		(In thousands, except share and per share amounts)
Balance as of January 1, 2013	46,987,747	$36,755	661,118	$—	$91	$—	(12,850)	(12,759)
Issuance of Series D convertible preferred stock for cash at $1.25 per share, net of issuance costs of $67	8,000,000	9,933	—	—	—	—	—	—
Issuance of Series E convertible preferred stock for cash at $1.53 per share, net of issuance costs of $114	26,143,777	39,886	—	—	—	—	—	—
Common stock issued on exercise of stock options	—	—	31,666	—	39	—	—	39
Vesting of common stock related to early exercise of options	—	—	39,886	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	260	—	—	260
Net loss	—	—	—	—	—	—	(24,838)	(24,838)

Balance as of December 31, 2013	81,131,524	86,574	732,670	—	408	—	(37,688)	(37,280)
Issuance of Series F convertible preferred stock for cash at $2.00 per share, net of issuance costs of $4,268	60,000,000	115,731	—	—	—	—	—	—
Common stock issued on exercise of stock options	—	—	168,867	—	209	—	—	209
Vesting of common stock related to early exercise of options	—	—	43,044	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	971	—	—	971
Net loss	—	—	—	—	—	—	(47,492)	(47,492)

Balance as of December 31, 2014	141,131,524	202,305	944,581	$—	$1,604	$—	$(85,180)	$(83,576)
Conversion of preferred stock into common stock upon initial public offering	(141,131,524)	(202,305)	23,521,889	3	202,302	—	—	202,305
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	7,302,500	1	105,667	—	—	105,668
Common stock issued on exercise of stock options	—	—	148,870	—	288	—	—	288
Vesting of common stock related to early exercise of options	—	—	17,281	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	3,477	—		3,477
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(89,782)	(89,782)

Balance as of December 31, 2015	—	$—	31,935,121	$4	$313,349	$(15)	$(174,962)	$138,376

The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net loss	$(89,782)	$(47,492)	$(24,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,321	2,315	928
Stock-based compensation	3,477	971	260
Amortization of premium on marketable securities	632	—	—
Loss on disposal of assets	23	37	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,676)	(1,880)	(363)
Other assets	36	(849)	(4)
Accounts payable	508	2,072	220
Accrued expenses and other liabilities	806	2,386	767

Net cash used in operating activities	(80,655)	(42,440)	(23,030)

Cash flows from investing activities
Purchases of marketable securities	(216,994)	—	—
Proceeds from sales and maturities of marketable securities	162,567	—	—
Purchases of property and equipment	(6,464)	(6,686)	(4,520)
Change in restricted cash	(4,681)	(30)	(60)

Net cash used in investing activities	(65,572)	(6,716)	(4,580)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	115,731	49,819
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	107,120	—	—
Proceeds from exercise of stock options	288	209	67
Proceeds from loan agreement, net of financing costs	7,453	—	—
Loan payments	(413)	—	—
Capital lease principal payments	(2,010)	(1,376)	(1,007)
Payments for deferred offering costs	—	(1,451)	—

Net cash provided by financing activities	112,438	113,113	48,879

Net increase(decrease) in cash and cash equivalents	(33,789)	63,957	21,269

Cash and cash equivalents at beginning of period	107,027	43,070	21,801

Cash and cash equivalents at end of period	$73,238	$107,027	$43,070

Supplemental cash flow information:
Interest paid	$211	$61	$56

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$1,639	$2,850	$1,793

Conversion of convertible preferred stock to common stock	$202,305	—	—

Change in purchases of property and equipment in accounts payable and accrued liabilities.	$603	$325	$49

Deferred offering costs included in accounts payable and accrued liabilities	$—	$450	$—

The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015

1. Organization and description of business

        Invitae Corporation (the "Company") was incorporated in the state of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. The Company's laboratory is located in San Francisco, California. The Company's current product is an assay of over 600 genes that can be used for multiple indications. The test includes multiple genes associated with hereditary cancer, neurological disorders, cardiovascular disorders and other hereditary conditions. The Company operates in one segment.

Initial Public Offering

        In February 2015, the Company completed an initial public offering ("IPO") of its common stock. In connection with its IPO, the Company sold 7,302,500 shares of common stock at $16.00 per share for aggregate net proceeds of $105.7 million after underwriting discounts and commissions and offering expenses payable by the Company. This includes the exercise in full by the underwriters of their option to purchase up to 952,500 additional shares of common stock at the same price to cover over-allotments. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 23,521,889 shares of common stock.

        Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 12, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 420,000,000 shares, of which 400,000,000 shares are common stock and 20,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There are no shares of preferred stock outstanding at December 31, 2015.

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

Use of estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; the recoverability of long-lived assets; the fair value of the Company's common stock prior to the IPO; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of significant accounting policies (Continued)

Concentrations of credit risk and other risks and uncertainties

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company's cash and cash equivalents are held by financial institutions in the United States and Chile. Such deposits may exceed federally insured limits.

        As of December 31, 2015, substantially all of the Company's revenue has been derived from sales of its assays. Significant customers are those which represent 10% or more of the Company's total revenue for each year presented on the statements of operations and comprehensive loss. For each significant customer, revenue as a percentage of total revenue are as follows:

	December 31,
Customers	2015	2014	2013
Customer A	*	*	44%
Customer B	*	15%	—
Customer C	13%	*	*

*
Less than 10% of total revenue

Cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and U.S government agency securities.

Marketable securities

        All marketable securities have been classified as "available-for-sale" and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term marketable securities have maturities less than 365 days as of the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss). Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

Restricted cash

        Restricted cash consists of money market funds that serve as: collateral for a security deposit for the Company's lease agreement for a laboratory and headquarters entered into in September 2015; collateral for a credit card agreement at one of the Company's financial institutions; and for securing a letter of credit as collateral for the Company's Cambridge Massachusetts facility sublease agreement.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of significant accounting policies (Continued)

Internal-use software

        The Company capitalizes third-party costs incurred in the application development stage to design and implement internal-use software. Maintenance and training costs relating to internal-use software are expensed as incurred. Capitalized internal-use software costs are recorded as property and equipment and are amortized over estimated useful lives of up to three years on a straight line basis. Amortization of capitalized internal-use software costs is recorded as sales and marketing expense.

        During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $1.5 million, $550,000 and $250,000, respectively, of internal-use software development costs. Internal-use software amortization was $718,000, $152,000, and zero, in 2015, 2014 and 2013, respectively. The carrying value of capitalized internal-use software at December 31, 2015 and 2014 was $1.4 million and $648,000, respectively. The weighted average useful life of capitalized internal-use software at December 31, 2015 was 13 months.

Deferred offering costs

        Deferred offering costs, which primarily consist of direct incremental legal, accounting and other fees relating to the IPO, were initially capitalized. As of December 31, 2014, the Company capitalized $1.9 million of deferred offering costs in other assets on the consolidated balance sheets. The deferred offering costs were subsequently offset against IPO proceeds upon the closing of the IPO in February 2015.

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

December 31, 2015

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

Fair value of financial instruments

        The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, capital leases and debt relating to equipment financing. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates available to us, the carrying value of capital leases approximates fair value.

        See Note 4, "Fair value measurements" for further information on the fair value of the Company's financial instruments.

Revenue recognition

        Revenue is generated from the sale of tests that provide analysis and associated interpretation of the sequencing of parts of the genome. Revenue associated with subsequent re-requisition services was de minimis for all periods presented.

        Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The criterion for whether the fee is fixed or determinable and whether collectability is reasonably assured are based on management's judgments. When evaluating collectability, in situations where contracted reimbursement coverage does not exist, the Company considers whether the Company has sufficient history to reliably estimate a payer's individual payment patterns. The Company reviews the number of tests paid against the number of tests billed over at least several months of payment history and the payer's outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the amount billed. For most payers, the Company has not been able to demonstrate a predictable pattern of collectability, and

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of significant accounting policies (Continued)

therefore recognizes revenue when payment is received. For payers who have demonstrated a consistent pattern of payment of tests billed at appropriate amounts, the Company recognizes revenue, at estimated realizable amounts, upon delivery of test results.

Cost of revenue

        Cost of revenue reflects the aggregate costs incurred in delivering the genetic testing results to clinicians and includes expenses for personnel costs including stock-based compensation, materials and supplies, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing the Company's test are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test.

Research and development

        Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, payroll and personnel- related expenses, stock-based compensation expense, reagents and laboratory supplies, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities.

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

Stock-based compensation

        The Company measures its stock-based payment awards made to employees and directors based on the estimated fair values of the awards and recognizes the compensation expense over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards. Stock-based compensation expense is recognized using the straight-line method. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company's stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company accounts for compensation expense related to stock options granted to non-employees based on the fair values estimated using the Black-Scholes model. Stock options granted to non-employees are remeasured at each reporting date until the award is vested.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of significant accounting policies (Continued)

Foreign currency transactions

        The Company uses the U.S. dollar as its functional currency for its subsidiary in Chile. Foreign currency assets and liabilities are remeasured into U.S. dollars using the end of period exchange rates except for nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Expenses are remeasured using an average exchange rate for the respective period. Gains or losses from foreign currency transactions are included in other income (expense), net, on the consolidated statements of operations. Foreign currency transaction gains and losses have not been significant to the consolidated financial statements for all periods presented.

Comprehensive loss

        Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders' equity(deficit), but are excluded from net loss. The Company's other comprehensive loss consists of unrealized gains and losses on investments in available-for-sale securities.

Net loss per share attributable to common stockholders

        Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of convertible preferred stock, options to purchase common stock and restricted stock units are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would be antidilutive for all periods presented. Common shares subject to repurchase are excluded from weighted-average shares. For the years ended December 31, 2015, 2014 and 2013; 4,659, 23,903 and 54,407 shares subject to repurchase, respectively, are excluded from the basic loss per share calculation.

Recent accounting pronouncements

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of significant accounting policies (Continued)

an implementation date nor has it determined the effect of the standard on its ongoing financial reporting.

        In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has elected to early adopt ASU 2015-17 as of December 31, 2015. Because the net deferred tax assets have been offset by a valuation allowance and the deferred tax liabilities were not material no deferred tax assets or liabilities were disclosed in prior years in the classified balance sheet and therefore this early adoption has no impact on the Company's consolidated financial statements for the periods presented.

        In April, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs and requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015 and early adoption is permitted. The Company early adopted ASU 2015-03 in the second quarter of 2015 and the adoption of this standard did not have an impact on the Company's consolidated financial statements.

        In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). ASU 2015-14 defers the effective date of ASU 2014-09 for public business entities by one year to annual reporting periods beginning after December 15, 2017. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an implementation date or a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

        In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205- 40), Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 will be effective in the fourth quarter of 2016. Early application is permitted. The adoption of this standard is not expected to have an effect on the Company's consolidated financial statements.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

3. Balance sheet components

Cash equivalents and marketable securities

        The following is a summary of cash equivalents and marketable securities (in thousands).

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$39,998	$—	$—	$39,998
U.S. treasury notes	4,006	—	—	4,006
U.S. government agency securities	65,586	1	(16)	65,571

	$109,590	$1	$(16)	$109,575

Reported as:
Cash equivalents				$50,964
Restricted cash				4,831
Marketable securities				53,780

Total cash equivalents, restricted cash and marketable securities				$109,575

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$15,167	$—	$—	$15,167

	$15,167	$—	$—	$15,167

Reported as:
Cash equivalents				$15,017
Restricted cash				150

Total cash equivalents, and restricted cash				$15,167

        The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2015, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$16	$42,034

        None of the available-for-sale securities held as of December 31, 2015 has been in a continuous unrealized loss position for more than one year. As of December 31, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

3. Balance sheet components (Continued)

recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

        At December 31, 2015, the remaining contractual maturities of available-for-sale securities were less than one year. For the year ended December 31, 2015, realized gains or losses on available-for-sale securities were de minimis. There were no available-for-sale marketable securities held by the Company at December 31, 2014.

Property and equipment, net

        Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Leasehold improvements	$2,548	$1,914
Laboratory equipment	10,461	6,528
Equipment under capital lease	8,224	3,735
Computer equipment	2,397	1,156
Software	2,368	831
Furniture and fixtures	210	158
Automobiles	20	—
Construction-in-progress	1,202	4,853

Total property and equipment, gross	27,430	19,175
Accumulated depreciation and amortization	(8,721)	(3,503)

Total property and equipment, net	$18,709	$15,672

        Included in the construction-in-progress balance as of December 31, 2014 was $2.9 million of capital lease equipment that had not been placed in service. Depreciation and amortization expense was $5.3 million, $2.3 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accrued liabilities

        Accrued liabilities consisted of the following (in thousands):

	Year ended December 31,
	2015	2014
Accrued compensation and related expenses	$2,307	$1,439
Accrued laboratory materials purchases	426	—
Accrued professional services	272	1,030
Accrued costs for construction-in-progress	—	32
Other	1,248	736

Total accrued liabilities	$4,253	$3,237

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

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

        The following tables set forth the fair value of the Company's consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$39,998	$—	$—	$39,998
U.S. treasury notes	4,006	—	—	4,006
U.S. government agency securities	—	65,571	—	65,571

Total financial assets	$44,004	$65,571	$—	$109,575

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$15,167	$—	$—	$15,167

Total financial assets	$15,167	$—	$—	$15,167

        The Company's debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

4. Fair value measurements (Continued)

obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

        There were no transfers between Level 1 and Level 2 during the periods presented.

        The fair value of the Company's outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company's outstanding debt at December 31, 2015, and 2014, are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$7,040	$6,952	$—	$—

5. Commitments and contingencies

Operating Leases

        Through December 31, 2014,the Company had entered into various non-cancelable operating lease agreements for office and laboratory facilities located in California with lease periods expiring between 2016 and 2020 and for laboratory space in Santiago, Chile with a lease term expiring in 2017. In March 2015, the Company leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively. In April 2015 the Company leased additional space in Cambridge, Massachusetts; this lease expires in January 2018. Some of the lease agreements include scheduled rent increases over the terms of the leases. Rent increases, including the impact of rent holidays and leasehold improvement allowances from landlords, are recognized as deferred rent and are amortized on a straight-line basis over the term of the original lease.

        In September 2015, the Company entered into a lease agreement for a laboratory and headquarters in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company has determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in the first quarter of 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company's consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company will receive a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company makes to the facility. The assets purchased with the lease incentive will be included in property and equipment, net in the Company's consolidated balance sheets and the lease incentive will be recognized as a reduction of rental expense on a straight-line basis over the term of the lease. At December 31, 2015, none of the incentive had been utilized by the Company. At December 31, 2015, aggregate future minimum lease payments for the new facility are approximately $72.0 million.

        In addition to the security deposit of approximately $4.6 million for the new laboratory and headquarters facility, the Company has provided security deposits of $1.5 million and $1.4 million as of

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

5. Commitments and contingencies (Continued)

December 31, 2015 and 2014, respectively, as collateral for other leases, which are included in other assets in the Company's balance sheets.

        Future minimum payments under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

Year ending December 31,	Amounts
2016	$6,224
2017	7,366
2018	7,269
2019	7,463
2020	7,068
Thereafter	44,374

Total minimum lease payments	$79,764

        Rent expense was $3.7 million, $1.4 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Equipment Financing

        In July 2015, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.0 million, other than the initial $2.5 million tranche on the date of the Loan Agreement. The Company may request additional tranches to finance the purchase of equipment through December 31, 2016, subject to certain restrictions. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. The Company is required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on July 17, 2020 (the "Term Date"). Any then-unpaid principal and interest on advances under the Loan Agreement are payable on the Term Date. The Company may, at its option, prepay the borrowings by paying the lender a prepayment premium.

        The Company's obligations under the Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting the Company's ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. As of December 31, 2015, the Company was in compliance with all covenants under the Loan Agreement. The Company's obligations under the Loan Agreement are secured by a security interest on substantially all of its assets, excluding its intellectual property and certain other assets.

        At December 31, 2015, obligations under the Loan Agreement were $7.0 million. Debt issuance costs related to the Loan Agreement of $47,000 were recorded as a direct deduction from the debt liability and are amortized to interest expense over the term of the Loan Agreement in accordance with

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

5. Commitments and contingencies (Continued)

ASU 2015-03. Future payments under the Loan Agreement as of December 31, 2015 are as follows (in thousands):

Year ending December 31,	Amounts
2016	$1,741
2017	1,697
2018	1,649
2019	1,600
2020	911
Thereafter	—

Total remaining debt payments	7,598
Less: amount representing debt discount	(44)
Less: amount representing interest	(514)

Present value of remaining debt payments	7,040
Less: current portion	(1,536)

Total noncurrent debt obligation	$5,504

Capital leases

        The Company has entered into various capital lease agreements to obtain lab equipment. The terms of the capital leases is typically three years with interest rates ranging from 3.8% to 4.3%. The leases are secured by the underlying equipment. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets. Future payments under the capital lease as of December 31, 2015 are as follows (in thousands):

Year ending December 31,	Amounts
2016	$1,692
2017	1,350
2018	269

Total capital lease obligations	3,311
Less: amount representing interest	(147)

Present value of net minimum capital lease payments	3,164
Less: current portion	(1,588)

Total noncurrent capital lease obligations	$1,576

        Interest expense related to capital leases was $141,000, $61,000 and $59,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

        Property and equipment under capital leases was $8.2 million and $6.6 million as of December 31, 2015 and 2014, respectively, including $2.9 million of capital lease equipment that had not been placed in service as of December 31, 2014. Accumulated depreciation and amortization, collectively, on these assets was $2.8 million and $1.4 million as of December 31, 2015 and 2014, respectively.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

5. Commitments and contingencies (Continued)

Guarantees and indemnifications

        As permitted under Delaware law and in accordance with the Company's bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company's exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities associated with these indemnification agreements as of December 31, 2015 or 2014.

Contingencies

        On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against the Company in the U.S. District Court for the District of New Jersey. The Complaint alleges that the Company wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys' fees and costs. On October 22, 2015, the Company filed a motion to dismiss the action for lack of personal jurisdiction and, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, the Company responded by again filing a motion to dismiss the action for lack of personal jurisdiction and, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. The parties are negotiating the exchange of information regarding the issue of personal jurisdiction, and have extended the plaintiffs' deadline to respond to the motion pending the outcome of that negotiation. The current due date for the plaintiffs' response is March 21, 2016. The Company believes the action is without merit and intends to defend itself vigorously.

        The Company was not a party to any other material legal proceedings at December 31, 2015, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

6. Convertible preferred stock

        Convertible preferred stock as of December 31, 2014 consisted of the following (in thousands, except share and per share data):

	Shares authorized	Original issue price	Shares issued and outstanding	Aggregate liquidation amount	Proceeds, net of issuance costs
Series A	11,693,179	$0.44	11,693,179	$5,145	$5,109
Series B	4,181,818	0.55	4,181,818	2,300	2,253
Series C	31,112,750	0.95	31,112,750	29,557	29,393
Series D	8,000,000	1.25	8,000,000	10,000	9,933
Series E	26,143,777	1.53	26,143,777	40,000	39,886
Series F	60,000,000	2.00	60,000,000	120,000	115,731

Balance at December 31, 2014	141,131,524		141,131,524	$207,002	$202,305

        Upon the closing of the IPO in February 2015, the 141,131,524 shares of convertible preferred stock then outstanding converted into 23,521,889 shares of common stock.

7. Stockholders' equity (deficit)

Common stock

        The holders of each share of common stock have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding.

        As of December 31, 2015 and 2014, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of December 31,
	2015	2014
Conversion of convertible preferred stock	—	23,521,889
Options issued and outstanding	3,659,713	1,923,332
Options available for grant under stock option plan	2,268,938	276,805
Shares reserved for issuance under the 2015 Employee Stock Purchase Plan	325,000	—

Total	6,253,651	25,722,026

8. Stock plans

Stock incentive plans

        In 2010, the Company adopted the 2010 Incentive Plan (the "2010 Plan"). The 2010 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2010 Plan, options may be

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

8. Stock plans (Continued)

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

        In January 2015, the Company adopted the 2015 Stock Incentive Plan, (the "2015 Plan"), which became effective upon the closing of the IPO. The 2015 Plan had 4,370,452 shares of common stock reserved for future issuance at the time of its effectiveness, which included 120,452 shares under the 2010 Plan which were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards.

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

        Restricted stock units generally vest over a period of three years. Typically, the vesting schedule for restricted stock units provides that one third of the grant vests upon each anniversary of the grant date.

2015 employee stock purchase plan

        In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the closing of the IPO. A total of 325,000 shares of common stock are reserved for issuance under the ESPP. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. The initial ESPP purchase period commenced in the fourth quarter of 2015.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

8. Stock plans (Continued)

        Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares available for grant	Stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2013	873,233	1,173,019	$1.40	9.00	$2,155
Additional shares reserved	333,333	—	—
Repurchase of unvested early exercise shares	1,959	—	—
Options granted	(1,164,990)	1,164,990	6.21
Options cancelled	233,270	(233,270)	2.07
Options exercised	—	(181,407)	1.15

Balances at December 31, 2014	276,805	1,923,332	$4.37	8.90	$15,946

Additional shares reserved	4,370,452	—
Options granted	(2,103,304)	2,103,304	9.78
Options cancelled	218,053	(218,053)	7.73
Options exercised	—	(148,870)	1.98
Restricted stock units granted	(493,068)	—

Balances at December 31, 2015	2,268,938	3,659,713	$7.38	8.89	$7,099

Options exercisable at December 31, 2015		833,787	$3.54	7.57	$4,054
Options vested and expected to vest at December 31, 2015		3,553,680	$7.33	8.87	$7,017

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company's common stock for stock options that were in-the-money.

        The weighted-average fair value of options to purchase common stock granted was $6.26, $4.68 and $1.83 per share in the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average fair value of restricted stock units granted was $10.72 , $0.00, and $0.00 in the years ended December 31, 2015, 2014 and 2013, respectively.

        The fair value of options to purchase common stock vested was $2,128,000, $494,000 and $204,000 in the years ended December 31, 2015, 2014 and 2013, respectively.

        The intrinsic value of options to purchase common stock exercised was $1,285,000, $644,000 and $60,000 in the years ended December 31, 2015, 2014 and 2013, respectively.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

8. Stock plans (Continued)

        The following table summarizes RSU activity for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	—	$—
RSUs granted	493,068	10.72
RSUs vested	—	—
RSUs cancelled	(10,250)	10.94

Balance at December 31, 2015	482,818	$10.71

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

December 31, 2015

8. Stock plans (Continued)

        The fair value of share-based payments for option granted to employees and directors was estimated on the date of grant using the Black-Scholes option- pricing valuation model based on the following assumptions:

	Year ended December 31,
	2015	2014	2013
Expected term (in years)	6.03	6.03	6.03
Expected volatility	68.2 - 79.7%	83.8 - 86.6%	88.5 - 94.5%
Risk-free interest rate	1.28 - 1.86%	1.53 - 1.91%	0.99 - 1.97%
Dividend yield	—	—	—

        The fair value of the ESPP is estimated using the Black-Scholes option pricing model. For the year ended December 31, 2015, the weighted average grant date fair value per share for the ESPP was $2.17. Stock-based compensation expense for the ESPP was $102,000 for the year ended December 31, 2015.

        For the year ended December 31, 2015, the fair value of ESPP was estimated using the following assumptions:

Year ended December 31, 2015
Expected term (in years)	0.50
Expected volatility	74.13%
Risk-free interest rate	0.33%
Dividend yield	—

        The ESPP commenced in November 2015. No shares of common stock were purchased pursuant to the ESPP in 2015. Cash received from payroll deductions pursuant to the ESPP in 2015 was $259,000.

        Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model based on the following assumptions:

	Year ended December 31,
	2015	2014	2013
Expected term (in years)	7.25 - 9.82	9.37 - 9.40	9.25 - 9.60
Expected volatility	69.9 - 78.7%	83.8%	88.5%
Risk-free interest rate	1.86 - 2.25%	1.99 - 2.41%	2.85 - 2.94%
Dividend yield	—	—	—

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

8. Stock plans (Continued)

        The following table summarizes stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 included in the statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of revenue	$368	$102	$11
Research and development	1,545	382	165
Selling and marketing	688	216	42
General and administrative	876	271	42

Total stock-based compensation expense	$3,477	$971	$260

        As of December 31, 2015, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $14.6 million, which the Company expects to recognize on a straight-line basis over a weighted- average period of 3.3 years. Unrecognized compensation expense related to restricted stock units at December 31, 2015 was $4.6 million which the Company expects to recognize on a straight-line basis over a weighted- average period of 2.7 years. There was no capitalized stock-based employee compensation as of December 31, 2015.

9. Income taxes

        The Company did not record a provision or benefit for income taxes during the years ended December 31, 2015, 2014 and 2013. The components of loss before income taxes by U.S. and foreign jurisdictions are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$88,112	$46,328	$23,522
Foreign	1,670	1,164	1,316

Total	$89,782	$47,492	$24,838

        The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company's tax expense for the periods presented:

	Year ended December 31,
	2015	2014	2013
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	0.8	0.7	0.9
Non-deductible expenses	(0.8)	(0.7)	(0.4)
Foreign tax differential	(0.2)	(0.8)	(1.8)
Change in valuation allowance	(33.8)	(33.2)	(32.7)

Total	0.0%	0.0%	0.0%

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

9. Income taxes (Continued)

        The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$53,123	$28,022
Tax credits	13	13
Accruals and other	7,612	1,914

Gross deferred tax assets	60,748	29,949
Valuation allowance	(60,304)	(29,498)

Net deferred tax assets	444	451
Deferred tax liabilities:
Property and equipment	$(444)	$(451)

Total deferred tax liabilities	(444)	(451)

Net deferred tax assets	$—	$—

        The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased by $30.8 million and $16.1 million during the years ended December 31, 2015 and 2014, respectively.

        As of December 31, 2015, the Company had net operating loss carryforwards of approximately $147.0 million and $96.0 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memo account. Therefore these amounts are not included in the Company's gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2015, the portion of the Federal and state net operating loss related to stock option benefits is approximately $500,000. The U.S. Federal and California state net operating loss carryforwards will begin to expire in 2030.

        As of December 31, 2015, the Company had net operating loss carryforwards for foreign income tax purposes of $4.0 million which have no expiration date.

        As of December 31, 2015, the Company had research and development credit carryforwards of approximately $3.7 million and $3.3 million available to reduce its future tax liability, if any, for Federal and California state income tax purposes, respectively. The Federal credit carryforwards begin to expire in 2030. California credit carryforwards have no expiration date. As of December 31, 2015, the Company has other tax credits of $18,000 that have no expiration period for the majority of the credits.

        Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. No Section 382 study has been completed as of December 31, 2015.

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

9. Income taxes (Continued)

        As of December 31, 2015, the Company had unrecognized tax benefits of $11.4 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2015, 2014 and 2013. Unrecognized tax benefits are not expected to change in the next 12 months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of period	$5,661	$2,100	$618
Gross increases—current period tax positions	2,993	1,874	1,482
Gross increases—prior period tax positions	2,775	1,687	—

Unrecognized tax benefits, end of period	$11,429	$5,661	$2,100

        The Company's policy is to include penalties and interest expense related to income taxes as a component of tax expense. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2015.

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

10. Net loss per share attributable to common stockholders

        The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share amounts):

	Year ended December 31,
	2015	2014	2013
Net loss	$(89,782)	$(47,492)	$(24,838)
Less: dividends on convertible preferred stock	—	—	(151)

Net loss attributable to common stockholders	$(89,782)	$(47,492)	$(24,989)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,213,324	846,027	691,731

Net loss per share attributable to common stockholders, basic and diluted	$(3.18)	$(56.14)	$(36.13)

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

10. Net loss per share attributable to common stockholders (Continued)

        The following outstanding shares of common stock equivalents have been excluded from diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013 because their inclusion would be anti-dilutive:

	Year ended December 31,
	2015	2014	2013
Shares of common stock subject to outstanding options	3,659,713	1,923,332	1,173,019
Shares of common stock subject to outstanding restricted stock unit awards	482,818	—	—
Shares of common stock pursuant to employee stock purchase plan	45,963	—	—
Shares of common stock subject to conversion of preferred stock	—	23,521,889	13,521,900
Shares of common stock subject to unvested early exercise of outstanding options subject to repurchase	4,659	23,903	54,407

Total shares of common stock equivalents	4,193,153	25,469,124	14,749,326

11. Geographic information

        Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for December 31, 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013
United States	$5,432	$1,067	$62
Israel	175	109	65
Canada	2,112	310	2
Rest of world	659	118	19

Revenue	$8,378	$1,604	$148

        Long-lived assets (net) by location are summarized as follows (in thousands):

	December 31,
	2015	2014
United States	$17,180	$13,858
Chile	1,529	1,814

Total long-lived assets, net	$18,709	$15,672

INVITAE CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

12. Selected Quarterly Data (Unaudited)

        The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
(In thousands, except per share amounts)	Dec 31, 2015	Sept 30, 2015	June 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014
Revenue	$3,161	$2,187	$1,801	$1,229	$875	$310	$301	$118
Loss from operations	$(24,291)	$(22,456)	$(24,125)	$(18,605)	$(15,283)	$(12,534)	$(10,516)	$(9,019)
Net loss	$(24,360)	$(22,527)	$(24,258)	$(18,637)	$(15,305)	$(12,615)	$(10,539)	$(9,033)
Net loss attributable to common stockholders	$(24,360)	$(22,527)	$(24,258)	$(18,637)	$(15,305)	$(12,615)	$(10,539)	$(9,033)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.71)	$(0.76)	$(1.09)	$(16.56)	$(14.24)	$(12.81)	$(12.06)

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

Changes in internal controls

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's annual report on internal control over financial reporting

        Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

ITEM 9B.    Other Information.

        Ms. Alderson, our former Chief Strategy Officer, resigned as of the close of business on March 1, 2016, as was previously reported in a Current Report on Form 8-K filed on February 11, 2016. In connection with this termination of employment, we entered into a Separation and Release of Claims Agreement dated March 8, 2016, or the Separation Agreement, with Ms. Alderson. Pursuant to the Separation Agreement, Ms. Alderson is entitled to a cash payment equal to 12 weeks of base salary (less tax withholdings), 10 months of accelerated vesting of all unvested, outstanding equity incentive awards (comprised of options to purchase our common stock) and an extension of the exercisability of all vested, outstanding options (after taking into effect the foregoing vesting acceleration) through December 31, 2017. The Separation Agreement also provides, among other things, for the termination of all bonus arrangements with Ms. Alderson and a general release of claims against our company and our affiliates from Ms. Alderson. The foregoing description of the Separation Agreement is subject to, and qualified in its entirety by reference to, the full text of the Separation Agreement, which we intend to file with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

 PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

Executive officers and directors

        The following table sets forth, as of March 2, 2016, certain information regarding our executive officers and directors:

Name	Age	Position
Randal W. Scott, Ph.D.	58	Chairman, Chief Executive Officer and Director
Sean E. George, Ph.D.	42	President, Chief Operating Officer, Director and Co-Founder
Lee Bendekgey	58	Chief Financial Officer, General Counsel and Secretary
Robert L. Nussbaum, M.D.	66	Chief Medical Officer
Eric Aguiar, M.D.(1)(2)(3)	54	Director
Geoffrey S. Crouse(1)(2)(3)	45	Director
Christine M. Gorjanc(2)	58	Director

(1)
Member of our Compensation Committee

(2)
Member of our Audit Committee

(3)
Member of our Nominating and Corporate Governance Committee

Executive officers

        Randal W. Scott, Ph.D. has served as our Chairman and Chief Executive Officer since August 2012 and as a director since 2010. From 2000 through August 2012, Dr. Scott held a number of positions at Genomic Health, Inc., a publicly held genomic information company which he co-founded in 2000, most recently serving as the Chief Executive Officer of a wholly-owned subsidiary of Genomic Health, and as a director. Dr. Scott also served as Executive Chairman of the Board of Genomic Health from January 2009 until March 2012 and as Chairman of the Board and Chief Executive Officer from August 2000 until December 2008. Dr. Scott was a founder of Incyte Corporation, which at the time was a genomic information company, and served in various roles from 1991 through 2000, including Chairman of the Board, President and Chief Scientific Officer. Dr. Scott holds a B.S. in Chemistry from Emporia State University and a Ph.D. in Biochemistry from the University of Kansas. We believe that Dr. Scott is qualified to serve on our board of directors due to his years of experience in the life sciences industry and his extensive executive leadership,management and board experience at public companies.

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

        Lee Bendekgey has served as our Chief Financial Officer and General Counsel since November 2013. Prior to joining our company, he was the General Counsel of DNAnexus, Inc., a cloud-based genome informatics and data management company, from September 2011 to October 2013. From March 2009 until September 2011, Mr. Bendekgey pursued personal interests. Prior to that, he was Chief Financial Officer and General Counsel for Nuvelo, Inc., a biopharmaceutical company, from July 2004 to March 2009. Mr Bendekgey also served as General Counsel and Chief Financial Officer for Incyte Corporation from 1998 to July 2004. Mr. Bendekgey holds a B.A. in French and Political Science from Kalamazoo College and a J.D. from Stanford Law School.

        Robert L. Nussbaum, M.D. has served as our Chief Medical Officer since August 2015. From April 2006 to August 2015, he was chief of the Division of Genomic Medicine at UCSF Health where he also held leadership roles in the Cancer Genetics and Prevention Program beginning in January 2009 and the Program in Cardiovascular Genetics beginning in July 2007. From April 2006 to August 2015, he served as a member of the UCSF Institute for Human Genetics. Prior to joining UCSF Health, Dr. Nussbaum was chief of the Genetic Disease Research Branch of the National Human Genome Research Institute, one of the National Institutes of Health, from 1994 to 2006. He is a member of the Institute of Medicine and a fellow at the American Academy of Arts and Sciences. Dr. Nussbaum is a board-certified internist and medical geneticist who holds a Bachelor of Science in Applied Mathematics from Harvard College and an M.D. from Harvard Medical School in the Harvard-MIT joint program in Health Sciences and Technology. He completed his residency in internal medicine at Barnes-Jewish Hospital and a fellowship in medical genetics at the Baylor College of Medicine.

Non-employee directors

        Eric Aguiar, M.D. has been a member of our board of directors since September 2010. Since January 2016 he has been a partner at Aisling Capital, an investment firm specializing in products, technologies, and global businesses that advance health. He was a partner in the venture capital firm Thomas, McNerney & Partners from 2007 to January 1, 2016. Prior to joining that firm, he was a Managing Director of HealthCare Ventures, a healthcare focused venture capital firm, from 2001 to 2007. Dr. Aguiar was Chief Executive Officer and a director of Genovo, Inc., a biopharmaceutical company focused on gene delivery and gene regulation, from 1998 to 2000. Dr. Aguiar previously served as a director of Amarin Pharmaceuticals, a publicly-held biopharmaceutical company, as well as on the boards of directors of numerous private companies including companies in the life sciences industry. He is a member of the Board of Overseers of the Tufts School of Medicine and a member of the Council on Foreign Relations. He received an M.D. with honors from Harvard Medical School and a B.A. in Arts and Sciences from Cornell University. Dr. Aguiar was also a Luce Fellow and is a Chartered Financial Analyst. We believe that Dr. Aguiar is qualified to serve on our board of directors due to his extensive experience with in the life science field, his experience on various boards, and his management and financial experience with life sciences companies.

        Geoffrey S. Crouse has served on our board of directors since March 2012. Mr. Crouse served as Chief Executive Officer of Cord Blood Registry from September 2012 to August 2015 when the Company was sold to AMAG Pharmaceuticals. He served as Executive Vice President of AMAG until December 2015. Cord Blood Registry stores stem cells from umbilical blood and tissues. He previously served as Chief Operating Officer at Immucor, Inc., a publicly traded in vitro diagnostics company, from August 2009 to April 2011. From April 2011 through September 2012, Mr. Crouse was a consultant. Prior to Immucor, he served as Vice President of the life sciences business at Millipore Corporation, a publicly traded provider of technologies, tools and services for the life science industry, from 2006 to 2009. Prior to joining Millipore, he worked at Roche, a pharmaceuticals and diagnostics company, where he held various roles from 2003 to 2006. Mr. Crouse holds a B.A. in English and Japanese from Boston College and an M.B.A. and Masters of Public Health from the University of California Berkeley. We believe that Mr. Crouse is qualified to serve on our board of directors due to his extensive experience in the life sciences industry and his management and financial experience with life sciences companies.

        Christine M. Gorjanc has served on our board of directors since November 2015. She has served as the Chief Financial Officer of Netgear, Inc., a provider of networking products and services, since January 2008, where she previously served as Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 to December 2006. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, she served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of public accounting firms. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University. We believe that Ms. Gorjanc is qualified to serve on our board of directors due to her extensive experience in the technology industry and her management and financial experience.

Board composition

        Our amended and restated bylaws, provide that our board of directors shall consist of such number of directors as the board of directors may from time to time determine. Our board of directors consists of five directors. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

  •
  Our Class I directors are Geoffrey S. Crouse and Christine M. Gorjanc and their terms will expire at the next annual meeting of stockholders;

  •
  Our Class II director is Randal W. Scott and his term will expire at our 2018 annual meeting of stockholders; and

  •
  Our Class III directors are Eric Aguiar and Sean E. George and their terms will expire at our 2019 annual meeting of stockholders.

        As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Code of business conduct and ethics

        We believe that our corporate governance initiatives comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC adopted thereunder. In addition, we believe our corporate governance initiatives comply with the rules of the New York Stock Exchange, or NYSE. Our board of directors will continue to evaluate our corporate governance principles and policies.

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

Director independence

        Our board of directors determined that Eric Aguiar, Geoffrey S. Crouse and Christine M. Gorjanc are "independent directors" as defined under the rules of the NYSE. There are no family relationships among any of our directors or executive officers.

Board leadership structure

        Our board of directors is currently chaired by Randal W. Scott. Our board believes that having a combined chairman of the board and chief executive officer is the most effective leadership structure for our company at this time. Our board of directors believes that Dr. Scott is the director best situated to identify strategic opportunities and focus the activities of the board due to his full-time commitment to our business and his industry-specific experience. Our board of directors also believes that the combined role of chairman and chief executive officer promotes effective execution of strategic imperatives and facilitates information flow between management and the board.

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

Board committees

        We have established an audit committee, compensation committee and nominating and corporate governance committee, each of which operate under a charter that has been approved by our board of directors. Copies of each charter are posted on the corporate governance section of our website at www.invitae.com. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with the applicable requirements of, the Sarbanes-Oxley Act, and the current rules and regulations of the SEC and the NYSE. We intend to comply with future requirements as they become applicable to us. Each committee has the composition and responsibilities described below.

Audit committee

        Dr. Aguiar, Mr. Crouse and Ms. Gorjanc serve on our audit committee. Ms. Gorjanc is the chairperson of this committee. Our audit committee assists our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, and is directly responsible for the approval of the services performed by our independent registered public accounting firm and reviewing of their reports regarding our accounting practices and systems of internal accounting control. Our audit committee also oversees the audit efforts of our independent registered public accounting firm and takes actions as it deems necessary to satisfy itself that such firm is independent of management. Our audit committee is also responsible for monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters. Our board of directors has determined that each of Dr. Aguiar, Mr. Crouse and Ms. Gorjanc is an audit committee financial expert, as defined by the rules promulgated by the SEC, and each of the members of our audit committee has the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE.

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

Meeting of Non-Management and Independent Directors and Communications with Directors

        During meetings of our board of directors, our independent directors meet in an executive session without management or management directors present. Our board of directors welcomes questions or comments about our company and our operations. If a stockholder or interested party wishes to communicate with our board of directors, including our independent directors, they may send their communication in writing to: Secretary, Invitae Corporation, 458 Brannan Street, San Francisco, California 94107. You must include your name and address in the written communication and indicate whether you are a stockholder. The Secretary will review any communication received from a stockholder or interested party, and all material communications will be forwarded to the appropriate director or directors or committee of the board of directors based on the subject matter.

Director compensation

        Employee directors do not receive any compensation for service as a member of our board of directors. We reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board and committee meetings. Prior to October 2015, we did not have a standard compensation policy for our non-employee directors, other than Mr. Crouse, who was paid $20,000 annually and was eligible to receive an annual option grant to purchase 2,500 shares of our common stock. We adopted a compensation policy for our non-employee directors on November 4, 2015, effective as of October 1, 2015.

        Initial Equity Grants.    Each non-employee director who joins our board of directors after October 1, 2015 will receive an option to purchase 20,000 shares of our common stock, with one quarter of the shares subject to the option vesting on the first anniversary of the director's appointment or election to our board of directors and 1/48th of the shares subject to the option vesting on a monthly basis over the following three years, subject to the director's continuous service as a member of our board of directors. The exercise price of these options will be the fair market value on the date of grant. If still vesting, the options will accelerate in full upon a change in control of our company.

        Annual Equity Grants.    Each non-employee director with at least 12 months of continuous service as of the date of each annual meeting of our stockholders is entitled to an annual award of an option to purchase 10,000 shares of our common stock. Non-employee directors with less than 12 months of continuous service as of such annual meeting are also entitled to such an option, but with the amount of shares pro-rated to reflect their applicable portion of a full year of service. Since we are not currently planning on holding an annual meeting of our stockholders in 2016, the 2016 annual equity grants for non-employee directors are expected to be awarded in May 2016. On November 4, 2015, each non-employee director who was serving on our board of directors as of our initial public offering in February 2015 was awarded an option to purchase 10,000 shares of our common stock, with 1/12th of the shares subject to the option vesting monthly over the one-year period commencing on the date of such offering. The exercise price of annual equity awards will be the fair market value on the date of grant. If still vesting, the annual equity awards will accelerate in full upon a change in control of our company.

        Cash Compensation.    Effective October 1, 2015, each non-employee director is entitled to receive annual cash compensation for their service on our board of directors, payable quarterly in arrears. Annual compensation is pro-rated for non-employee directors with less than 12 months service. Unpaid retainers are payable in full for the current fiscal year in the event of a change in control of our company during that fiscal year. The annual retainer for service on our board of directors is $30,000. Directors, other than committee chairs, receive an annual fee of $5,000 for service on each of the committees of our board of directors on which they serve. The chairperson of the Audit Committee receives an annual fee of $15,000 and the chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee each receive an annual fee of $10,000.

        The following table shows certain information with respect to the compensation of our non-employee directors during the fiscal year ended December 31, 2015:

Name	Fees earned or paid in cash ($)		Option awards($)(1)		Total($)
Eric Aguiar, M.D.	12,500	(2)	53,581	(5)	66,081
Geoffrey S. Crouse	32,500	(3)	53,581	(5)	86,081
Christine M. Gorjanc	7,500	(4)	107,162	(6)	114,662

(1)
The amounts in this column represent the aggregate fair value of the option awards computed as of the grant dates in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718, Stock Compensation, or FASB ASC Topic 718, rather than amounts paid to or realized by the individual. See the notes to our consolidated financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(2)
Dr. Aguiar's cash compensation in 2015 consisted of $12,500 earned for services rendered in the fourth quarter of 2015.

(3)
Mr. Crouse's cash compensation in 2015 included $20,000 paid for services rendered in 2014 and $12,500 earned for services rendered in the fourth quarter of 2015.

(4)
Ms. Gorjanc joined the board of directors in November 2015. Her cash compensation in 2015 consisted of $7,500 earned for services rendered in the fourth quarter of 2015.

(5)
On November 4, 2015, we granted to each of Dr. Aguiar and Mr. Crouse an option to purchase 10,000 shares of our common stock, vesting in equal monthly installments over one year, commencing on February 11, 2015, the date of our initial public offering. The option has an exercise price of $8.51 per share.

(6)
On November 4, 2015, we granted Ms. Gorjanc an option to purchase 20,000 shares of our common stock, with one quarter of the shares vesting on the first anniversary of the grant date and 1/48th of the shares subject to the option vesting in equal monthly installments over the following three years. The option has an exercise price of $8.51 per share.

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

        Each notice delivered by a stockholder who wishes to recommend a prospective nominee to our board for consideration by the nominating and corporate governance committee generally must include the following information about the prospective nominee:

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

  •
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

Section 16(a) beneficial ownership reporting compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on a review of Forms 3, 4 and 5 furnished to us, no officer, director or greater than 10% stockholder failed to timely file any such Form with the SEC during the fiscal year ended December 31, 2015.

ITEM 11.    Executive Compensation.

2015 summary compensation table

        The following table presents information concerning the total compensation of our named executive officers, for services rendered to us in all capacities during the fiscal year ended

December 31, 2015. Our named executive officers consist of our Chief Executive Officer and the two other highest paid executive officers who were serving at fiscal year-end:

Name and principal position	Fiscal year	Salary ($)	Option awards ($)(1)		Total ($)
Randal W. Scott, Ph.D.	2015	251,000	—		251,000
Chairman and Chief Executive Officer	2014	203,703	—		203,703
Sean E. George, Ph.D.	2015	331,000	1,111,051	(2)	1,442,051
President and Chief Operating Officer	2014	281,857	454,355	(3)	736,212
Lisa Alderson(4)	2015	307,000	432,076	(5)	739,076
Chief Strategy Officer	2014	286,646	251,405	(6)	538,051

(1)
The amounts in this column represent the aggregate fair value of the option awards computed as of the grant dates in accordance with FASB ASC Topic 718, rather than amounts paid to or realized by the individual. See the notes to our consolidated financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(2)
On August 4, 2015, we granted Dr. George an option to purchase 180,000 shares of our common stock at an exercise price of $9.90 per share. The option vests as to 25% of the shares on the one-year anniversary of the grant date and 1/48th of the shares vest each month thereafter over the remaining three years.

(3)
On each of February 28, 2014 and October 15, 2014, we granted Dr. George an option to purchase 50,000 shares of our common stock at an exercise price of $3.42 and $8.70 per share, respectively. The options vest as to 25% of the shares on the one-year anniversary of the grant date and 1/48th of the shares vest each month thereafter over the remaining three years.

(4)
Ms. Alderson, who served as our Chief Commercial Officer until her appointment as Chief Strategy Officer in 2015, resigned effective as of March 1, 2016. In connection with her resignation, Ms. Alderson entered into a Separation and Release of Claims Agreement dated March 8, 2016, or the Separation Agreement, pursuant to which Ms. Alderson is entitled to receive, among other things, a cash payment equal to 12 weeks of base salary, 10 months of accelerated vesting of all unvested, outstanding equity incentive awards and an extension of the exercisability of all vested, outstanding options through December 31, 2017. For a description of the Separation Agreement see "Item 9B. Other Information."

(5)
On August 4, 2015, we granted Ms. Alderson an option to purchase 70,000 shares of our common stock at an exercise price of $9.90 per share. The option vests as to 25% of the shares on the one-year anniversary of the grant date and 1/48th of the shares vest each month thereafter over the remaining three years.

(6)
On February 28, 2014 and October 15, 2014, we granted Ms. Alderson an option to purchase 33,333 shares and 25,000 shares, respectively, of our common stock at an exercise price of $3.42 and $8.70 per share, respectively. The options vest as to 25% of the shares on the one-year anniversary of the grant date and 1/48th of the shares vest each month thereafter over the remaining three years.

2015 outstanding equity awards at fiscal year-end

        The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2015:

		Option awards						Stock awards
Name	Grant date	Number of securities underlying unexercised options (exercisable) (#)	Number of securities underlying unexercised options (unexercisable) (#)		Option exercise price ($/share)	Option expiration date		Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Randal W. Scott, Ph.D.	—	—	—		—	—		—		—
Sean E. George, Ph.D.	11-16-12	27,777	5,556	(1)	1.26	11-16-22		—		—
	2-28-14	22,916	27,084		3.42	2-28-24	(2)	—		—
	10-15-14	14,583	35,417		8.70	10-15-24	(2)	—		—
	8-4-15	—	180,000		9.90	8-4-25	(2)	—		—
Lisa Alderson	11-16-12	34,721	6,945	(1)	1.26	11-16-22	(3)	—		—
	11-16-12							2,777	(1)(4)	$22,799	(5)
	2-28-14	15,277	18,056		3.42	2-28-24	(3)	—		—
	10-15-14	7,291	17,709		8.70	10-15-24	(3)	—		—
	8-4-15	—	70,000		9.90	8-4-25	(3)	—		—

(1)
The awards vest as to 25% of the shares on the one-year anniversary of the vesting start date of August 31, 2012 and 1/48th of the shares vest each month thereafter over the remaining three years.

(2)
The options vest as to 25% of the shares on the one-year anniversary of the grant date and 1/48th of the shares vest each month thereafter over the remaining three years.

(3)
Ms. Alderson resigned effective as of March 1, 2016. Pursuant to the Separation Agreement, vesting of an aggregate of 26,577 shares of common stock underlying outstanding stock options was accelerated and may be exercised until December 31, 2017 at which time her remaining outstanding and unexercised stock options will expire. For a description of the Separation Agreement see "Item 9B. Other Information."

(4)
Represents shares acquired upon the early exercise of a time-based stock option, which shares are subject to a right of repurchase at the original exercise price paid for the shares if the executive terminates employment before the shares have vested. Pursuant to the Separation Agreement, vesting of 2,083 shares acquired upon the early exercise of a time-based option, representing the full balance of such shares outstanding and unvested at February 29, 2016, was accelerated. For a description of the Separation Agreement see "Item 9B. Other Information."

(5)
Based on the closing price of $8.21 as reported on the New York Stock Exchange on December 31, 2015.

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

ITEM 12.    Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity compensation plan information

        The following table summarizes the number of outstanding options granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2015.

	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)		Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	3,659,713	(1)	$7.38	2,268,938	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,659,713		$7.38	2,268,938

(1)
Includes 1,745,562 shares issuable upon exercise of options outstanding under our 2010 Stock Plan and 1,914,151 shares issuable upon exercise of options outstanding under our 2015 Stock Incentive Plan, which became effective in connection with our initial public offering in February 2015. Shares subject to outstanding awards under our 2010 Stock Plan that are subsequently forfeited or terminated for any reason before being exercised or settled, including shares subject to vesting restrictions that are subsequently forfeited, will become available for awards under our 2015 Stock Incentive Plan.

(2)
Represents shares available for future issuance under our 2015 Stock Incentive Plan as of December 31, 2015. No shares of common stock are available for future issuance under our 2010 Stock Plan other than to satisfy the exercise of stock options granted under that plan prior to its termination upon the closing of our initial public offering in February 2015.

Security ownership of certain beneficial owners and management

        The following table sets forth information regarding the number of shares of common stock beneficially owned on March 2, 2016, by:

  •
  each person who is known by us to beneficially own 5% or more of our common stock;

  •
  each of our named executive officers and directors; and

  •
  all of our current executive officers and directors as a group.

        We have determined beneficial ownership in accordance with SEC rules. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

        Applicable percentage ownership is based on 31,976,501 shares of common stock outstanding at March 2, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options held by that person or entity that are exercisable within 60 days of March 2, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

        Except as otherwise set forth in footnotes to the table below, the address of each of the persons listed below is c/o Invitae Corporation, 458 Brannan Street, San Francisco, California 94107.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
Named Executive Officers and Directors:
Randal W. Scott, Ph.D.	3,439,559	10.7%
Sean E. George, Ph.D.(1)	311,796	1.0%
Lisa Alderson(2)	73,277	*
Eric Aguiar, M.D.	10,000	*
Geoffrey S. Crouse(3)	31,759	*
Christine M. Gorjanc	—	—
All current executive officers and directors as a group (7 persons)(4)	3,844,188	12.0%
5% Stockholders:
Entities Affiliated with Baker Brothers Advisors, L.P.(5)	6,554,967	20.4%
Entities Affiliated with BlackRock, Inc.(6)	4,208,121	13.1%
Entities Affiliated withThomas, McNerney & Partners II, L.P.(7)	3,732,460	11.6%
Entities Affiliated with Wellington Management Group LLP.(8)	3,569,778	11.1%
Genomic Health, Inc.(9)	2,207,793	6.9%
Entities Affiliated with Camber Capital Management LLC(10)	2,024,943	6.3%

*
Represents beneficial ownership of less than 1%.

(1)
Includes options to purchase 76,388 shares of common stock exercisable within 60 days of March 2, 2016.

(2)
Includes options to purchase 48,958 shares of common stock exercisable within 60 days of March 2, 2016.

(3)
Includes options to purchase 12,500 shares of common stock exercisable within 60 days of March 2, 2016.

(4)
Includes options to purchase an aggregate of 235,518 shares of common stock exercisable within 60 days of March 2, 2016.

(5)
According to a Schedule 13D filed jointly on August 27, 2015, by Baker Bros. Advisors LP ("Adviser"), Baker Bros. Advisors (GP) LLC, Julian C. Baker and Felix J. Baker Adviser has sole voting and dispositve power with respect to 6,554,967 shares held by the following limited partnerships and funds: Baker Brothers Life Sciences, L.P.("Life Sciences"),; 667, L.P. ("667"); and 14159, L.P. ("14159"). Of the 6,554,967 shares, 5,816,409 shares are held by Life Sciences; 665,187 shares are held by 667; and 73,371 shares are held by 14159, L.P. ("14159"). Adviser is the investment advisor of Life Sciences, 667, and 14159. Julian C. Baker and Felix J. Baker are managing members of Baker Bros. Advisors (GP) LLC, the general partner of the Adviser and, as such, share voting and dispositive power with respect to the shares owned by the limited partnership and the funds. Baker Bros. Advisors (GP) LLC, Adviser, Julian C. Baker and Felix J. Baker disclaim beneficial ownership of the securities. The principal address for the entities affiliated with Adviser is 667 Madison Avenue, 21st Floor, New York, NY 10065.

(6)
According to Schedule 13G filed jointly on February 16, 2016, by Thomas, McNerney & Partners II, L.P. ("TMP II"), TMP Associates II, L.P. ("TMPA II"), TMP Nominee II, LLC ("TMPN II"), Thomas, McNerney & Partners II, LLC ("TMP II LLC"), James E. Thomas, and Peter McNerney (collectively, "TMP Entities"), TMP II LLC, the general partner of TMP II and TMPA II, has voting and dispositive power over 3,732,460 shares (the "Total TMP II Shares"). Of the 3,732,460 shares: 3,682,968 shares are held by TMP II; 13,256 shares are held by TMPA II; and 36,236 shares held by TMPN II. TMPN II has entered into an agreement with TMP II LLC that directs TMPN II to vote and dispose of securities in the same manner as directed by TMP II LLC with respect to the shares held by TMP II and TMPA II. Consequently, TMP II LLC may be deemed to own beneficially the Total TMP II Shares. James E. Thomas and Peter McNerney are the managers of TMPN II and have shared voting and dispositive power over such securities, provided that they are obligated to exercise such power in the same manner as TMP II LLC votes and disposes of the shares over which TMP II LLC exercises voting and dispositive power. James E. Thomas is the sole manager of TMP II LLC and may be deemed to beneficially own the Total TMP II Shares. By virtue of their relationship as affiliated entities ultimately controlled by TMP II LLC and its individual manager, each of the TMP Enities, other than Peter McNerney, may be deemed to share the power to direct the disposition and vote of the Total TMP II Shares. Peter McNerney may be deemed to share the power to direct the disposition and vote of the shares held by TMPN II. Associates. The principal address of TMP II and its affiliates is 60 South Sixth Street, Suite 3620, Minneapolis, MN 55402.

(7)
According to Amendment No.1 to Schedule 13G filed by BlackRock, Inc. ("BlackRock") on January 8, 2016, BlackRock has sole voting power with respect to 4,195,562 shares and sole dispositive power with respect to4,208,121 shares as the parent holding company of BlackRock (Luxembourg) S.A., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management, LLC, and BlackRock Japan Co Ltd. The principal address for BlackRock is 55 East 52nd Street, New York, NY 10022.

(8)
According to Amendment No. 1 to Schedule 13G filed jointly on February 11, 2016 by Wellington Management Group LLP ("Wellington"),Wellington Group Holdings LLP, Wellington Investment Advisors LLP, Wellington Management Global Holdings, Ltd. and Wellington Management Company LLP, Wellington has shared voting power with respect to 3,098,643 shares and shared dispositive power with respect to 3,569,778 shares as the parent of Wellington Group Holdings LLP, Wellington Management Global Holdings, Ltd., and Wellington Investment Advisors LLP. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd.: Wellington Management Company LLP, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd.. Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd and Wellington Management Australia Pty Ltd. (the "Wellington Investment Advisers"). The shares are owned of record by clients of the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington. The address of Wellington 280 Congress Street, Boston, MA 02210.

(9)
According to a Schedule 13G filed by Genomic Health, Inc. on February 12, 2016, Genomic Health, Inc. has sole voting and dispositve power with respect to 2,207,793 shares. The address of Genomic Health, Inc. is 301 Penobscot Drive, Redwood City, CA 94036.

(10)
According to Amendment No.1 to Schedule 13G filed jointly on February 12, 2016 by Camber Capital Management LLC and Stephen Dubois, Camber Capital Management LLC and Stephen DuBois share voting and dispositve power with respect to the 2,024,943 shares . The address of Camber Capital Management LLC and Stephen DuBois is 101 Huntington Avenue, Suite 2550, Boston, MA 02199.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

        In addition to the cash and equity compensation arrangements of our directors and named executive officers discussed above under the sections entitled "Item 10. Directors, Executive Officers and Corporate Governance", and "Item 11. Executive Compensation", respectively, the following is a description of transactions since January 1, 2015 to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with or immediate family members of any of the foregoing, had or will have a direct or indirect material interest.

Investors' rights agreement

        In August 2014, we entered into a fifth amended and restated investors' rights agreement with certain holders of our outstanding convertible preferred stock, including Genomic Health, Inc., an entity with which our director Randal W. Scott was affiliated when it made its initial investment in our convertible preferred stock in 2011, and Thomas, McNemey & Partners II, L.P. and affiliates, entities with which our director Eric Aguiar was affiliated until January 1, 2016, as well as Baker Brothers Life Sciences, L.P. and its affiliates, BlackRock, Inc. and its affiliates, and funds advised by Wellington Management Company LLP. This agreement provides that certain holders of common stock issued upon conversion of our preferred stock have the right to demand that we file a registration statement or request that their shares of common stock be covered by a registration statement that we are otherwise filing. In addition to the registration rights, the investors' rights agreement provided for certain information rights, board observer rights and rights of first offer if we propose to offer or sell any new equity securities. The provisions of the investors' rights agreement, other than those relating to registration rights, terminated upon completion of our initial public offering.

Right of first refusal and co-sale agreement

        In August 2014, we entered into a fifth amended and restated right of first refusal and co-sale agreement with certain holders of our preferred stock, including Genomic Health, Inc., an entity with which our director Randal W. Scott was affiliated when it made its initial investment in our convertible preferred stock in 2011, and Thomas, McNemey & Partners II, L.P. and affiliates, entities with which our director Eric Aguiar was affiliated until January 1, 2016, as well as Baker Brothers Life Sciences, L.P. and its affiliates, BlackRock, Inc. and its affiliates, and funds advised by Wellington Management Company LLP. This agreement provided certain holders of preferred stock a right of purchase and of co-sale in respect of sales of shares of capital stock and for a market stand-off following an initial public offering. These rights of purchase and co-sale terminated immediately prior to the completion of our initial public offering.

Voting agreement

        In August 2014, we entered into a fifth amended and restated voting agreement with certain holders of our preferred stock, including Genomic Health, Inc., an entity with which our director Randal W. Scott was affiliated when it made its initial investment in our convertible preferred stock in 2011, and Thomas, McNemey & Partners II, L.P. and affiliates, entities with which our director Eric Aguiar was affiliated until January 1, 2016, as well as Baker Brothers Life Sciences, L.P. and its affiliates, BlackRock, Inc. and its affiliates, and funds advised by Wellington Management Company LLP. This agreement contained provisions regarding voting and size of our board of directors, board of directors composition and removal rights, and drag-along sale rights. The voting agreement terminated upon the completion of our initial public offering.

Management rights

        In connection with our sale of convertible preferred stock to our investors, we were party to management rights letters with certain purchasers of our convertible preferred stock, including Thomas, McNerney & Partners II, L.P. and its affiliates, BlackRock, Inc. and its affiliates, and OrbiMed Private Investments V, L.P., pursuant to which such entities were granted certain management rights, including the right to consult with and advise our management on significant business issues, attend board of directors meetings and receive board materials in certain cases, review our financial data and operating plans, examine our books and records and inspect our facilities. These management rights terminated upon the completion of our initial public offering.

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

Related party transaction policy

        We have adopted a written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party's interest in the transaction. All of the transactions described above were entered into prior to the adoption of such policy.

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

Director Independence

        This information can be found in "Item 10. Directors, Executive Officers and Corporate Governance—Director Independence."

ITEM 14.    Principal Accountant Fees and Services.

        The audit committee has appointed Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2016. Ernst & Young LLP audited our financial statements for the years ended December 31, 2015 and 2014.

        The following table sets forth the fees billed by Ernst & Young LLP for audit and other services rendered in 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(In thousands)	(In thousands)
Audit Fees(1)	$1,182	$1,110
Audit-related Fees(2)	27	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,209	$1,110

(1)
Audit fees include fees and out-of-pocket expenses, whether or not yet invoiced, for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and also include fees for our IPO, review of our registration statements, and services provided in connection with other SEC filings.

(2)
Audit-related fees include review of documents relating to our lease agreement for a laboratory and headquarters in San Francisco, California.

Pre-approval policies and procedures

        In connection with our IPO, the audit committee established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All of the services provided in 2015 were pre-approved to the extent required. During the approval process, the audit committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm's independence, including compliance with rules and regulations of the SEC. Throughout the year, the audit committee will review any revisions to the estimates of audit and non-audit fees initially approved.

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

  3.
  Exhibits

          See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)
Exhibits

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed February 23, 2015).

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed February 23, 2015).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

4.2		Fifth Amended and Restated Investors' Rights Agreement, dated August 26, 2014, among Invitae Corporation and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

4.3		Omnibus Approval and Amendment with Respect to: Series F Preferred Stock Purchase Agreement; Fifth Amended and Restated Investors' Rights Agreement; and Fifth Amended and Restated Voting Agreement, dated October 9, 2014, among Invitae Corporation and certain investors (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

10.1		Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433) , as amended, declared effective on February 11, 2015).

10.2	#	2010 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

Exhibit Number		Description
10.3	#	2015 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

10.4	#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for Awards Granted under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 6, 2015).

10.5	#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

10.6		Lease (Standard Form), dated September 1, 2011, by and between Invitae Corporation (f/k/a Locus Development, Inc.) and Martin E. Harband, Trustee of the Harband Family Trust, as amended (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

10.7		Sublease, dated December 6, 2013, by and between Invitae Corporation and Sutter West Bay Hospitals (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

10.8		Lease, dated October 31, 2012, by and between Invitae Corporation and 278 University Investors, LLC (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

10.9		Sublease, dated November 21, 2014, by and between Invitae Corporation and InMobi Inc (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

10.10		Lease Agreement dated as of September 2, 2015 by and between 1400 16th Street LLC, a Delaware limited liability company, and Invitae Corporation (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on September 4, 2015).

10.11		Loan and Security Agreement dated as of July 17, 2015 between Silicon Valley Bank and Invitae Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 22, 2015).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-201433), as amended, declared effective on February 11, 2015).

23.1	*	Consent of independent registered public accounting firm.

24.1	*	Power of Attorney (contained on the signature page to this Form 10-K).

31.1	*	Principal Executive Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Principal Financial Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*+	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

Exhibit Number		Description
32.2	*+	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

Date: March 10, 2016

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Randal W. Scott and Lee Bendekgey, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys- in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ RANDAL W. SCOTT, PH.D. Randal W. Scott, Ph.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2016
/s/ LEE BENDEKGEY Lee Bendekgey	Chief Financial Officer, General Counsel and Secretary (Principal Financial Officer)	March 10, 2016
/s/ PATRICIA E. DUMOND Patricia E. Dumond	Vice President, Finance (Principal Accounting Officer)	March 10, 2016
/s/ SEAN E. GEORGE, PH.D. Sean E. George, Ph.D.	President, Chief Operating Officer and Director	March 10, 2016
/s/ ROBERT L. NUSSBAUM, M.D. Robert L. Nussbaum, M.D.	Chief Medical Officer	March 10, 2016

Signature	Title	Date

/s/ ERIC AGUIAR, M.D. Eric Aguiar, M.D.	Director	March 10, 2016
/s/ GEOFFREY S. CROUSE Geoffrey S. Crouse	Director	March 10, 2016
/s/ CHRISTINE M. GORJANC Christine M. Gorjanc	Director	March 10, 2016