Form 10-K/A
period 2015-12-31
Invitae Corp
filed 2016-05-02
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2016 was 31,976,501.

Item No.		Page No.
PART IV
Item 15.	Exhibits, Financial Statement Schedules	2
SIGNATURES		3

i

EXPLANATORY NOTE

Invitae Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 10, 2016 (the “Original Filing”). This Amendment is being filed solely for the purpose of correcting the certifications of its Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) filed as Exhibits 31.1 and 31.2 to the Original Filing, each of which inadvertently omitted language in the introductory portion of paragraph 4 as well as paragraph 4(b).

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(b)                                 Exhibits

Exhibit Number	Description
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITAE CORPORATION

By:	/s/ Randal W. Scott, Ph.D.
Randal W. Scott, Ph.D.
Chief Executive Officer

Date: May 2, 2016