Form 10-Q
period 2016-03-31
Invitae Corp
filed 2016-05-09
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2016 was 32,053,486.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,314	$73,238
Marketable securities	76,551	53,780
Prepaid expenses and other current assets	10,853	4,292
Total current assets	114,718	131,310
Property and equipment, net	17,813	18,709
Restricted cash	4,831	4,831
Other assets	1,664	1,826
Total assets	$139,026	$156,676
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,694	$3,500
Accrued liabilities	4,241	4,253
Capital lease obligation, current portion	1,529	1,588
Debt, current portion	2,113	1,536
Total current liabilities	10,577	10,877
Capital lease obligation, net of current portion	1,231	1,576
Debt, net of current portion	7,041	5,504
Other long-term liabilities	5,669	343
Total liabilities	24,518	18,300
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 20,000,000 shares; Issued and outstanding: no shares as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value: Authorized: 400,000,000 shares; Issued and outstanding: 32,025,864 and 31,935,121 and shares as of March 31, 2016 and December 31, 2015, respectively	4	4
Accumulated other comprehensive gain (loss)	28	(15)
Additional paid-in capital	315,028	313,349
Accumulated deficit	(200,552)	(174,962)
Total stockholders’ equity	114,508	138,376
Total liabilities and stockholders’ equity	$139,026	$156,676

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$3,955	$1,229
Costs and operating expenses:
Cost of revenue	5,987	3,199
Research and development	10,660	8,455
Selling and marketing	7,043	4,740
General and administrative	5,569	3,440
Total costs and operating expenses	29,259	19,834
Loss from operations	(25,304)	(18,605)
Other income (expense), net	(202)	(4)
Interest expense	(84)	(28)
Net loss	$(25,590)	$(18,637)
Net loss per share, basic and diluted	$(0.80)	$(1.09)
Shares used in computing net loss per share, basic and diluted	31,964,541	17,063,463

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(25,590)	$(18,637)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	43	(26)
Comprehensive loss	$(25,547)	$(18,663)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(25,590)	$(18,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,555	1,017
Stock-based compensation	1,465	538
Amortization of premium on marketable securities	91	65
Loss on disposal of assets	186	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,969)	(1,273)
Other assets	162	380
Accounts payable	(394)	(1,775)
Accrued expenses and other liabilities	506	1,487
Net cash used in operating activities	(23,988)	(18,183)

Cash flows from investing activities:
Purchase of marketable securities	(60,319)	(130,841)
Proceeds from maturities of marketable securities	37,500	4,500
Purchases of property and equipment	(1,037)	(1,116)
Net cash used in investing activities	(23,856)	(127,457)

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	107,147
Proceeds from exercise of stock options	210	57
Proceeds from loan agreement, net of financing costs	2,500	—
Loan payments	(386)	—
Capital lease principal payments	(404)	(327)
Net cash provided by financing activities	1,920	106,877

Net decrease in cash and cash equivalents	(45,924)	(38,763)
Cash and cash equivalents at beginning of period	73,238	107,027

Cash and cash equivalents at end of period	$27,314	$68,264

Supplemental cash flow information:
Interest paid	$84	$27

Supplemental cash flow information of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$202,305
Purchases of property and equipment in accounts payable and accrued liabilities	$410	$2,424

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Organization and description of business

Invitae Corporation (the “Company”) was incorporated in the state of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. The Company’s laboratory is located in San Francisco, California. The Company’s current product is a diagnostic test that utilizes assays of over 1,000 genes that can be used for multiple indications. The test includes multiple genes associated with hereditary cancer, neurological disorders, cardiovascular disorders and other hereditary conditions. The Company operates in one segment.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 12, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 420,000,000 shares, of which 400,000,000 shares are common stock and 20,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There were no shares of preferred stock outstanding at March 31, 2016 or December 31, 2015.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

2. Summary of significant accounting policies

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; the recoverability of long-lived assets; the fair value of the Company’s common stock prior to the IPO; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Concentrations of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are held by financial institutions in the United States and Chile. Such deposits may exceed federally insured limits.

At March 31, 2016, virtually all of the Company’s revenue has been derived from sales of its diagnostic tests. Significant customers are those which represent 10% or more of the Company’s total revenue for each year presented on the statements of operations. For each significant customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended March 31,
Customers	2016		2015
Customer A	*	%	14%

*                                         Less than 10% of total revenue

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and U.S government agency securities.

Marketable securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable securities in debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Short-term marketable securities have maturities less than 365 days at the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss). Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

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

During the three months ended March 31, 2016 and 2015, Company capitalized $0 and $750,000, respectively, of internal-use software development costs. Internal-use software amortization was $330,000 and $110,000 in the three months ended March 31, 2016 and 2015, respectively. The carrying value of capitalized internal-use software at was $1.1 million and $1.4 million at March 31, 2016 and December 31, 2015, respectively. The weighted average remaining useful life of capitalized internal-use software at March 31, 2016 was 10 months.

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

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, capital leases and debt relating to equipment financing. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates available to the Company, the carrying value of capital leases approximates fair value.

See Note 4, “Fair value measurements” for further information on the fair value of the Company’s financial instruments.

Revenue recognition

Revenue is generated from the sale of tests that provide analysis and associated interpretation of the sequencing of parts of the genome. Revenue associated with subsequent re-requisition services was de minimis for all periods presented.

Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The criterion for whether the fee is fixed or determinable and whether collectability is reasonably assured are based on management’s judgments. When evaluating collectability, in situations where contracted reimbursement coverage does not exist, the Company considers whether the Company has sufficient history to reliably estimate a payer’s individual payment patterns. The Company reviews the number of tests paid against the number of tests billed over at least several months of payment history and the payer’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the amount billed. For most payers, the Company has not been able to demonstrate a predictable pattern of collectability, and therefore recognizes revenue when payment is received. For payers who have demonstrated a consistent pattern of payment of tests billed at appropriate amounts, the Company recognizes revenue, at estimated realizable amounts, upon delivery of test results.

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

Stock-based compensation

The Company measures its stock-based payment awards made to employees and directors based on the estimated fair values of the awards and recognizes the compensation expense over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options and employee stock purchase plan (“ESPP”) awards. The fair value of restricted stock unit (“RSU”) awards with time-based vesting terms is based on the grant date share price. Stock-based compensation expense is recognized using the straight-line method. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for compensation expense related to stock options granted to non-employees based on the fair values estimated using the Black-Scholes model. Stock options granted to non-employees are re-measured at each reporting date until the award is vested.

Foreign currency transactions

The Company uses the U.S. dollar as its functional currency for its subsidiary in Chile. Foreign currency assets and liabilities are re-measured into U.S. dollars using the end of period exchange rates except for nonmonetary assets and liabilities, which are re-measured using historical exchange rates. Expenses are re-measured using an average exchange rate for the respective period. Gains or losses from foreign currency transactions are included in other income (expense), net, on the consolidated statements of operations. Foreign currency transaction gains and losses have not been significant to the consolidated financial statements for all periods presented.

Net loss per common share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of options to purchase common stock and RSUs are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share because their effect would be antidilutive for all periods presented. At March 31, 2016, the balance of shares subject to repurchase was zero, and therefore no shares subject to repurchase were excluded from the basic loss per share calculation for the three months ended March 31, 2016. Common shares subject to repurchase in the amount of 17,907 were excluded from weighted-average shares for the three months ended March 31, 2015.

Recent accounting pronouncements

In March 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies accounting for share-based payment award transactions. ASU-2016-09 is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an implementation date nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an implementation date nor has it determined the effect of the standard on its ongoing financial reporting.

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). ASU 2015-14 defers the effective date of ASU 2014-09 for public business entities by one year to annual reporting periods beginning after December 15, 2017. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements, related disclosures and ongoing financial reporting. The Company plans to implement ASU 2014-09 effective January 1, 2018 and has not yet determined a transition method.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205- 40), Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 will be effective in the fourth quarter of 2016. Early application is permitted. The adoption of this standard is not expected to have an effect on the Company’s consolidated financial statements.

3. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands).

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$9,774	$—	$—	$9,774
U.S. treasury notes	16,534	11	—	16,545
U.S. government agency securities	59,989	19	(2)	60,006
	$86,297	$30	$(2)	$86,325
Reported as:
Cash equivalents				$4,943
Restricted cash				4,831
Marketable securities				76,551
Total cash equivalents, restricted cash and marketable securities				$86,325

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$39,998	$—	$—	$39,998
U.S. treasury notes	4,006	—	—	4,006
U.S. government agency securities	65,586	1	(16)	65,571
	$109,590	$1	$(16)	$109,575
Reported as:
Cash equivalents				$50,964
Restricted cash				4,831
Marketable securities				53,780
Total cash equivalents, restricted cash and marketable securities				$109,575

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of March 31, 2016, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2	$8,406

None of the available-for-sale securities held as of March 31, 2016 has been in a continuous unrealized loss position for more than one year. At March 31, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

At March 31, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. For the three months ended March 31, 2016, there were no realized gains or losses on available-for-sale securities.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Leasehold improvements	$2,521	$2,548
Laboratory equipment	10,565	10,461
Equipment under capital lease	7,960	8,224
Computer equipment	2,488	2,397
Software	2,435	2,368
Furniture and fixtures	210	210
Automobiles	20	20
Construction-in-progress	1,603	1,202
Total property and equipment, gross	27,802	27,430
Accumulated depreciation and amortization	(9,989)	(8,721)
Total property and equipment, net	$17,813	$18,709

Depreciation and amortization expense was $1.6 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation and related expenses	$1,826	$2,307
Accrued laboratory materials purchases	397	426
Accrued professional services	278	272
Lease incentive obligation, current	517	—
Other	1,223	1,248
Total accrued liabilities	$4,241	$4,253

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Lease incentive obligation, non-current	$4,735	$107
Deferred rent, non-current	800	98
Other non-current liabilities	134	138
Total accrued liabilities	$5,669	$343

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$9,774	$—	$—	$9,774
U.S. treasury notes	16,545	—	—	16,545
U.S. government agency securities	—	60,006	—	60,006
Total financial assets	$26,319	$60,006	$—	$86,325

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$39,998	$—	$—	$39,998
U.S. treasury notes	4,006	—	—	4,006
U.S. government agency securities	—	65,571	—	65,571
Total financial assets	$44,004	$65,571	$—	$109,575

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

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at March 31, 2016 and December 31, 2015, are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$9,154	$8,996	$7,040	$6,952

5. Commitments and contingencies

Operating Leases

In September 2015, the Company entered into a lease agreement for a laboratory and headquarters in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company has determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company will receive a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company makes to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. At March 31, 2016, approximately $0.6 million of the incentive had been utilized by the Company. At March 31, 2016, aggregate future minimum lease payments for the new facility are approximately $72.0 million.

In addition to the security deposit of approximately $4.6 million for the new laboratory and headquarters facility, the Company has provided security deposits of $1.5 million at March 31, 2016 and December 31, 2015, as collateral for other leases, which are included in other assets in the Company’s consolidated balance sheets.

Future minimum payments under non-cancelable operating leases as of March 31, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$5,362
2017	7,404
2018	7,273
2019	7,467
2020	7,071
Thereafter	44,239
Total minimum lease payments	$78,816

Rent expense was $1.6 million and $708,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The Company’s obligations under the Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. At March 31, 2016, the Company was in compliance with all covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest on substantially all of its assets, excluding its intellectual property and certain other assets.

At March 31, 2016, obligations under the Loan Agreement were $9.2 million. Debt issuance costs related to the Loan Agreement of $47,000 were recorded as a direct deduction from the debt liability and are amortized to interest expense over the term of the Loan Agreement. Future payments under the Loan Agreement as of March 31, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$1,790
2017	2,332
2018	2,265
2019	2,198
2020	1,251
Thereafter	—
Total remaining debt payments	9,836
Less: amount representing debt discount	(41)
Less: amount representing interest	(641)
Present value of remaining debt payments	9,154
Less: current portion	(2,113)
Total noncurrent debt obligation	$7,041

Capital leases

The Company has entered into various capital lease agreements to obtain laboratory equipment. The terms of the capital leases are typically three years with interest rates ranging from 3.8% to 4.3%. The leases are secured by the underlying equipment. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets.

Future payments under capital leases at March 31, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$1,256
2017	1,350
2018	269
Total capital lease obligations	2,875
Less: amount representing interest	(115)
Present value of net minimum capital lease payments	2,760
Less: current portion	(1,529)
Total noncurrent capital lease obligations	$1,231

Interest expense related to capital leases was $32,000 and $28,000 for the three months ended March 31, 2016 and 2015, respectively.

Property and equipment under capital leases was $8.0 million and $8.2 million as of March 31, 2016 and December 31, 2015, respectively. Accumulated depreciation and amortization, collectively, on these assets was $3.0 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at March 31, 2016 or December 31, 2015.

Contingencies

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against the Company in the U.S. District Court for the District of New Jersey. The Complaint alleges that the Company wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, the Company filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, the Company responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. The parties negotiated the exchange of information regarding the issue of personal jurisdiction, and extended the plaintiffs’ deadline to respond to the motion during that negotiation. The current due date for the plaintiffs’ response is May 16, 2016. The Company believes the action is without merit and intends to defend itself vigorously.

The Company was not a party to any other material legal proceedings at March 31, 2016, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

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

In January 2015, the Company adopted the 2015 Stock Incentive Plan, (the “2015 Plan”), which became effective upon the closing of the IPO. The 2015 Plan had 4,370,452 shares of common stock reserved for future issuance at the time of its effectiveness, which included 120,452 shares under the 2010 Plan which were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1,

2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards.

Options granted generally vest over a period of four years. Typically, the vesting schedule for options granted to newly hired employees provides that 1/4 of the award vests upon the first anniversary of the employee’s date of hire, with the remainder of the award vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. All other options typically vest in equal monthly installments over the four-year vesting schedule.

RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that one third of the award vests upon each anniversary of the grant date.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares available for grant	Stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2015	2,268,938	3,659,713	$7.38	8.89	$7,099
Additional shares reserved	1,277,442	—	$—
Options granted	(1,173,963)	1,173,963	$9.93
Options cancelled	181,954	(181,954)	$9.43
Options exercised	—	(81,008)	$2.55
RSUs granted	(539,767)	—
Balances at March 31, 2016	2,014,604	4,570,714	$8.04	8.78	$10,999
Options exercisable at March 31, 2016		992,668	$4.65	6.62	$5,758
Options vested and expected to vest at March 31, 2016		3,498,873	$7.84	8.67	$10,289

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $6.29 and $10.78 in the three months ended March 31, 2016 and 2015, respectively. The weighted-average fair value of RSUs granted in the three months ended March 31, 2016 was $10.00. No RSUs were granted in the three months ended March 31, 2015.

The fair value of options to purchase common stock vested was $1,330,000 and $484,000 in the three months ended March 31, 2016 and 2015, respectively.

The intrinsic value of options to purchase common stock exercised was $507,000 and $364,000 in the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes RSU activity for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2015	482,818	$10.71
RSUs granted	539,767	10.00
RSUs vested	(5,075)	10.94
RSUs cancelled	(18,673)	10.94
Balance at March 31, 2016	998,837	$10.32

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. A total of 644,360 shares of common stock are reserved for issuance under the ESPP. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. The initial ESPP purchase period commenced in November 2015.

No shares of common stock were purchased pursuant to the ESPP in the three months ended March 31, 2016. At March 31, 2016, cash received from payroll deductions pursuant to the ESPP was $732,000.

Stock-based compensation

The Company uses the grant date fair value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

In determining the fair value of stock options and ESPP purchases, the Company uses the Black-Scholes option-pricing model and, for stock options, the assumptions discussed below. Each of these inputs is subjective and its determination generally requires significant judgment. The fair value of RSU awards with time-based vesting terms is based on the grant date share price.

Expected term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).

Expected volatility—Because the Company was privately held until February 2015 and did not have any trading history for its common stock prior to its IPO, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded companies in a similar industry on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ common stock during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option- pricing valuation model based on the following assumptions:

	Three months ended,
	March 31, 2016	March 31, 2015
Expected term (in years)	6.13	6.03
Expected volatility	71.05	83.80
Risk-free interest rate	1.34%	1.28%
Dividend yield	—	—

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model based on the following assumptions:

	Three months ended March 31,
	2016	2015
Expected term (in years)	7.00-9.57	8.00-9.12
Expected volatility	71.05%	83.80%
Risk-free interest rate	1.44%-1.73%	1.71%-1.84%
Dividend yield	—	—

The following table summarizes stock-based compensation expense for the three months ended March 31, 2016 and 2015, included in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2016	2015
Cost of revenue	$201	$76
Research and development	538	213
Selling and marketing	241	124
General and administrative	485	125
Total stock-based compensation expense	$1,465	$538

At March 31, 2016, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $19.6 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 3.5 years. Unrecognized compensation expense related to RSUs at March 31, 2016 was $9.5 million, which the Company expects to recognize on a straight-line basis over a weighted- average period of 2.8 years. There was no capitalized stock-based employee compensation as of March 31, 2016.

7. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2016	2015
Net loss	$(25,590)	$(18,637)
Shares used in computing net loss per share, basic and diluted	31,964,541	17,063,463
Net loss per share, basic and diluted	$(0.80)	$(1.09)

The following outstanding shares of common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2016 and 2015 because their inclusion would be anti-dilutive:

	Three months ended March 31,
	2016	2015
Shares of common stock subject to outstanding options	4,570,714	1,997,410
Shares of common stock subject to outstanding RSUs	998,837	—
Shares of common stock pursuant to ESPP	130,049	—
Shares of common stock subject to unvested early exercise of outstanding options subject to repurchase	—	17,907
Total shares of common stock equivalents	5,699,600	2,015,317

8. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$2,964	$974
Canada	782	125
Rest of world	209	130
Total revenue	$3,955	$1,229

Long-lived assets, net, by location are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$16,731	$17,180
Chile	1,082	1,529
Total long-lived assets, net	$17,813	$18,709

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Historic results are not necessarily indicative of future results.

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

Business overview

Our mission is to bring comprehensive genetic information into mainstream medical practice to improve the quality of healthcare for billions of people. Our goal is to aggregate most of the world’s genetic tests into a single service with higher quality, faster turnaround time and lower pricing than many single gene tests and panel tests today. By aggregating large numbers of currently available genetic tests into a single service, we can achieve great economies of scale that allow us to not only provide primary single gene or multi-gene tests but also to generate and store additional genetic information on behalf of the patient for future use. We refer to the service of managing genetic information over the course of disease or the lifetime of a patient as “genome management.” In addition, as more individuals gain access to their genetic information, we believe that sharing genetic information will provide an economic opportunity for patients and us to participate in advancing the understanding and treatment of disease. We refer to this as the “genome network.”

We launched our first commercial offering in November 2013 with an offering of more than 200 genes. In October 2015, we expanded our test menu to more than 600 genes in production, offering tests for more than 120 disorders in cardiovascular, hereditary cancer, neurology, pediatrics and other rare diseases. In March 2016, we further expanded our test menu with expanded panels for neurology, pediatrics, and rare diseases. We now have more than 1,000 genes in production. These additions to our test menu have resulted from a series of process improvements that have enabled us to continue to expand our test menu while maintaining our strategy of lowering the cost of genetic testing.

We have continued to experienced rapid growth. For the three months ended March 31, 2016 and 2015 our revenue was $4.0 million and $1.2 million, respectively and we incurred net losses of $25.6 million and $18.6 million, respectively. At March 31, 2016, we had an accumulated deficit of $200.6 million. We also increased our number of employees to 281 at March 31, 2016 from 207 on March 31, 2015. Our sales force grew to 30 at March 31, 2016 from 14 at March 31, 2015. We expect headcount will continue to increase in the remainder of 2016, as we add staff to support our anticipated growth.

Since our commercial launch through March 31, 2016, we have delivered approximately 32,500 billable tests. Sales of our tests have grown significantly from approximately 3,600 billable tests in the three months ended March 31, 2015 to approximately 9,700 billable tests in the three months ended March 31, 2016, which we believe is evidence that our value proposition is attractive to our clients. We estimate that the U.S. market for hereditary cancer tests is greater than $650.0 million per year and thus represents a key growth opportunity for us. In addition, we have expanded our test menu to include the non-cancer test portion of our market, which we expect will drive additional sales volume. On a historical basis through March 31, 2016, approximately 24% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assay are tests for which private insurers reimburse. However, because we do not have reimbursement policies or contracts with very many private insurers, our claims for reimbursement from them may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

We intend to continue to invest aggressively in our business. In 2015 we entered into a lease agreement for a new laboratory and headquarters in San Francisco, California. This lease expires in July 2026 and aggregate future minimum lease payments for the new facility are approximately $72.0 million. We will receive a $5.2 million lease incentive in the form of reimbursement of payments from the landlord for a portion of the costs of leasehold improvements we make to the laboratory and headquarters facility. We expect to incur capital expenditures for the laboratory and headquarters facility of at least $5.2 million.

As a result of these and other factors, we expect to incur operating losses for the foreseeable future and may need to raise additional capital in order to fund our operations. If we are unable to achieve our revenue growth objectives and successfully manage our costs, we may not be able to achieve profitability.

In February and March 2016, we implemented a program to streamline our organization. This program involved employee terminations in Chile and the United States and the closure of our Chilean facility. Total costs related to this program were approximately $0.9 million. At March 31, 2016, all affected employees had left the Company, and we expect future payments relating to this program, if any, will be immaterial. We expect to complete the closure of the Chilean facility in the second quarter of 2016.

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

Success obtaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payers. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage from third-party payers, including the Centers for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering clinicians. We have received approval as a Medicare provider, which allows us to bill for our services to Medicare patients. In April 2016, we announced that CMS have begun providing payments for our multi-gene tests for hereditary breast cancer-related disorders. Further we have entered into reimbursement contracts with Blue Shield of California, SelectHealth, Capital Health Plan of Florida and Ohio State Health Plan. In October, 2015, we entered into a National Master Business Agreement (the “Agreement”) with Blue Cross and Blue Shield Association (“BCBSA”). The Agreement facilitates our ability to enter into supply agreements for our products and services with BCBSA affiliates, licensees and certain other entities. The Agreement does not provide for the sale of our products or services directly, nor is there any commitment by BCBSA to purchase products or services from us. In the first quarter of 2016 we secured additional payer contracts with regional BCBSA plans, providing coverage for patients in a total of five states, as well as those covered by the Federal Employee Plan. If we are not able to obtain and maintain adequate reimbursement from third-party payers for our testing services and expand the base of clinicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.

Investment in our business and timing of expenses

We plan to continue to invest significantly in our genetic testing, genome management and genome network business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to significantly scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, to scale our customer service capabilities and to expand the functionality of our website. As part of our growth, we also plan to hire additional personnel, including software engineers, sales and marketing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur costs to build out our new laboratory and headquarters facility. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter, as we focus on building out different aspects of our business.

How we recognize revenue

Our historical revenue has been recognized when cash is received. While we recognized $0.5 million of revenue on an accrual basis in the three months ended March 31, 2016, we do not expect to recognize significant amounts of revenue on an accrual basis for some period of time. Until we achieve and maintain a predictable pattern of collection at a consistent payment amount from a large number of payers, we will continue to recognize the substantial majority of our revenue when cash is received. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter. We anticipate that the number of payers for whom we recognize revenue upon delivery of test results will increase in the future.

For the three months ended March 31, 2016 and 2015, amounts billed for tests delivered totaled $11.8 million and $3.2 million, respectively. In the three months ended March 31, 2016, we recognized revenue of $2.0 million related to amounts billed for tests delivered during 2016 and $1.8 million related to amounts billed for tests delivered during 2015. Of the total revenue recognized for the three months ended March 31, 2016 of $4.0 million, $3.5 million was recognized upon cash receipt, and the remainder was recognized on an accrual basis. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials.

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

Cost of revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and includes expenses for materials and supplies, personnel costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing our test are recorded as the patient’s sample is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we generally do not recognize revenue in the period in which costs are incurred. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we may gain as test volume increases and from automation and other cost reductions.

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

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase slightly in 2016, compared to 2015, as we continue to invest in research and development activities related to developing additional tests and reducing testing costs.

Selling and marketing

Selling and marketing expenses consist of personnel costs, client service expenses, direct marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our selling expenses will increase in 2016, compared to 2015, primarily driven by the cost of hiring additional sales account executives associated with efforts to further penetrate the domestic market.

General and administrative

General and administrative expenses include executive, finance and accounting, legal and human resources functions. These expenses include personnel-related costs, audit and legal expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our general and administrative expenses will increase in 2016, compared to 2015, as we scale our operations and as we continue to incur expenses related to operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the New York Stock Exchange, additional insurance expenses, investor relations activities and other administration and professional services.

Other income (expense), net

Other income (expense), net, primarily consists of interest income and the net exchange gain/loss on foreign currency transactions related to the operations of our subsidiary in Chile. For the three months ended March 31, 2016, other income (expense), net also included losses on disposal of assets related to the closure of our Chilean facility.

Interest expense

Interest expense is attributable to our financing obligations under capital lease agreements and our Loan and Security Agreement.

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue recognition

We generate revenue from delivery of test reports generated from our assays. Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The assessment of the fixed or determinable nature of the fees charged for testing performed and the collectability of those fees require significant judgment by management. When evaluating these criteria, we consider whether we have sufficient history to reliably estimate a payer’s payment pattern. We review the number of tests paid against the number of tests billed over a period of at least several months and the payer’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the amount billed. For most payers, we have not been able to demonstrate a predictable pattern of collectability, and therefore recognize revenue when payment is received. For payers who have demonstrated a consistent pattern of payment of tests billed at appropriate amounts, we recognize revenue upon delivery of test results.

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

At March 31, 2016, our total gross deferred tax assets were $60.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Stock-based compensation

Stock-based compensation expense is measured at the date of grant, based on the estimated fair value of the award and recognized as an expense over the employee’s requisite service period on a straight-line basis. In determining the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) purchases, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We estimate the grant date fair value of restricted stock unit (“RSU”) awards with time-based vesting terms based on the grant date share price.

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

For the three months ended March 31, 2016 and 2015, we recorded stock-based compensation expense of $1.5 million and $0.5 million, respectively. At March 31, 2016, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $19.6 million, which we expect to recognize over a weighted-average period of 3.5 years. Unrecognized compensation expense related to RSUsat March 31, 2016 was $9.5 million which we expect to recognize on a straight-line basis over a weighted-average period of 2.8 years.

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

Expected volatility—Since we were privately held until our initial public offering in February 2015 and did not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences, including molecular diagnostics, companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded life sciences, including molecular diagnostics, companies on which we based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

Historically, for all periods prior to our initial public offering, the fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; our operating and financial performance, including our levels of available capital resources; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; sales of our convertible preferred stock in arms’-length transactions; the valuation of publicly traded companies in our industry, as well as recently completed mergers and acquisitions of peer companies; equity market conditions affecting comparable public companies; and the lack of marketability of our common stock.

In determining a fair value for our common stock, we estimated the enterprise value of our business using the market approach or option pricing back-solve method. The estimated enterprise value was then allocated to the common stock using the Option Pricing Method, or OPM, and the Probability Weighted Expected Return Method, or PWERM, or the hybrid method. The hybrid method applied the PWERM utilizing the probability of two public offering exit scenarios with a low and high value, and the OPM was utilized in the remaining private scenario.

For valuations after the completion of our initial public offering, the fair value of each share of underlying common stock is the closing price of our common stock as reported on the date of grant.

Results of operations

Comparison of the three months ended March 31, 2016 and 2015 (in thousands except for percentage changes)

	Three Months Ended March 31,		Dollar	%
	2016	2015	Change	Change
Revenue	$3,955	$1,229	$2,726	222%
Operating expenses:
Cost of revenue	5,987	3,199	2,788	87%
Research and development	10,660	8,455	2,205	26%
Selling and marketing	7,043	4,740	2,303	49%
General and administrative	5,569	3,440	2,129	62%
Total operating expenses	29,259	19,834	9,425	48%
Loss from operations	(25,534)	(18,605)	(6,699)	36%
Other income (expense), net	(202)	(4)	(198)	4,950%
Interest expense	(84)	(28)	(56)	200%
Net loss	$(25,590)	(18,637)	$(6,953)	37%

Revenue

The increase in revenue of $2.7 million for the three months ended March 31, 2016 compared to the same period in 2015 was due to increased test volume, which resulted in increased cash collections. Approximately $1.8 million of revenue in the three months ended March 31, 2016 was from cash collections for tests delivered in 2015. We recorded $0.5 million of revenue in the three months ended March 31, 2016 on an accrual basis.

Cost of revenue

The increase in the cost of revenue of $2.8 million for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to costs associated with increased test volume. For the three months ended March 31, 2016, the number of billed test results delivered increased to approximately 9,700 from approximately 3,600 for the same period in 2015.

Reflecting the increased test volumes, allocated technology and facilities-related expenses increased by $0.9 million. Personnel costs increased by $0.7 million reflecting increased headcount and increased time spent processing revenue-generating tests as well as stock-based compensation and severance costs of $0.1 million associated with the program to streamline our organization. Reagent and laboratory materials costs increased by $0.6 million.

Research and development

The increase in research and development expenses of $2.2 million for the three months ended March 31, 2016 compared to the same period in 2015 was primarily driven by costs related to the continued development of our assay platforms. Personnel costs increased by $2.5 million reflecting additional headcount as well as stock-based compensation and severance costs of $0.1 million associated with the program to streamline our organization. Outside consultant costs increased by $0.4 million, principally for alternative research and development projects. These cost increases were partially offset by a decrease in costs of reagents and laboratory materials of $0.5 million. Reagent and laboratory materials costs were lower in the three months ended March 31, 2016 as validation sequencing activity in the first quarter of 2015 was principally related to the expansion of our test menu introduced in October 2015.

Selling and marketing

The increase in selling and marketing expenses of $2.3 million for the three months ended March 31, 2016 compared to the same period in 2015 was due primarily to increased personnel costs of $1.9 million, primarily reflecting a $1.1 million increase in compensation and benefits relating to an increase in headcount, increased sales commissions of $0.6 million and stock-based compensation and severance costs of $0.3 million associated with the program to streamline our organization. In addition, costs associated with software and software licenses increased by $0.3 million and costs associated with website development increased by $0.2 million as compared with the three months ended March 31, 2015.

General and administrative

The increase in general and administrative expenses of $2.1 million for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in personnel costs of $1.1 million principally reflecting increased headcount but also including severance costs of $0.2 million associated with the program to streamline our organization. Billings and collection costs increased by $0.2 million, reflecting increased billing-related cash collections. Facilities costs increased by $0.8 million reflecting new facilities leases executed late in the first quarter of 2015 and in subsequent periods. In the first quarter of 2016, we began recognizing rent expense for our new laboratory and headquarters facility in San Francisco. Rent expense relating to our new facility was $0.5 million in the first quarter of 2016 and we recorded this cost entirely to general and administrative expense. We will continue to record all rent expense for our new facility to general and administrative expense until the facility is operational and occupied, which we expect to occur in the fourth quarter of 2016, at which time rent expense will be allocated to other departments based on usage by those departments.

Other income (expense), net

The net increase in other expense of $0.2 million for the three months ended March 31, 2016 was principally due to losses on disposal of Chilean facility assets related to the program to streamline our organization.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the three months ended March 31, 2016 and 2015, we had net losses of $25.6 million and $18.6 million, respectively, and we expect to incur additional losses in the foreseeable future. At March 31, 2016, we had an accumulated deficit of $200.6 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock and net proceeds of approximately $105.7 million from our initial public offering. In addition, we have entered into various capital lease agreements for an aggregate financing amount of $8.2 million from inception through March 31, 2016 to obtain laboratory equipment. The terms of the capital leases are typically three years. Interest rates for currently outstanding capital leases range from 3.8% to 4.3% and the leases are secured by the underlying equipment.

In July 2015, we entered into a Loan and Security Agreement, or Loan Agreement, with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.0 million, other than the initial $2.5 million tranche on the date of the Loan Agreement. We may request additional tranches to finance the purchase of equipment through December 31, 2016, subject to certain restrictions. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. We are required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on July 17, 2020, or the Term Date. Any then-unpaid principal and interest on advances under the Loan Agreement are payable on the Term Date. We may, at our option, prepay the borrowings by paying the Bank a prepayment premium. At March 31, 2016, we had borrowed a total of $10.0 million under the Loan Agreement and our outstanding balance payable to the lender at March 31, 2016 was $9.2 million. Our obligations under the Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. At March 31, 2016, we were in compliance with all covenants under the Loan Agreement. Our obligations under the Loan Agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property and certain other assets.

We anticipate our capital expenditures for the full year 2016 will be approximately $5.6 million and will be funded principally by advances under the Loan Agreement and reimbursement for a portion of the costs of leasehold improvements we plan to make to our new laboratory and headquarters facility. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

At March 31, 2016 and December 31, 2015, we had $103.9 million and $127.0 million, respectively, of cash, cash equivalents, and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents as of March 31, 2016 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may in the future elect to finance operations by selling equity or debt securities. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three months Ended March 31,
	2016	2015
	(in thousands)
Cash used in operating activities	$(23,988)	$(18,183)
Cash used in investing activities	(23,856)	(127,457)
Cash provided by financing activities	1,920	106,877

Cash flows from operating activities

For the three months ended March 31, 2016, cash used in operating activities of $24.0 million principally resulted from our net loss of $25.6 million offset by non-cash charges of $1.8 million for stock-based compensation and $1.6 million for depreciation and amortization. The net effect on cash of changes in net operating assets was $1.8 million and was principally due to the effects of increased balances of prepaid expenses and other assets and reduced accounts payable balances.

For the three months ended March 31, 2015, cash used in operating activities of $18.2 million principally resulted from our net loss of $18.6 million offset by non-cash charges of $1.1 million for depreciation and amortization, and $0.5 million for stock-based compensation. The change in net operating assets of $1.2 million was primarily due to a decrease in accounts payable of $1.8 million due to timing of payments to our vendors and an increase in prepaid expenses and other current assets of $1.3 million related to increases in prepaid director and officer insurance cost and interest receivables related to our marketable securities placed in the first quarter of 2015. This was offset by an increase in accrued expenses and other liabilities of $1.5 million due to the growth in our business and a decrease in other assets of $0.4 million.

Cash flows from investing activities

For the three months ended March 31, 2016, cash used in investing activities of $23.9 million was primarily due to purchases of marketable securities exceeding proceeds from sales and maturities of marketable securities by $22.8 million and purchases of property and equipment of $1.0 million.

For the three months ended March 31, 2015, cash used in investing activities of $127.5 million was primarily for the purchases of marketable securities of $130.8 million and property and equipment of $1.1 million, offset by proceeds from maturities of our marketable securities of $4.5 million.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2016 of $1.9 million consisted primarily of borrowings of $2.5 million under the Loan Agreement, partially offset by loan payments of $0.4 million and payments of $0.4 million on our capital lease obligations.

Cash provided by financing activities for the three months ended March 31, 2015 was primarily from $107.1 million of net proceeds from our initial public offering completed in February 2015, offset by payments of $0.3 million on our capital lease obligations.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of March 31, 2016 (in thousands):

Contractual obligations:	Remainder of 2016	2017 and 2018	2019 and 2020	2021 and beyond	Total
Operating leases	$5,362	$14,677	$14,538	$44,239	$78,816
Capital leases	1,256	1,619	—	—	2,875
Capital expenditure financing	1,790	4,597	3,449	—	9,836
Total	$8,408	$20,893	$17,987	$44,239	$91,527

In September 2015, we entered into a lease agreement for a new laboratory and headquarters in San Francisco, California. This lease expires in July 2026. In March 2015, we leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively. In April 2015, we leased additional space in Cambridge, Massachusetts; this lease expires in January 2018. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

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

Recent accounting pronouncements

See “Recent accounting pronouncements” in Note 1, “Organization and description of business” in the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had equipment financing loan obligations of $9.2 million at March 31, 2016, which resulted from loans for purchases of laboratory equipment pursuant to the Loan Agreement. These loans carry variable rates of interest. We had capital lease obligations of $2.8 million as of March 31, 2016, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. We had cash, cash equivalents, and marketable securities of $103.9 million at March 31, 2016, which consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At March 31, 2016, a hypothetical 10% (100 basis points) increase in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $0.3 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars (Chilean peso). Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements. We expect our exposure to foreign exchange risk will be substantially eliminated as a result of the closure of our Chilean facility, which we expect to complete in the second quarter of 2016.

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

PART II — Other Information

ITEM 1.  Legal Proceedings.

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that we wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, we filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, we responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. The parties negotiated the exchange of information regarding the issue of personal jurisdiction, and extended the plaintiffs’ deadline to respond to the motion pending the outcome of that negotiation. The current due date for the plaintiffs’ response is May 16, 2016. We believe the action is without merit and intend to defend ourselves vigorously.

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

We have incurred substantial losses since our inception. For the three months ended March 31, 2016 and 2015, we had net losses of $25.6 million and $18.6 million, respectively. At March 31, 2016, we had an accumulated deficit of $200.6 million. To date, we have generated limited revenue, and we may never achieve revenue sufficient to offset our expenses. In addition, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

Our success will depend in large part on our ability to extend our market position, to provide customers with high quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our customer service, billing and systems processes and enhance our internal quality assurance program. We entered into a lease agreement for a new laboratory and headquarters in San Francisco, California and we are in the process of building out our new laboratory. We will also need to hire and retain sufficient numbers of skilled personnel, including geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. We expect that much of this growth will be in advance of demand for our tests. Our current and future expense levels are to a large extent fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our tests is difficult to forecast, when revenue does not meet our expectations we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our tests will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.

If third-party payers, including managed care organizations, private health insurers and government health plans do not provide coverage and adequate reimbursement for our tests, our commercial success could be negatively affected.

Our ability to increase the number of billable tests and our revenue will depend on our success achieving broad reimbursement for our tests from third-party payers. Physicians may not order our tests unless third-party payers, such as managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, cover and provide adequate reimbursement for a substantial portion of the price of our tests. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary, and cost-effective.

Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our test from a small number of commercial third-party payers, and in April 2016, the Centers for Medicare and Medicaid Services began providing payments for our multi-gene tests for hereditary breast cancer-related disorders. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from commercial payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

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

With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•                  dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, Inc., Athena Diagnostics, Counsyl, GeneDx, a subsidiary of OPKO Health, Inc., Myriad Genetics, Inc., or Myriad;

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

Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We plan to move into a new laboratory and headquarters facility in the third quarter of 2016, which could also affect our business operations and our ability to perform our tests. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. In addition, we plan to hire additional geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed. Future growth in our business could also make it difficult for us to maintain our corporate culture.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new tests and expand our operations.

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. The proceeds from our initial public offering will not be sufficient to fully fund our business and growth strategy. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our equipment financing Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.

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

In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory, and in flux. In addition, in October 2015, the European Court of Justice invalidated a safe harbor agreement between the United States and European Union member states which addressed how many U.S. companies handle personal information of their European customers. In October 2015, the Court of Justice of the European Union declared the Safe Harbor invalid. In February 2016, the European Commission announced an agreement with the U. S. Department of Commerce to replace the invalidated Safe Harbor agreement on transatlantic data flows with a new E.U.-U.S. “Privacy Shield.” Nevertheless, legal uncertainty remains concerning E.U.-to-U.S. data transfers. The Privacy Shield will not be effective until it is approved by the E.U.’s 28 member states. Laws governing data privacy and security are constantly evolving. In addition, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.

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

We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Agilent Technologies, Inc., Illumina, Inc., Integrated DNA Technologies Incorporated, Qiagen N.V., Roche Holdings Ltd., and Thermo Fisher Scientific Inc. for

certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We do not have any short- or long-term agreements with our suppliers, and our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations as well as our ability to conduct our tests, and it could take a substantial amount of time to integrate replacement equipment into our laboratory operations.

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

We perform all of our tests at our laboratory in San Francisco, California. We plan to move into a new laboratory and headquarters facility in the third quarter of 2016, also located in San Francisco. We may experience delays or difficulties in transitioning to our new laboratory facility which could adversely affect our ability to perform our tests. Our laboratory and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratory may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if our laboratory is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

To finance any acquisitions or investments, we may choose to raise additional funds. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. In addition, our Loan Agreement limits our ability to merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock and make investments, in each case subject to certain exceptions.

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

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in San Francisco, including the training and skills required of personnel and quality control. We also maintain out-of-state laboratory licenses to conduct testing on specimens from Florida, Maryland, New York, Pennsylvania and Rhode Island. In addition to having a laboratory license in New York, our clinical reference laboratories are required to be approved on a test-specific basis by the New York State Department of Health, or NYDOH, before the specific tests are performed on specimens from New York. Because our genomic sequencing panels are not approved by New York, we are currently prohibited from performing these tests on samples from New York. We are licensed by the state of New York to perform tests for BRCA abnormalities and our application for approval for our broader sequencing panel tests has been submitted and is under review. Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.

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

The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. CAP asserts that its program is “designed to go well beyond regulatory compliance” and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. In November 2014, we obtained CAP accreditation for our San Francisco laboratory. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

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

Risks related to our intellectual property

Litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation may require us to spend significant time and money, and could in the future prevent us from selling our tests or impact our stock price.

Our commercial success will depend in part on our avoiding infringement of patents and proprietary rights of third parties, including for example the intellectual property rights of competitors. As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests, and enter new markets, competitors might claim that our tests infringe or misappropriate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. Our activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We may be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to perform our tests. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay our development or sales of any tests or other activities that are the subject of such suit. Defense of these claims, regardless of merit, could cause us to incur substantial expenses and be a substantial diversion of our employee resources. Any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our business and stock price. In the event of a successful claim of infringement against us by a third party, we may have to (1) pay substantial damages, possibly including treble damages and attorneys’ fees if we are found to have willfully infringed patents; (2) obtain one or more licenses, which may not be available on commercially reasonable terms (if at all); (3) pay royalties; and/or (4) redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure, all of which could have a material adverse impact on our cash position and business and financial condition.

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

Although we view current U.S. Supreme Court precedent to be aligned with our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts (such as patient genetic data) and an understanding of that fact’s implications (such as a patient’s risk of disease associated with certain genetic variations) should not be patentable, it is possible that subsequent determinations by the U.S. Supreme Court or other federal courts could limit, alter or potentially overrule current law. Moreover, from time to time the U.S. Supreme Court, other federal courts, the United States Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could run contrary to, or otherwise be inconsistent with, our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts and an understanding of that fact’s implications should not be patentable, which could result in third parties newly claiming that our business practices infringe patents drawn from categories of patents which we currently view to be invalid as directed to unpatentable subject matter.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. In this regard, we have applied, and we intend to continue applying, for patents covering such aspects of our technologies as we deem appropriate. However, we expect that potential patent coverage we may obtain will not be sufficient to prevent substantial competition. In this regard, we believe it is probable that others will independently develop similar or alternative technologies or design around those technologies for which we may obtain patent protection. In addition, any patent applications we file may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship or ownership may also arise. Any finding that our patents or applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. If we initiate lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive, and, if we lose, we may lose some of our intellectual property rights. Furthermore, these lawsuits may divert the attention of our management and technical personnel.

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

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that Invitae wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, we filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, we responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. The parties negotiated the exchange of information regarding the issue of personal jurisdiction, and extended the plaintiffs’ deadline to respond to the motion during that negotiation. The current due date for the plaintiffs’ response is May 16, 2016. We believe the action is without merit and intend to defend ourselves vigorously.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow and we may require additional personnel and resources to do so.

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

At March 31, 2016, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 64% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At March 31, 2016, our total gross deferred tax assets were $60.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre- change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We have never paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. In addition our loan agreement prohibits us from paying dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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

ITEM 6.  Exhibits.

Exhibit Number	Description
10.1#	Separation and Release of Claims Agreement between Invitae Corporation and Lisa Alderson dated March 8, 2016.
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#                                         Indicates management contract or compensating plan or arrangement.

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

Date: May 9, 2016