Form 10-Q
period 2016-06-30
Invitae Corp
filed 2016-08-08
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2016 was 32,265,451.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,587	$73,238
Marketable securities	53,699	53,780
Prepaid expenses and other current assets	11,465	4,292
Total current assets	96,751	131,310
Property and equipment, net	18,708	18,709
Restricted cash	4,872	4,831
Other assets	862	1,826
Total assets	$121,193	$156,676
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,899	$3,500
Accrued liabilities	4,187	4,253
Capital lease obligation, current portion	1,456	1,588
Debt, current portion	2,725	1,536
Total current liabilities	12,267	10,877
Capital lease obligation, net of current portion	913	1,576
Debt, net of current portion	8,400	5,504
Other long-term liabilities	6,920	343
Total liabilities	28,500	18,300
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 20,000,000 shares; Issued and outstanding: no shares as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value: Authorized: 400,000,000 shares; Issued and outstanding: 32,264,451 and 31,935,121 shares as of June 30, 2016 and December 31, 2015, respectively	4	4
Accumulated other comprehensive income (loss)	32	(15)
Additional paid-in capital	318,056	313,349
Accumulated deficit	(225,399)	(174,962)
Total stockholders’ equity	92,693	138,376
Total liabilities and stockholders’ equity	$121,193	$156,676

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$5,581	$1,801	$9,536	$3,030
Costs and operating expenses:
Cost of revenue	6,476	3,866	12,463	7,065
Research and development	10,713	11,837	21,373	20,292
Selling and marketing	6,843	6,189	13,886	10,929
General and administrative	5,637	4,034	11,206	7,474
Total costs and operating expenses	29,669	25,926	58,928	45,760
Loss from operations	(24,088)	(24,125)	(49,392)	(42,730)
Other income (expense), net	(659)	(98)	(861)	(102)
Interest expense	(100)	(35)	(184)	(63)
Net loss	$(24,847)	$(24,258)	$(50,437)	$(42,895)
Net loss per share, basic and diluted	$(0.77)	$(0.76)	$(1.57)	$(1.75)
Shares used in computing net loss per share, basic and diluted	32,154,982	31,809,683	32,060,260	24,477,309

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(24,847)	$(24,258)	$(50,437)	$(42,895)
Other comprehensive income:
Unrealized income on available-for-sale marketable securities, net of tax	4	30	47	4
Comprehensive loss	$(24,843)	$(24,228)	$(50,390)	$(42,891)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(50,437)	$(42,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,251	2,295
Stock-based compensation	3,342	1,075
Amortization of premium on marketable securities	191	329
Loss on disposal of assets	933	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,581)	(533)
Other assets	964	154
Accounts payable	(163)	1,362
Accrued expenses and other liabilities	2,104	(261)
Net cash used in operating activities	(42,396)	(38,459)

Cash flows from investing activities:
Purchases of marketable securities	(69,898)	(165,214)
Proceeds from sales of marketable securities	—	15,891
Proceeds from maturities of marketable securities	69,835	25,590
Purchases of property and equipment	(3,802)	(3,372)
Change in restricted cash	(41)	(53)
Net cash used in investing activities	(3,906)	(127,158)

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	107,116
Proceeds from exercise of stock options	1,361	63
Proceeds from loan agreement	5,000	—
Loan payments	(915)	—
Capital lease principal payments	(795)	(1,046)
Loan agreement financing costs	—	(25)
Net cash provided by financing activities	4,651	106,108

Net decrease in cash and cash equivalents	(41,651)	(59,509)
Cash and cash equivalents at beginning of period	73,238	107,027

Cash and cash equivalents at end of period	$31,587	$47,518

Supplemental cash flow information:
Interest paid	$184	$64

Supplemental cash flow information of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$202,305
Purchases of property and equipment in accounts payable and accrued liabilities	$984	$460

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Organization and description of business

Invitae Corporation (the “Company”) was incorporated in the state of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. The Company’s laboratory is located in San Francisco, California. The Company currently has more than 1,000 genes in production and provides a variety of diagnostic tests that can be used in multiple indications. The Company’s tests include multiple genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. The Company operates in one segment.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 12, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 420,000,000 shares, of which 400,000,000 shares are common stock and 20,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There were no shares of preferred stock outstanding at June 30, 2016 or December 31, 2015.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

At June 30, 2016, virtually all of the Company’s revenue has been derived from sales of its diagnostic tests. Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented on the statements of operations. For each significant customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Customers	2016		2015	2016		2015
Customer A	*	%	13%	*	%	*	%

*                                         Less than 10% of total revenue

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and U.S. government agency securities.

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

Restricted cash

Restricted cash consists of money market funds that serve as: collateral for a security deposit for the Company’s lease agreement for a production facility entered into in September 2015; collateral for a credit card agreement at one of the Company’s financial institutions; and for securing a letter of credit as collateral for a facility sublease agreement.

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

During the six months ended June 30, 2016 and 2015, the Company capitalized $0 and $750,000, respectively, of internal-use software development costs. Internal-use software amortization was $660,000 and $240,000 in the six months ended June 30, 2016 and 2015, respectively. The carrying value of capitalized internal-use software was $800,000 and $1.4 million at June 30, 2016 and December 31, 2015, respectively. The weighted average remaining useful life of capitalized internal-use software at June 30, 2016 was 7 months.

Leases

The Company rents its facilities under operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the applicable lease agreement. Some of the lease agreements contain rent holidays, scheduled rent increases, lease incentives, and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded over the lease term. Lease incentives are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The Company recognizes rent expense beginning on the date it obtains the legal right to use and control the leased space.

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

Stock-based compensation

The Company measures its stock-based payment awards made to employees and directors based on the estimated fair values of the awards and recognizes the compensation expense over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and employee stock purchase plan (“ESPP”) purchases. The fair value of restricted stock unit (“RSU”) awards with time-based vesting terms is based on the grant date share price. The Company grants performance-based restricted stock unit (“PRSU”) awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company. The probability of vesting is assessed at each reporting period and compensation cost is adjusted based on this probability assessment. The Company recognizes such compensation expense on an accelerated vesting method.

Stock-based compensation expense for awards without a performance condition is recognized using the straight-line method. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for compensation expense related to stock options granted to non-employees based on the fair values estimated using the Black-Scholes model. Stock options granted to non-employees are re-measured at each reporting date until the award is vested.

Net loss per common share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities, consisting of options to purchase common stock, RSUs and PRSUs, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share because their effect would be antidilutive for all periods presented. At June 30, 2016, the balance of shares subject to repurchase was zero, and therefore no shares subject to repurchase were excluded from the basic loss per share calculation for the three and six months ended June 30, 2016. Common shares subject to repurchase in the amount of 12,306 were excluded from weighted-average shares for the three and six months ended June 30, 2015.

Recent accounting pronouncements

In June 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU-2016-13 is effective for annual and interim periods beginning on or after December 15, 2019 and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In March 2016 the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies accounting for share-based payment award transactions. ASU-2016-09 is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an implementation date nor has it determined the effect of the standard on its consolidated financial statements, related disclosures and ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements, related disclosures and ongoing financial reporting. The Company has not yet selected an implementation date for ASU 2016-02.

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

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205- 40), Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 will be effective in the fourth quarter of 2016. Early application is permitted. The adoption of this standard is not expected to have an effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

3. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands).

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$14,903	$—	$—	$14,903
U.S. treasury notes	14,018	16	—	14,034
U.S. government agency securities	39,649	16	—	39,665
	$68,570	$32	$—	$68,602
Reported as:
Cash equivalents				$10,031
Restricted cash				4,872
Marketable securities				53,699
Total cash equivalents, restricted cash and marketable securities				$68,602

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$39,998	$—	$—	$39,998
U.S. treasury notes	4,006	—	—	4,006
U.S. government agency securities	65,586	1	(16)	65,571
	$109,590	$1	$(16)	$109,575
Reported as:
Cash equivalents				$50,964
Restricted cash				4,831
Marketable securities				53,780
Total cash equivalents, restricted cash and marketable securities				$109,575

The total amount of unrealized losses at June 30, 2016 was immaterial. None of the available-for-sale securities held as of June 30, 2016 has been in a continuous unrealized loss position for more than one year. At June 30, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

At June 30, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. For the three and six months ended June 30, 2016, there were no realized gains or losses on available-for-sale securities.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Leasehold improvements	$1,259	$2,548
Laboratory equipment	10,764	10,461
Equipment under capital lease	7,960	8,224
Computer equipment	2,488	2,397
Software	2,435	2,368
Furniture and fixtures	210	210
Automobiles	20	20
Construction-in-progress	4,711	1,202
Total property and equipment, gross	29,847	27,430
Accumulated depreciation and amortization	(11,139)	(8,721)
Total property and equipment, net	$18,708	$18,709

Depreciation and amortization expense was $3.3 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation and related expenses	$2,264	$2,307
Accrued laboratory materials purchases	333	426
Accrued professional services	274	272
Lease incentive obligation, current	468	—
Other	848	1,248
Total accrued liabilities	$4,187	$4,253

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Lease incentive obligation, non-current	$4,477	$107
Deferred rent, non-current	2,269	98
Other non-current liabilities	174	138
Total other long-term liabilities	$6,920	$343

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$14,903	$—	$—	$14,903
U.S. treasury notes	14,034	—	—	14,034
U.S. government agency securities	—	39,665	—	39,665
Total financial assets	$28,937	$39,665	$—	$68,602

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$39,998	$—	$—	$39,998
U.S. treasury notes	4,006	—	—	4,006
U.S. government agency securities	—	65,571	—	65,571
Total financial assets	$44,004	$65,571	$—	$109,575

The Company’s debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

There were no transfers between Level 1 and Level 2 during the periods presented.

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at June 30, 2016 and December 31, 2015, are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$11,125	$10,951	$7,040	$6,952

5. Commitments and contingencies

Operating Leases

In September 2015, the Company entered into a lease agreement for a production facility in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company has determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company will receive a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company makes to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. At June 30, 2016, approximately $2.9 million of the incentive had been utilized by the Company. At June 30, 2016, aggregate future minimum lease payments for the new facility are approximately $71.9 million.

In addition to the security deposit of approximately $4.6 million for the new production facility, the Company has provided, as collateral for other leases, security deposits of $1.5 million at June 30, 2016 and at December 31, 2015, which are included in other assets in the Company’s consolidated balance sheets.

Future minimum payments under non-cancelable operating leases as of June 30, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$4,078
2017	7,043
2018	6,898
2019	6,946
2020	6,917
Thereafter	44,216
Total minimum lease payments	$76,098

Rent expense was $3.9 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.

Equipment Financing

In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.5 million. The Company may request additional tranches to finance the purchase of equipment through December 31, 2016, subject to certain restrictions. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. The Company is required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on July 17, 2020 (the “Term Date”). Any then-unpaid principal and interest on advances under the Loan Agreement are payable on the Term Date. The Company may, at its option, prepay the borrowings by paying the lender a prepayment premium.

The Company’s obligations under the Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. At June 30, 2016, the Company was in compliance with all covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest on substantially all of its assets, excluding its intellectual property and certain other assets.

At June 30, 2016, obligations under the Loan Agreement were $11.1 million. Debt issuance costs related to the Loan Agreement of $47,000 were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the Loan Agreement. Future payments under the Loan Agreement as of June 30, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$1,533
2017	3,008
2018	2,919
2019	2,833
2020	1,612
Total remaining debt payments	11,905
Less: amount representing debt discount	(39)
Less: amount representing interest	(741)
Present value of remaining debt payments	11,125
Less: current portion	(2,725)
Total noncurrent debt obligation	$8,400

Interest expense related to the Loan Agreement was $124,000 and $0 for the six months ended June 30, 2016 and 2015, respectively.

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

Future payments under capital leases at June 30, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$837
2017	1,350
2018	269
Total capital lease obligations	2,456
Less: amount representing interest	(87)
Present value of net minimum capital lease payments	2,369
Less: current portion	(1,456)
Total noncurrent capital lease obligations	$913

Interest expense related to capital leases was $60,000 and $64,000 for the six months ended June 30, 2016 and 2015, respectively.

Property and equipment under capital leases was $8.0 million and $8.2 million as of June 30, 2016 and December 31, 2015, respectively. Accumulated depreciation and amortization, collectively, on these assets was $3.4 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at June 30, 2016 or December 31, 2015.

Contingencies

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against the Company in the U.S. District Court for the District of New Jersey. The Complaint alleges that the Company wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, the Company filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, the Company responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. Following the filing of opposition papers by the plaintiffs and reply papers by the Company, the U.S. District Court for the District of New Jersey granted the motion to dismiss by order dated July 26, 2016.

The Company was not a party to any other material legal proceedings at June 30, 2016, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

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

In February 2016, the Company granted PRSUs under the 2015 Plan, which PRSUs may be earned based on the achievement of specified performance conditions measured over a period of approximately 12 months. Holders of PRSUs may receive 0% to 100% of the target number of PRSUs originally granted. Stock-based compensation expense associated with PRSU grants is recorded when the performance conditions are determined to be probable. Fully vested restricted stock units will be awarded upon the Board of Directors’ determination of the level of achievement.

At June 30, 2016, 520,286 PRSUs were outstanding. Based on the its evaluation of the probability of achieving performance conditions at June 30, 2016, the Company has not recorded stock-based compensation expense for the three and six months ended June 30, 2016 related to the PRSUs. The Company will continue to evaluate the probability of achieving the performance conditions for the PRSUs at each reporting period and will record compensation expense related to the PRSUs accordingly.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares available for grant	Stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2015	2,268,938	3,659,713	$7.38	8.89	$7,099
Additional shares reserved	1,277,442	—	$—
Options granted	(1,366,463)	1,366,463	$9.91
Options cancelled	269,939	(269,939)	$9.70
Options exercised	—	(132,104)	$2.34
RSUs granted	(622,267)
PRSUs granted	(520,286)
RSUs cancelled	43,425	—
Balances at June 30, 2016	1,350,728	4,624,133	$8.14	8.59	$5,009
Options exercisable at June 30, 2016		1,056,357	$4.94	6.45	$3,537
Options vested and expected to vest at June 30, 2016		3,889,824	$7.91	8.44	$4,817

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $6.21 and $9.32 in the six months ended June 30, 2016 and 2015, respectively. The weighted-average fair value of RSUs granted in the six months ended June 30, 2016 was $9.88. The weighted average fair value of PRSUs granted in the six months ended June 30, 2016 was $6.33. No RSUs or PRSUs were granted in the six months ended June 30, 2015.

The fair value of options to purchase common stock vested was $1.5 million and $757,000 in the six months ended June 30, 2016 and 2015, respectively.

The intrinsic value of options to purchase common stock exercised was $852,000 and $403,000 in the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes RSU and PRSU activity for the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2015	482,818	$10.71
RSUs granted	622,267	$9.88
PRSUs granted	520,286	$6.33
RSUs vested	(5,825)	$10.94
RSUs cancelled	(43,425)	$10.61
Balance at June 30, 2016	1,576,121	$8.94

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. The initial ESPP purchase period commenced in November 2015 and in May 2016, 186,741 shares of common stock were purchased pursuant to the ESPP. At June 30, 2016, cash received from payroll deductions pursuant to the ESPP was $325,000.

The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At June 30, 2016, a total of 457,889 shares of common stock are reserved for issuance under the ESPP.

Stock-based compensation

The Company uses the grant date fair value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

In determining the fair value of stock options and ESPP purchases, the Company uses the Black-Scholes option-pricing model and, for stock options, the assumptions discussed below. Each of these inputs is subjective and its determination generally requires significant judgment. The fair value of RSU and PRSU awards is based on the grant date share price. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and RSUs and on an accelerated basis for PRSUs.

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

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option- pricing valuation model based on the following assumptions:

	Three months ended,		Six months ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Expected term (in years)	6.03	6.03	6.12	6.03
Expected volatility	71.04%	83.8%	71.05%	83.8%
Risk-free interest rate	1.41%	1.64%	1.33%	1.28 – 1.64%
Dividend yield	—	—	—	—

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model based on the following assumptions:

	As of June 30,
	2016	2015
Expected term (in years)	6.76 – 9.32	7.76 – 9.09
Expected volatility	71.36%	83.80%
Risk-free interest rate	1.18% –1.42%	1.86%-2.03%
Dividend yield	—	—

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2016 and 2015, included in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of revenue	$373	$58	$574	$134
Research and development	729	237	1,267	450
Selling and marketing	335	135	576	259
General and administrative	440	107	925	232
Total stock-based compensation expense	$1,877	$537	$3,342	$1,075

At June 30, 2016, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $15.0 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 3.2 years. Unrecognized compensation expense related to RSUs at June 30, 2016 was $9.5 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.6 years. At June 30,2016, there was no unrecognized compensation expense related to PRSUs and no capitalized stock-based employee compensation.

7. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(24,847)	$(24,258)	$(50,437)	$(42,895)
Shares used in computing net loss per share, basic and diluted	32,154,982	31,809,683	32,060,260	24,477,309
Net loss per share, basic and diluted	$(0.77)	$(0.76)	$(1.57)	$(1.75)

The following common stock equivalents have been excluded from diluted net loss per share for the three and six months ended June 30, 2016 and 2015 because their inclusion would be anti-dilutive:

	Three and six months ended June 30,
	2016	2015
Shares of common stock subject to outstanding options	4,624,133	2,149,177
Shares of common stock subject to outstanding RSUs	1,055,835	—
Shares of common stock subject to outstanding PRSUs	520,286	—
Shares of common stock pursuant to ESPP	51,702	—
Shares of common stock subject to unvested early exercise of outstanding options subject to repurchase	—	12,306
Total shares of common stock equivalents	6,251,956	2,161,483

8. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$4,599	$968	$7,550	$1,939
Canada	567	612	1,351	738
Rest of world	415	221	635	353
Total revenue	$5,581	$1,801	$9,536	$3,030

Long-lived assets, net, by location are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$18,708	$17,180
Chile	—	1,529
Total long-lived assets, net	$18,708	$18,709

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

•                  strategic plans for our business, products and technology, including our ability to expand our assays and develop new assays while maintaining attractive pricing, further enhance our genetic testing process and the related user experience, build interest in and demand for our tests and attract potential partners;

•                  the implementation of our business model;

•                  the rate and degree of market acceptance of our tests and genetic testing generally;

•                  our ability to scale our infrastructure and operations in a cost- effective manner;

•                  the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assays to include additional genes;

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

We launched our first commercial offering in November 2013 with an offering of more than 200 genes. In October 2015, we expanded our test menu to more than 600 genes in production, offering tests for more than 120 disorders in cardiovascular, hereditary cancer, neurology, pediatrics and other rare diseases. In March 2016, we further expanded our test menu with expanded panels for neurology, pediatrics, and rare diseases. We now have more than 1,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. These additions to our test menu have resulted from a series of process improvements that have enabled us to continue to expand our test menu while maintaining our strategy of lowering the cost of genetic testing.

We have continued to experienced rapid growth. For the six months ended June 30, 2016 and 2015 our revenue was $9.5 million and $3.0 million, respectively and we incurred net losses of $50.4 million and $42.9 million, respectively. At June 30, 2016, we had an accumulated deficit of $225.4 million. We increased our number of employees to 298 at June 30, 2016 from 243 on June 30, 2015. Our sales force grew to 38 at June 30, 2016 from 21 at June 30, 2015. We expect headcount will continue to increase in the remainder of 2016, as we add staff to support our anticipated growth.

Since our commercial launch through June 30, 2016, we have delivered approximately 45,000 billable tests. Sales of our tests have grown significantly from approximately 6,700 billable tests in the six months ended June 30, 2015 to approximately 22,000 billable tests in the six months ended June 30, 2016. We estimate that the U.S. market for hereditary cancer tests is greater than $650.0 million per year and thus represents a key growth opportunity for us. In addition, we have expanded our test menu to include the non-cancer test portion of our market, which we expect will drive additional sales volume. On a historical basis through June 30, 2016, approximately 24% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, because we do not have reimbursement policies or contracts with very many private insurers, our claims for reimbursement from them may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

We intend to continue to invest aggressively in our business. In 2015 we entered into a lease agreement for a new production facility in San Francisco, California. This lease expires in July 2026 and at June 30, 2016, aggregate future minimum lease payments for the new facility are approximately $71.9 million. We expect to incur capital expenditures for the new facility of at least $9.2 million and we will receive a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements we make to the new facility.

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

Success obtaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payers. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage from third-party payers, including the Centers for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering clinicians. We have received approval as a Medicare provider, which allows us to bill for our services to Medicare patients. In April 2016, we announced that CMS have begun providing payments for our multi-gene tests for hereditary breast cancer-related disorders. The interim payment per test, under CPT code 81432, is $622.53. CMS has stated it will set final pricing for this new code later in 2016, and we have proposed a higher price in response. In October, 2015, we entered into a National Master Business Agreement (the “Agreement”) with Blue Cross and Blue Shield Association (“BCBSA”). The Agreement facilitates our ability to enter into supply agreements for our products and services with BCBSA affiliates, licensees and certain other entities. The Agreement does not provide for the sale of our products or services directly, nor is there any commitment by BCBSA to purchase products or services from us. As of June 30, 2016, we had secured payer contracts with several regional BCBSA plans, as well as with other third-party payers, providing coverage for patients in a total of ten states, as well as those covered by the Federal Employee Plan. In July 2016, we entered into an agreement to become part of Aetna’s laboratory network, effective in August 2016.  If we are not able to obtain and maintain adequate reimbursement from third-party payers for our testing services and expand the base of clinicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.

Ability to lower the costs associated with performing our tests

Reducing the costs associated with performing our genetic tests is both a near-term focus and a strategic objective of ours. Over the long term we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases. We also intend to design and implement hardware and software tools that will reduce personnel cost for both laboratory and clinical operations by increasing personnel efficiency and thus lowering labor costs per test.

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

Investment in our business and timing of expenses

We plan to continue to invest significantly in our genetic testing, genome management and genome network business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to significantly scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, to scale our customer service capabilities and to expand the functionality of our website. As part of our growth, we also plan to hire additional personnel, including software engineers, sales and marketing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur costs to build out our new production facility. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter, as we focus on building out different aspects of our business.

How we recognize revenue

Our historical revenue has been recognized when cash is received. While we recognized $1.3 million of revenue on an accrual basis in the six months ended June 30, 2016, and while we anticipate the number of payers for whom we recognize revenue upon delivery of test results will increase in the future, we do not expect to recognize significant amounts of revenue on an accrual basis for some time. Until we achieve and maintain a predictable pattern of collection at a consistent payment amount from a large number of payers, we will continue to recognize the substantial majority of our revenue when cash is received. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter.

For the six months ended June 30, 2016 and 2015, amounts billed for tests delivered totaled $23.4 million and $9.1 million, respectively. In the six months ended June 30, 2016, we recognized revenue of $7.0 million related to amounts billed for tests delivered during 2016, $2.4 million related to amounts billed for tests delivered during 2015 and $0.1 million related to amounts billed for tests delivered in 2014. Of the total revenue recognized for the six months ended June 30, 2016 of $9.5 million, $8.2 million was recognized upon cash receipt, and the remainder was recognized on an accrual basis. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials. In addition, private payers often ask us to refrain from submitting claims for a period of up to 60 days after contract execution, which can cause the timing of payments to vary significantly during the months after contract signing, which may in turn cause our revenues to vary significantly from quarter to quarter.

We incur and recognize expenses for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we receive in respect of previously delivered but unpaid tests will favorably affect our results of operations in future periods.

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

Other income (expense), net

Other income (expense), net, primarily consists of interest income and the net exchange gain/loss on foreign currency transactions related to the operations of our subsidiary in Chile. For the three and six months ended June 30, 2016, other income (expense), net also included losses on disposal of assets related to the closure of our Chilean facility.

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

At June 30, 2016, our total gross deferred tax assets were $60.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Stock-based compensation

Stock-based compensation expense is measured at the date of grant and is based on the estimated fair value of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock unit, or RSU, awards and on an accelerated basis for performance based restricted stock unit, or PRSU, awards. We recognize stock-based compensation expense associated with PRSU grants when we determine the achievement of performance conditions is probable. In determining the fair value of stock options and Employee Stock Purchase Plan, ESPP, purchases, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We estimate the grant date fair value of RSU and PRSU awards based on the grant date share price.

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

For the six months ended June 30, 2016 and 2015, we recorded stock-based compensation expense of $3.3 million and $1.1 million, respectively. At June 30, 2016, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $15.0 million, which we expect to recognize over a weighted-average period of 3.2 years. Unrecognized compensation expense related to RSUs at June 30, 2016 was $9.5 million which we expect to recognize on a straight-line basis over a weighted-average period of 2.6 years.

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

Results of operations

Comparison of the three months ended June 30, 2016 and 2015 (in thousands except for percentage changes)

	Three Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Revenue	$5,581	$1,801	$3,780	210%
Operating expenses:
Cost of revenue	6,476	3,866	2,610	68%
Research and development	10,713	11,837	(1,124)	(9)%
Selling and marketing	6,843	6,189	654	11%
General and administrative	5,637	4,034	1,603	40%
Total operating expenses	29,669	25,926	3,743	14%
Loss from operations	(24,088)	(24,125)	37	0%
Other income (expense), net	(659)	(98)	(561)	572%
Interest expense	(100)	(35)	(65)	186%
Net loss	$(24,847)	$(24,258)	$(589)	2%

Comparison of the six months ended June 30, 2016 and 2015 (in thousands except for percentage changes)

	Six Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Revenue	$9,536	$3,030	$6,506	215%
Operating expenses:
Cost of revenue	12,463	7,065	5,398	76%
Research and development	21,373	20,292	1,081	5%
Selling and marketing	13,886	10,929	2,957	27%
General and administrative	11,206	7,474	3,732	50%
Total operating expenses	58,928	45,760	13,168	29%
Loss from operations	(49,392)	(42,730)	(6,662)	16%
Other income (expense), net	(861)	(102)	(759)	744%
Interest expense	(184)	(63)	(121)	192%
Net loss	$(50,437)	$(42,895)	$(7,542)	18%

Revenue

The increase in revenue of $3.8 million for the three months ended June 30, 2016 compared to the same period in 2015 was due to increased test volume, which resulted in increased cash collections, as well as the commencement of payments from CMS for tests provided to Medicare patients. Approximately $0.6 million of revenue in the three months ended June 30, 2016 was from cash collections for tests delivered in 2015. We recorded $0.8 million of revenue in the three months ended June 30, 2016 on an accrual basis.

The increase in revenue of $6.5 million for the six months ended June 30, 2016 compared to the same period in 2015 was due to increased test volume, which resulted in increased cash collections, as well as the commencement of payments from CMS for tests provided to Medicare patients. Approximately $2.4 million of revenue in the six months ended June 30, 2016 was from cash collections for tests delivered in 2015. We recorded $1.3 million of revenue in the six months ended June 30, 2016 on an accrual basis.

Cost of revenue

The increase in the cost of revenue of $2.6 million for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to costs associated with increased test volume. For the three months ended June 30, 2016, the number of billed test results delivered increased to approximately 12,100 from approximately 4,400 for the same period in 2015. Reflecting the increased test volumes, reagent and laboratory materials costs increased by $0.9 million, costs of other materials associated with fulfilling orders increased by $0.7 million, and allocated technology and facilities-related expenses increased by $0.6 million. Personnel costs increased by $0.5 million reflecting increased headcount and increased time spent processing revenue-generating tests.

The increase in the cost of revenue of $5.4 million for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to costs associated with increased test volume. For the six months ended June 30, 2016, the number of billed test results delivered increased to approximately 21,800 from approximately 6,700 for the same period in 2015. Reflecting the increased test volumes, reagent and laboratory materials costs increased by $1.6 million and costs of other materials associated with fulfilling orders increased by $1.4 million. Personnel costs increased by $1.1 million reflecting increased headcount and increased time spent processing revenue-generating tests. Allocated technology and facilities-related expenses increased by $0.8 million. Costs associated with equipment and equipment maintenance increased by $0.5 million.

Research and development

Research and development expenses decreased by $1.1 million for the three months ended June 30, 2016 compared to the same period in 2015. Reagent and laboratory materials costs decreased by $1.6 million in the three months ended June 30, 2016 as validation sequencing activity in 2015 was principally related to the expansion of our test menu introduced in October 2015. Costs allocated to research and development decreased by $0.6 million, reflecting an increased allocation of resources to cost of revenue, to address increased test volumes. In addition, consulting costs decreased by $0.3 million due to the completion of a sample collection project in 2015. These decreases in research and development expenses were partially offset by an increase in personnel costs of $1.8 million reflecting headcount increases relating to the continued development of our assay platforms.

The increase in research and development expenses of $1.1 million for the six months ended June 30, 2016 compared to the same period in 2015 was primarily driven by costs related to the continued development of our assay platforms. Personnel costs increased by $4.1 million reflecting additional headcount. This cost increase was partially offset by a decrease in costs of reagents and laboratory materials of $2.1 million. Reagent and laboratory materials costs were lower in the six months ended June 30, 2016 as validation sequencing activity in the first six months of 2015 was principally related to the expansion of our test menu introduced in October 2015. In addition, costs allocated to research and development decreased by $0.8 million, reflecting an increased allocation of resources to cost of revenue, to address increased test volumes.

Selling and marketing

The increase in selling and marketing expenses of $0.7 million for the three months ended June 30, 2016 compared to the same period in 2015 was due primarily to increased personnel costs of $1.4 million, consisting primarily of a $0.9 million increase in compensation and benefits relating to an increase in headcount, and increased sales commissions of $0.4 million. In addition, costs associated with software and software development increased by $0.3 million as compared with the same period in 2015 and allocations of technology and facilities-related expenses increased by $0.1 million. These cost increases were partially offset by reductions of $0.9 million in market collaboration costs due to the termination of certain collaboration projects and reductions in other consulting costs of $0.3 million.

The increase in selling and marketing expenses of $3.0 million for the six months ended June 30, 2016 compared to the same period in 2015 was due primarily to increased personnel costs of $3.3 million, primarily reflecting a $1.9 million increase in compensation and benefits relating to an increase in headcount, increased sales commissions of $1.0 million and stock-based compensation and severance costs of $0.4 million primarily associated with the program to streamline our organization. In addition, costs associated with software and software licenses increased by $0.7 million and allocations of technology and facilities-related expenses increased by $0.2 million as compared with the six months ended June 30, 2015. These cost increases were partially offset by a reduction of $1.1 million in market collaboration costs due to the termination of certain collaboration projects and reductions in other consulting costs of $0.4 million.

General and administrative

The increase in general and administrative expenses of $1.6 million for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to increased rent expense of $1.6 million reflecting rent expense for our new production facility in San Francisco. We will continue to record all rent expense for our new facility to general and administrative expense until the facility is operational and occupied, which we expect to occur in the fourth quarter of 2016, at which time rent expense will be allocated to other departments based on usage by those departments. Personnel costs increased by $0.8 million principally reflecting increased headcount and stock-based compensation costs, and a $0.3 million increase in consulting fees. In addition, billings and collection costs increased by $0.2 million, reflecting increased billing-related cash collections. These cost increases were partially offset by reduced recruiting costs of $0.3 million and reduced travel costs of $0.2 million While overall headcount continued to increase, we slowed the pace of headcount growth in order to control costs. In addition, office and computer equipment expense decreased by $0.3 million and allocations of technology and facilities-related expenses decreased by $0.1 million. The decrease in office and computer equipment costs is due to costs incurred in 2015 relating to expansion of facilities. The decrease in allocations of technology and facilities-related expenses was due to increased allocations of resources to other business areas.

The increase in general and administrative expenses of $3.7 million for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to increased facilities costs of $2.6 million reflecting new facilities leases executed late in the first quarter of 2015 and in subsequent periods. In February 2016, we began recognizing rent expense for our new production facility in San Francisco. Rent expense relating to our new facility was $1.5 million for the six months ended June 30, 2016 and we recorded this cost as general and administrative expense. Personnel costs increased by $1.8 million principally reflecting increased headcount but also including severance costs of $0.2 million associated with the program to streamline our organization. Billings and collection costs increased by $0.4 million, reflecting increased billing-related cash collections. These cost increases were partially offset by reduced recruiting and related travel costs of $0.3 million. In addition, office and computer equipment expense decreased by $0.2 million reflecting costs incurred in 2015 but not in 2016 relating to expansion of facilities. In addition, allocations of technology and facilities-related expenses decreased by $0.3 million due to higher facilities usage relating to other functional groups.

Other income (expense), net

The net decrease in other income (expense) of $0.6 million for the three months ended June 30, 2016 compared to the same period in 2015 was principally due to losses realized on the impairment and disposal of facility assets of $0.7 million in 2016 partially offset by a decrease in business property tax expense recognized of $0.1 million.

The net decrease in other income (expense) of $0.8 million for the six months ended June 30, 2016 compared to the same period in 2015 was principally due to losses realized on the impairment and disposal of facility assets in 2016 of $0.9 million, partially offset by a decrease in business property tax expense recognized of $0.1 million and an increase in interest income earned of $0.1 million.

Interest expense

The increase in interest expense of $65,000 and $121,0000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, was principally due to interest expense relating to term loans under the Loan Agreement. We began borrowing activity pursuant to the Loan Agreement in July 2015.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the six months ended June 30, 2016 and 2015, we had net losses of $50.4 million and $42.9 million, respectively, and we expect to incur additional losses in the foreseeable future. At June 30, 2016, we had an accumulated deficit of $225.4 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock and net proceeds of approximately $105.7 million from our initial public offering.

We have entered into various capital lease agreements for an aggregate financing amount of $8.2 million from inception through June 30, 2016 to obtain laboratory equipment. The terms of our capital leases are typically three years. Interest rates for currently outstanding capital leases range from 3.8% to 4.3% and the leases are secured by the underlying equipment.

In addition, in July 2015, we entered into a Loan and Security Agreement, or Loan Agreement, with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.5 million. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. We are required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on July 17, 2020, or the Term Date. Any then-unpaid principal and interest on advances under the Loan Agreement are payable on the Term Date. Our obligations under the Loan Agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property and certain other assets. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements. At June 30, 2016, we had borrowed a total of $12.5 million under the Loan Agreement and our outstanding balance payable to the lender at June 30, 2016 was $11.1 million.

We anticipate our capital expenditures for the full year 2016 will be approximately $9.6 million and will be funded principally by advances under the Loan Agreement and reimbursement for a portion of the costs of leasehold improvements we plan to make to our new production facility. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

At June 30, 2016 and December 31, 2015, we had $90.2 million and $127.0 million, respectively, of cash, cash equivalents, and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents as of June 30, 2016 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may in the future elect to finance operations by selling equity or debt securities. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six months Ended June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(42,396)	$(38,459)
Cash used in investing activities	(3,906)	(127,128)
Cash provided by financing activities	4,651	106,108

Cash flows from operating activities

For the six months ended June 30, 2016, cash used in operating activities of $42.4 million principally resulted from our net loss of $50.4 million offset by non-cash charges of $3.3 million for stock-based compensation, $3.3 million for depreciation and amortization and $0.9 million for losses on disposals of assets. The net effect on cash of changes in net operating assets was $0.6 million and was due principally to the net effect of increases in accrued expenses and decreases in prepaid expenses and other current assets.

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

Cash flows from investing activities

For the six months ended June 30, 2016, cash used in investing activities of $3.9 million was primarily due to purchases of  property and equipment of $3.8 million.

For the six months ended June 30, 2015, cash used in investing activities of $127.2 million was primarily due to purchases of marketable securities exceeding proceeds from sales and maturities of marketable securities by $123.7 million and purchases of property and equipment of $3.4 million.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2016 of $4.7 million consisted of borrowings of $5.0 million under the Loan Agreement and cash received from exercises of stock options of $1.4 million, partially offset by loan payments of $0.9 million and capital lease obligations payments of $0.7 million.

Cash provided by financing activities for the six months ended June 30, 2015 of $106.1 million consisted primarily of $107.1 million of net proceeds from our initial public offering completed in February 2015, partially offset by payments of $1.0 million on our capital lease obligations.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of June 30, 2016 (in thousands):

Contractual obligations:	Remainder of 2016	2017 and 2018	2019 and 2020	2021 and beyond	Total
Operating leases	$4,078	$13,941	$13,863	$44,216	$76,098
Capital leases	837	1,619	—	—	2,456
Capital expenditure financing	1,533	5,927	4,445	—	11,905
Total	$6,448	$21,487	$18,308	$44,216	$90,459

In March 2015, we leased additional space in San Francisco and Oakland, California. The leases expire in April and June 2017, respectively. In April 2015, we leased additional space in Cambridge, Massachusetts; this lease expires in January 2018. In September 2015, we entered into a lease agreement for a new production facility in San Francisco, California. This lease expires in July 2026. Aggregate future minimum lease payments for these facilities are included in the table above. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had equipment financing loan obligations of $11.1 million at June 30, 2016, which resulted from loans for purchases of laboratory equipment pursuant to the Loan Agreement. These loans carry variable rates of interest. We had capital lease obligations of $2.5 million as of June 30, 2016, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. We had cash, cash equivalents, and marketable securities of $85.3 million at June 30, 2016, which consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At June 30, 2016, a hypothetical 10% (100 basis points) increase in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $1.6 million. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

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

PART II — Other Information

ITEM 1.  Legal Proceedings.

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that we wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, we filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, we responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. Following the filing of opposition papers by the plaintiffs and reply papers by the Company, the U.S. District Court for the District of New Jersey granted the motion to dismiss by order dated July 26, 2016.

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

We have incurred substantial losses since our inception. For the six months ended June 30, 2016 and 2015, we had net losses of $50.4 million and $42.9 million, respectively. At June 30, 2016, we had an accumulated deficit of $225.4 million. To date, we have generated limited revenue, and we may never achieve revenue sufficient to offset our expenses. In addition, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

Our success will depend in large part on our ability to extend our market position, to provide customers with high quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our customer service, billing and systems processes and enhance our internal quality assurance program. We entered into a lease agreement for a new production facility in San Francisco, California and we are in the process of building out our new laboratory. We will also need to hire and retain sufficient numbers of skilled personnel, including geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. We expect that much of this growth will be in advance of demand for our tests. Our current and future expense levels are to a large extent fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our tests is difficult to forecast, when revenue does not meet our expectations we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our tests will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.

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

With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•                  dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, Inc., Athena Diagnostics, Counsyl, Inc., GeneDx, a subsidiary of OPKO Health, Inc., Myriad Genetics, Inc., or Myriad;

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

Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We plan to move into a new production facility in the fourth quarter of 2016, which could also affect our business operations and our ability to perform our tests. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. In addition, we plan to hire additional geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed. Future growth in our business could also make it difficult for us to maintain our corporate culture.

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

We perform all of our tests at our laboratory in San Francisco, California. We plan to move into a new production facility in the fourth quarter of 2016, also located in San Francisco. We may experience delays or difficulties in transitioning to our new laboratory facility which could adversely affect our ability to perform our tests. Our laboratory and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratory may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if our laboratory is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Many of the Current Procedure Terminology, or CPT, procedure codes that we use to bill our tests were revised by the American Medical Association, effective January 1, 2013. Moreover, effective January 1, 2015, the AMA released several new codes to report genomic sequencing procedures. In a final determination under the Medicare Clinical Laboratory Fee Schedule, or CLFS, published in November 2014, CMS set the 2015 payment rate for these codes by the gap-fill process. Under the gap-fill process, local Medicare Administrative Contractors, or MACs, establish rates for those codes that each MAC believes meet the criteria for Medicare coverage and considering laboratory charges and discounts to charges, resources, amounts paid by other payers for the tests, and amounts paid by the MAC for similar tests. In 2015, gap-filled payment rates were established for some, but not all, of the above-described codes. For those codes for which local gap-filled rate(s) were established in 2015, a national limitation amount for Medicare has been established for 2016. Codes for which local gap-filled rates were not established in 2015 will be priced by the local MACs in 2016 insofar as an individual MAC determines that such codes should be covered. Where available, the national limitation amount serves as a cap on the Medicare and Medicaid payment rates for a test procedure. We do not yet know how our tests may fit under these new codes, but if we are required to report our tests under these codes, we cannot assure you that Medicare or its contractors have or will set adequate reimbursement rates for these new codes.

The AMA also released several CPT codes effective January 1, 2016 that may be appropriate to report certain of our tests. In a November 2015 final determination, CMS set the calendar year 2016 CLFS payment rate for these new codes by the gap-fill process, and in June 2016, CMS issued a preliminary gapfill determination that proposes calendar year 2017 CLFS national limitation amounts. The proposed calendar year 2017 national limitation amounts are significantly less than the rates at which we have historically offered our tests. CMS is expected to release the calendar year 2017 final gapfill determinations in November 2016, and it is currently unclear whether CMS will finalize the proposed calendar year 2017 rates for these codes.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under the final rule that implements PAMA, which was promulgated by CMS in June 2016, clinical laboratories must report to Medicare private payer rates beginning in 2017 and every three years thereafter for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests and every year for advanced diagnostic laboratory tests.

We do not believe that our tests meet the definition of advanced diagnostic laboratory tests, but in the event that our tests are determined by CMS to meet these criteria or new criteria developed by CMS, we would be required to report private payer data for those tests annually. Otherwise, we will be required to report private payer rates for our tests on an every three years basis. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.

As set forth in the PAMA final rule, for tests furnished on or after January 1, 2017, Medicare payments for clinical diagnostic laboratory tests will be paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. In April, 2016 the CMS began providing reimbursement for hereditary breast cancer-related disorders. The interim payment per test under CPT code 81432 is $622.53. CMS has stated that it will set final pricing for this new code later in 2016, and we have proposed a higher price in response. If CMS sets the final price for our test at a rate that is lower than we anticipate, our financial results could be adversely affected. In addition, third party payers often use Medicare reimbursement rates when establishing their reimbursement rates. The impact of the new payment system on rates for our other tests, including any current or future clinical diagnostic laboratory tests or advanced diagnostic laboratory tests we develop, is not clear at this time.

PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The CPT® Editorial Panel approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA, but it is unclear whether or when this new section of billing codes will be adopted by CMS, and it is unclear how these codes would apply to our tests.

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

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that Invitae wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, we filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, we responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. Following the filing of opposition papers by the plaintiffs and reply papers by the Company, the U.S. District Court for the District of New Jersey granted the motion to dismiss by order dated July 26, 2016.

Risks related to being a public company

We incur increased costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE, impose a number of requirements on public companies, including with respect to corporate governance practices. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive-compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time-consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.

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

At June 30, 2016, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 81% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At June 30, 2016, our total gross deferred tax assets were $60.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre- change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We have never paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. In addition, our loan agreement prohibits us from paying dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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

Date: August 8, 2016