Form 10-Q
period 2016-09-30
Invitae Corp
filed 2016-11-07
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of October 28, 2016 was 32,445,924.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,745	$73,238
Marketable securities	29,003	53,780
Prepaid expenses and other current assets	8,216	4,292
Total current assets	74,964	131,310
Property and equipment, net	21,226	18,709
Restricted cash	4,697	4,831
Other assets	811	1,826
Total assets	101,698	156,676
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,204	$3,500
Accrued liabilities	6,350	4,253
Capital lease obligation, current portion	1,383	1,588
Debt, current portion	3,377	1,536
Total current liabilities	13,314	10,877
Capital lease obligation, net of current portion	592	1,576
Debt, net of current portion	9,568	5,504
Other long-term liabilities	7,380	343
Total liabilities	$30,854	$18,300
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 20,000,000 shares; Issued and outstanding: no shares as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value: Authorized: 400,000,000 shares; Issued and outstanding: 32,445,924 and 31,935,121 shares as of September 30, 2016 and December 31, 2015, respectively	4	4
Accumulated other comprehensive income (loss)	18	(15)
Additional paid-in capital	321,192	313,349
Accumulated deficit	(250,370)	(174,962)
Total stockholders’ equity	70,844	138,376
Total liabilities and stockholders’ equity	$101,698	$156,676

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$6,276	$2,187	$15,812	$5,217
Costs and operating expenses:
Cost of revenue	7,242	3,952	19,705	11,017
Research and development	11,482	11,134	32,855	31,426
Selling and marketing	6,803	5,439	20,689	16,368
General and administrative	5,655	4,118	17,794	11,592
Total costs and operating expenses	31,182	24,643	91,043	70,403
Loss from operations	(24,906)	(22,456)	(75,231)	(65,186)
Other income (expense), net	50	(9)	122	(111)
Interest expense	(115)	(62)	(299)	(125)
Net loss	$(24,971)	$(22,527)	$(75,408)	$(65,422)
Net loss per share, basic and diluted	$(0.77)	$(0.71)	$(2.35)	$(2.43)
Shares used in computing net loss per share, basic and diluted	32,315,038	31,852,796	32,145,806	26,962,821

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(24,971)	$(22,527)	$(75,408)	$(65,422)
Other comprehensive income:
Unrealized income on available-for-sale marketable securities, net of tax	(14)	7	33	11
Comprehensive loss	$(24,985)	$(22,520)	$(75,375)	$(65,411)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(75,408)	$(65,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,934	3,718
Stock-based compensation	6,350	1,837
Amortization of premium on marketable securities	253	545
Loss on disposal of assets	933	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	668	(651)
Other assets	1,015	208
Accounts payable	(946)	(216)
Accrued expenses and other liabilities	2,929	77
Net cash used in operating activities	(59,272)	(59,889)

Cash flows from investing activities:
Purchases of marketable securities	(78,915)	(186,312)
Proceeds from sales of marketable securities	—	15,891
Proceeds from maturities of marketable securities	103,472	71,634
Purchases of property and equipment	(7,117)	(5,304)
Change in restricted cash	134	(4,697)
Net cash provided by (used in) investing activities	17,574	(108,788)

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	107,116
Proceeds from exercise of stock options	1,489	273
Proceeds from loan agreement	7,500	5,000
Loan payments	(1,595)	(165)
Capital lease principal payments	(1,189)	(1,528)
Loan agreement financing costs	—	(47)
Net cash provided by financing activities	6,205	110,649

Net decrease in cash and cash equivalents	(35,493)	(58,028)
Cash and cash equivalents at beginning of period	73,238	107,027

Cash and cash equivalents at end of period	$37,745	$48,999

Supplemental cash flow information:
Interest paid	$299	$125

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$1,639
Conversion of convertible preferred stock to common stock	$—	$202,305
Purchases of property and equipment in accounts payable and accrued liabilities	$1,870	$94

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

The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company will need to raise additional capital to meet anticipated cash requirements for the 12-month period following the filing date of this report. Management regularly considers fundraising opportunities and will determine the timing, nature and amount of financings based upon various factors, including market conditions and the Company’s operating plans. However, no assurance can be given as to whether any needed financing will be available on terms acceptable to the Company, if at all. If the Company is unable to successfully raise additional capital when needed, it may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 12, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 420,000,000 shares, of which 400,000,000 shares are common stock and 20,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There were no shares of preferred stock outstanding at September 30, 2016 or December 31, 2015.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

During the quarter ended September 30, 2016, the Company identified immaterial classification errors in the condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016, related to the classification of asset impairment charges. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded the errors had no material effect on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first and second quarters of 2016, do not affect the expected full year results for 2016, and had no material effect on the trend of financial statements.

As a result of the immaterial classification errors discussed above, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 reflect the following immaterial reclassification adjustments related to prior periods: reclassification for asset impairment charges from other income (expense) to general and administrative expense of $0.2 million for the quarter ended March 31, 2016; and reclassification for asset impairment charges from other income (expense) to general and administrative expense of $0.7 million for the quarter ended June 30, 2016.

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

During the nine months ended September 30, 2016 and 2015, the Company capitalized $0 and $1.5 million, respectively, of internal-use software development costs. Internal-use software amortization was $990,000 and $390,000 in the nine months ended September 30, 2016 and 2015, respectively. The carrying value of capitalized internal-use software was $440,000 and $1.4 million at September 30, 2016 and December 31, 2015, respectively. The weighted average remaining useful life of capitalized internal-use software at September 30, 2016 was 4 months.

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

Net loss per common share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities, consisting of options to purchase common stock, RSUs and PRSUs, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share because their effect would be antidilutive for all periods presented. There were  no shares subject to repurchase during the nine months ended September 30, 2016. Common shares subject to repurchase in the amount of 8,080 were excluded from weighted-average shares for the three and nine months ended September 30, 2015.

Recent accounting pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments. The ASU is intended to improve financial reporting by reducing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU-2016-13 is effective for annual and interim periods beginning on or after December 15, 2019 and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies accounting for share-based payment award transactions. ASU-2016-09 is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is permitted. The Company will adopt ASU 2016-09 in the first quarter of 2017 and the adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). ASU 2015-14 defers the effective date of ASU 2014-09 for public business entities by one year to annual reporting periods beginning after December 15, 2017. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements, related disclosures and ongoing financial reporting. The Company plans to implement ASU 2014-09 effective January 1, 2018 and has not yet determined a transition method.

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

3. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands).

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$22,779	$—	$—	$22,779
U.S. treasury notes	11,007	12	—	11,019
U.S. government agency securities	17,978	6	—	17,984
	$51,764	$18	$—	$51,782
Reported as:
Cash equivalents				$18,082
Restricted cash				4,697
Marketable securities				29,003
Total cash equivalents, restricted cash and marketable securities				$51,782

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$39,998	$—	$—	$39,998
U.S. treasury notes	4,006	—	—	4,006
U.S. government agency securities	65,586	1	(16)	65,571
	$109,590	$1	$(16)	$109,575
Reported as:
Cash equivalents				$50,964
Restricted cash				4,831
Marketable securities				53,780
Total cash equivalents, restricted cash and marketable securities				$109,575

At September 30, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. For the three and nine months ended September 30, 2016, there were no realized gains or losses on available-for-sale securities.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Leasehold improvements	$1,259	$2,548
Laboratory equipment	13,492	10,461
Equipment under capital lease	5,871	8,224
Computer equipment	2,488	2,397
Software	2,489	2,368
Furniture and fixtures	238	210
Automobiles	20	20
Construction-in-progress	8,158	1,202
Total property and equipment, gross	34,015	27,430
Accumulated depreciation and amortization	(12,789)	(8,721)
Total property and equipment, net	$21,226	$18,709

Depreciation and amortization expense was $4.9 million and $3.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation and related expenses	$2,377	$2,307
Accrued laboratory materials purchases	137	426
Accrued professional services	618	272
Accrued construction in progress	1,508	—
Lease incentive obligation, current	468	—
Other	1,242	1,248
Total accrued liabilities	$6,350	$4,253

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Lease incentive obligation, non-current	$4,360	$107
Deferred rent, non-current	2,846	98
Other non-current liabilities	174	138
Total other long-term liabilities	$7,380	$343

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$22,779	$—	$—	$22,779
U.S. treasury notes	11,019	—	—	11,019
U.S. government agency securities	—	17,984	—	17,984
Total financial assets	$33,798	$17,984	$—	$51,782

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$39,998	$—	$—	$39,998
U.S. treasury notes	4,006	—	—	4,006
U.S. government agency securities	—	65,571	—	65,571
Total financial assets	$44,004	$65,571	$—	$109,575

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

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at September 30, 2016 and December 31, 2015, are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$12,946	$12,671	$7,040	$6,952

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

At September 30, 2016, all of the incentive had been utilized by the Company. Aggregate future minimum lease payments for the new facility at September 30, 2016 were approximately $70.8 million.

In addition to the security deposit of approximately $4.6 million for the new production facility, the Company has provided, as collateral for other leases, security deposits of $0.8 million at September 30, 2016 and at December 31, 2015, which are included in other assets in the Company’s consolidated balance sheets.

Future minimum payments under non-cancelable operating leases as of September 30, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$2,041
2017	7,043
2018	6,898
2019	6,946
2020	6,917
Thereafter	44,216
Total minimum lease payments	$74,061

Rent expense was $6.3 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company’s obligations under the Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. At September 30, 2016, the Company was in compliance with all covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest on substantially all of its assets, excluding its intellectual property and certain other assets.

At September 30, 2016, obligations under the Loan Agreement were $12.9 million. Debt issuance costs related to the Loan Agreement of $47,000 were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the Loan Agreement. Future payments under the Loan Agreement as of September 30, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$945
2017	3,728
2018	3,617
2019	3,508
2020	1,997
Total remaining debt payments	13,795
Less: amount representing debt discount	(36)
Less: amount representing interest	(814)
Present value of remaining debt payments	12,945
Less: current portion	(3,377)
Total non-current debt obligation	$9,568

Interest expense related to the Loan Agreement was $215,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

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

Future payments under capital leases at September 30, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2016 (remainder of year)	$419
2017	1,350
2018	269
Total capital lease obligations	2,038
Less: amount representing interest	(63)
Present value of net minimum capital lease payments	1,975
Less: current portion	(1,383)
Total non-current capital lease obligations	$592

Interest expense related to capital leases was $84,000 and $105,000 for the nine months ended September 30, 2016 and 2015, respectively.

Property and equipment under capital leases was $5.9 million and $8.2 million as of September 30, 2016 and December 31, 2015, respectively. Accumulated depreciation and amortization, collectively, on these assets was $3.1 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at September 30, 2016 or December 31, 2015.

Contingencies

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against the Company in the U.S. District Court for the District of New Jersey. The Complaint alleges that the Company wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, the Company filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, the Company responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. Following the filing of opposition papers by the plaintiffs and reply papers by the Company, the U.S. District Court for the District of New Jersey granted the motion to dismiss by order dated July 26, 2016. The plaintiffs did not appeal the decision and the deadline to do so has passed.

The Company was not a party to any other material legal proceedings at September 30, 2016, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

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

At September 30, 2016, 546,746 PRSUs were outstanding, with a total grant date fair value of $3.6 million.  Based on the its evaluation of the probability of achieving performance conditions at September 30, 2016, the Company has not recorded stock-based compensation expense for the three and nine months ended September 30, 2016 related to the PRSUs. The Company will continue to evaluate the probability of achieving the performance conditions for the PRSUs at each reporting period and will record compensation expense related to the PRSUs accordingly.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares available for grant	Stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2015	2,268,938	3,659,713	$7.38	8.89	$7,099
Additional shares reserved	1,277,442	—	$—
Options granted	(1,400,461)	1,400,461	$9.87
Options cancelled	312,258	(312,258)	$9.69
Options exercised		(181,893)	$2.38
RSUs granted	(652,267)
PRSUs granted	(567,717)
RSUs cancelled	72,143
PRSUs cancelled	20,971
Balances at September 30, 2016	1,331,307	4,566,023	$8.18	8.38	$6,834
Options exercisable at September 30, 2016		1,362,560	$6.13	6.88	$4,491
Options vested and expected to vest at September 30, 2016		4,012,377	$8.02	8.28	$6,551

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $6.26 and $7.02 in the nine months ended September 30, 2016 and 2015, respectively. The weighted-average fair value of RSUs granted in the nine months ended September 30, 2016 was $9.83. The weighted average fair value of PRSUs granted in the nine months ended September 30, 2016 was $6.50. No RSUs or PRSUs were granted in the nine months ended September 30, 2015.

The fair value of options to purchase common stock vested was $4.0 million and $1.1 million in the nine months ended September 30, 2016 and 2015, respectively.

The intrinsic value of options to purchase common stock exercised was $1.2 million and $1.2 million in the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes RSU and PRSU activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2015	482,818	$10.71
RSUs granted	652,267	$9.83
PRSUs granted	567,717	$6.50
RSUs vested	(143,710)	$10.79
RSUs cancelled	(72,143)	$10.51
PRSUs cancelled	(20,971)	$6.47
Balance at September 30, 2016	1,465,978	$8.75

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. The initial ESPP purchase period commenced in November 2015 and in May 2016, 186,741 shares of common stock were purchased pursuant to the ESPP. At September 30, 2016, cash received from payroll deductions pursuant to the ESPP was $1.0 million.

The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At September 30, 2016, a total of 457,889 shares of common stock are reserved for issuance under the ESPP.

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

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option- pricing valuation model based on the following assumptions:

	Three months ended,		Nine months ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Expected term (in years)	6.03	6.03	6.03	6.03
Expected volatility	73.91%	68.9 – 69.0%	71.09%	68.9 –79.7%
Risk-free interest rate	1.20%	1.67 – 1.73%	1.36%	1.28 – 1.73%
Dividend yield	—	—	—	—

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model based on the following assumptions:

	As of September 30,
	2016	2015
Expected term (in years)	6.51 – 10.00	7.51 – 9.27
Expected volatility	74.39%	68.9 – 90.27%
Risk-free interest rate	1.28 – 1.55%	1.72 – 1.82%
Dividend yield	—	—

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015, included in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of revenue	$683	$61	$1,257	$195
Research and development	1,124	373	2,391	823
Selling and marketing	424	144	1,000	403
General and administrative	777	184	1,702	416
Total stock-based compensation expense	$3,008	$762	$6,350	$1,837

At September 30, 2016, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $14.2 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 3.0 years. Unrecognized compensation expense related to RSUs at September 30, 2016 was $6.8 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.4 years. At September 30, 2016, there was no unrecognized compensation expense related to PRSUs and no capitalized stock-based employee compensation.

7. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(24,971)	$(22,527)	$(75,408)	$(65,422)
Shares used in computing net loss per share, basic and diluted	32,315,038	31,852,796	32,145,806	26,962,821
Net loss per share, basic and diluted	$(0.77)	$(0.71)	$(2.35)	$(2.43)

The following common stock equivalents have been excluded from diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 because their inclusion would be anti-dilutive:

	Three and nine months ended September 30,
	2016	2015
Shares of common stock subject to outstanding options	4,566,023	3,072,473
Shares of common stock subject to outstanding RSUs	920,232	440,568
Shares of common stock subject to outstanding PRSUs	556,712	—
Shares of common stock pursuant to ESPP	145,780	—
Shares of common stock subject to unvested early exercise of outstanding options subject to repurchase	—	8,080
Total shares of common stock equivalents	6,188,747	3,521,121

8. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$5,245	$1,601	$12,768	$3,493
Canada	508	341	1,868	1,081
Rest of world	523	245	1,176	643
Total revenue	$6,276	$2,187	$15,812	$5,217

Long-lived assets, net, by location are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
United States	$21,226	$17,180
Chile	—	1,529
Total long-lived assets, net	$21,226	$18,709

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

Business overview

Our mission is to bring comprehensive genetic information into mainstream medical practice to improve the quality of healthcare for billions of people. Our goal is to aggregate most of the world’s genetic tests into a single service with higher quality, faster turnaround time and lower pricing than many single gene tests and panel tests in the past. By aggregating large numbers of currently available genetic tests into a single service, we can achieve significant economies of scale that allow us to not only provide primary single gene or multi-gene tests but also to generate and store additional genetic information on behalf of the patient for future use. As more individuals gain access to their genetic information, we believe that sharing genetic information will provide an economic opportunity for patients and us to participate in advancing the understanding and treatment of disease. We refer to this as the “genome network.” In addition, we refer to the service of managing genetic information over the course of disease or the lifetime of a patient as “genome management.”

We launched our first commercial offering in November 2013 with a test menu of more than 200 genes, largely focused on cancer testing. In October 2015, we expanded our test menu to more than 600 genes in production, offering tests for more than 120 disorders in cardiovascular, hereditary cancer, neurology, pediatrics, metabolic disorders and rare diseases. In March 2016, we further expanded our test menu with expanded panels for neurology, pediatrics, and other rare diseases. We now have more than 1,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. These additions to our test menu have resulted from a series of process improvements that have enabled us to continue to expand our test menu while maintaining our strategy of lowering the cost of genetic testing.

We have continued to experience rapid growth. For the nine months ended September 30, 2016 and 2015 our revenue was $15.8 million and $5.2 million, respectively and we incurred net losses of $75.4 million and $65.4 million, respectively. At September 30, 2016, we had an accumulated deficit of $250.4 million. We increased our number of employees to 306 at September 30, 2016 from 243 on September 30, 2015. Our sales force grew to 40 at September 30, 2016 from 24 at September 30, 2015. We expect headcount will continue to increase in the remainder of 2016, as we add staff to support our anticipated growth.

Since our commercial launch through September 30, 2016, we have delivered approximately 59,800 billable tests. Sales of our tests have grown significantly from over 11,800 billable tests in the nine months ended September 30, 2015 to approximately 37,000 billable tests in the nine months ended September 30, 2016. We estimate that the U.S. market for hereditary cancer tests is greater than $650.0 million per year and thus represents a key growth opportunity for us. In addition, we have expanded our test menu to include the non-cancer test portion of our market, which we expect will drive additional sales volume. On a historical basis through September 30, 2016, approximately 23% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, because we do not have reimbursement policies or contracts with very many private insurers, our claims for reimbursement from them may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

We intend to continue to invest in our business. In 2015 we entered into a lease agreement for a new production facility in San Francisco, California. This lease expires in July 2026 and at September 30, 2016, aggregate future minimum lease payments for the new facility are approximately $70.8 million. We expect to incur capital expenditures for the new facility of at least $9.2 million and we will receive a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements we make to the new facility.

As a result of these and other factors, we expect to incur operating losses for the near-term future. We will need to raise additional capital to meet anticipated cash requirements for the 12-month period following the filing date of this report. We regularly consider fundraising opportunities and we will determine the timing, nature and amounts of future financings based upon various factors, including market conditions and our operating plans. However, no assurance can be given as to whether any needed financing will be available on terms acceptable to us, if at all. If we are unable to successfully raise additional capital when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. If we are unable to achieve our revenue growth objectives and successfully manage our costs, we may not be able to achieve profitability.

We believe that the keys to our future growth will be to steadily increase the amount of genetic content we offer, consistently improve the client experience, drive physician and patient utilization of our website for ordering and delivery of results, achieve broad reimbursement coverage for our tests from third-party payers, increase the number of strategic partners working with us to add value for our clients and consistently drive down the price per gene for genetic analysis and interpretation.

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

Success obtaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payers. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage from third-party payers, including the Centers for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering clinicians. We have received approval as a Medicare provider, which allows us to bill for our services to Medicare patients. On October 3, 2016, we announced that CMS had set final pricing for our multi-gene tests for hereditary breast cancer-related disorders at $925.00 per test, an increase from the interim payment per test of $622.53. In October, 2015, we entered into a National Master Business Agreement (the “Agreement”) with Blue Cross and Blue Shield Association (“BCBSA”). The Agreement facilitates our ability to enter into supply agreements for our products and services with BCBSA affiliates, licensees and certain other entities. The Agreement does not provide for the sale of our products or services directly, nor is there any commitment by BCBSA to purchase products or services from us. As of September 30, 2016, we had secured payer contracts with several regional BCBSA plans, as well as with other third-party payers, providing coverage for patients in a total of ten states, as well as those covered by the Federal Employee Plan. In July 2016, we entered into an agreement to become part of Aetna’s laboratory network, effective in August 2016.  On October 13, 2016, we announced that we entered into a national provider agreement for laboratory services with UnitedHealthcare Insurance Company, effective January 1, 2017.  On October 27, 2016, we announced that we entered into a national provider agreement for laboratory services with Humana, effective December 1, 2016.  The addition of these provider agreements, once effective, brings our total covered lives in network to over 150 million.  However, if we are not able to continue to obtain and maintain adequate reimbursement from third-party payers for our testing services and expand the base of clinicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.

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

How we recognize revenue

Our historical revenue has been recognized when cash is received. While we recognized $2.2 million of revenue on an accrual basis in the nine months ended September 30, 2016, and while we anticipate the number of payers for whom we recognize revenue upon delivery of test results will increase in the future, we do not expect to recognize significant amounts of revenue on an accrual basis for some time. Until we achieve and maintain a predictable pattern of collection at a consistent payment amount from a large number of payers, we will continue to recognize the substantial majority of our revenue when cash is received. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter.

For the nine months ended September 30, 2016 and 2015, amounts billed for tests delivered totaled $40.0 million and $15.6 million, respectively. In the nine months ended September 30, 2016, we recognized revenue of $12.8 million related to amounts billed for tests delivered during 2016, $2.8 million related to amounts billed for tests delivered during 2015 and $0.2 million related to amounts billed for tests delivered in 2014. Of the total revenue recognized for the nine months ended September 30, 2016 of $15.8 million, $13.6 million was recognized upon cash receipt, and the remainder was recognized on an accrual basis. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials. In addition, private payers often ask us to refrain from submitting claims for a period of up to 60 days after contract execution, which can cause the timing of payments to vary significantly during the months after contract signing, which may in turn cause our revenues to vary significantly from quarter to quarter.

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

Other income (expense), net

Other income (expense), net, primarily consists of interest income and the net exchange gain/loss on foreign currency transactions related to the operations of our subsidiary in Chile. For the three and nine months ended September 30, 2016, other income (expense), net also included losses on disposal of assets related to the closure of our Chilean facility.

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

For the nine months ended September 30, 2016 and 2015, we recorded stock-based compensation expense of $6.4 million and $3.7 million, respectively. At September 30, 2016, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $14.2 million, which we expect to recognize over a weighted-average period of 3.0 years. Unrecognized compensation expense related to RSUs at September 30, 2016 was $6.8 million which we expect to recognize on a straight-line basis over a weighted-average period of 2.4 years.

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

Results of operations

Comparison of the three months ended September 30, 2016 and 2015 (in thousands except for percentage changes)

	Three Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Revenue	$6,276	$2,187	$4,089	187%
Operating expenses:
Cost of revenue	7,242	3,952	3,290	83%
Research and development	11,482	11,134	348	3%
Selling and marketing	6,803	5,439	1,364	25%
General and administrative	5,655	4,118	1,537	37%
Total operating expenses	31,182	24,643	6,539	27%
Loss from operations	(24,906)	(22,456)	(2,450)	11%
Other income (expense), net	50	(9)	59	(656)%
Interest expense	(115)	(62)	(53)	85%
Net loss	$(24,971)	$(22,527)	$(2,444)	11%

Comparison of the nine months ended September 30, 2016 and 2015 (in thousands except for percentage changes)

	Nine Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Revenue	$15,812	$5,217	$10,595	203%
Operating expenses:
Cost of revenue	19,705	11,017	8,688	79%
Research and development	32,855	31,426	1,429	5%
Selling and marketing	20,689	16,368	4,321	26%
General and administrative	17,794	11,592	6,202	54%
Total operating expenses	91,043	70,403	20,640	29%
Loss from operations	(75,231)	(65,186)	(10,045)	15%
Other income (expense), net	122	(111)	233	(210)%
Interest expense	(299)	(125)	(174)	139%
Net loss	$(75,408)	$(65,422)	$(9,986)	15%

Revenue

The increase in revenue of $4.1 million for the three months ended September 30, 2016 compared to the same period in 2015 was due to increased test volume, which resulted in increased cash collections. We recorded $0.7 million of revenue in the three months ended September 30, 2016 on an accrual basis.

The increase in revenue of $10.6 million for the nine months ended September 30, 2016 compared to the same period in 2015 was due to increased test volume, which resulted in increased cash collections, as well as the commencement of payments from CMS for tests provided to Medicare patients. Approximately $2.8 million of revenue in the nine months ended September 30, 2016 was from cash collections for tests delivered in 2015. We recorded $2.2 million of revenue in the nine months ended September 30, 2016 on an accrual basis.

Cost of revenue

The increase in the cost of revenue of $3.3 million for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to costs associated with increased test volume. For the three months ended September 30, 2016, the number of billed test results delivered increased to approximately 15,200 from approximately 5,100 for the same period in 2015. Reflecting the increased test volumes, reagent and laboratory materials costs increased by $1.3 million. Personnel costs increased by $0.7 million reflecting increased headcount and increased time spent processing revenue-generating tests. Allocated technology and facilities-related expenses increased by $0.6 million and costs of other materials associated with fulfilling orders increased by $0.5 million.

The increase in the cost of revenue of $8.7 million for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to costs associated with increased test volume. For the nine months ended September 30, 2016, the number of billed test results delivered increased to approximately 37,000 from approximately 11,800 for the same period in 2015. Reflecting the increased test volumes, reagent and laboratory materials costs increased by $2.8 million and costs of other materials associated with fulfilling orders increased by $2.0 million. Personnel costs increased by $1.8 million reflecting increased headcount and increased time spent processing revenue-generating tests. Allocated technology and facilities-related expenses increased by $1.4 million and costs associated with equipment and equipment maintenance increased by $0.7 million.

Research and development

The increase in research and development expenses of $0.3 million for the three months ended September 30, 2016 compared to the same period in 2015 was due principally to continued development of our assay platforms. Personnel costs increased by $1.4 million principally reflecting increased stock-based compensation costs. This cost increase was partially offset by an increased allocation of resources to cost of revenue of $0.5 million, to address increased test volumes. In addition, consulting costs decreased by $0.2 million due to the completion of a sample collection project in 2015 and reagent and laboratory materials costs decreased by $0.1 million in the three months ended September 30, 2016 as validation sequencing activity in 2015 was principally related to the expansion of our test menu introduced in October 2015.

The increase in research and development expenses of $1.4 million for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily driven by costs related to the continued development of our assay platforms. Personnel costs increased by $5.5 million reflecting additional headcount and increased stock-based compensation costs. This cost increase was partially offset by a decrease in costs of reagents and laboratory materials of $2.1 million, as validation sequencing activity in the first nine months of 2015 was principally related to the expansion of our test menu introduced in October 2015. Allocation of resources to cost of revenue increased by $1.4 million, reflecting increased test volumes. In addition, costs associated with software and software licenses decreased by $0.4 million.

Selling and marketing

The increase in selling and marketing expenses of $1.4 million for the three months ended September 30, 2016 compared to the same period in 2015 was due primarily to increased personnel costs of $1.1 million, consisting primarily of a $0.8 million increase in compensation and benefits relating to increased headcount, and increased stock-based compensation costs of $0.3 million. In addition, costs associated with software and software development increased by $0.3 million as compared with the same period in 2015 and allocations of technology and facilities-related expenses increased by $0.2 million. These increases were partially offset by reductions in other consulting costs of $0.3 million.

The increase in selling and marketing expenses of $4.3 million for the nine months ended September 30, 2016 compared to the same period in 2015 was due primarily to increased personnel costs of $4.4 million, primarily reflecting a $2.7 million increase in compensation and benefits relating to an increase in headcount, increased sales commissions of $1.1 million and stock-based compensation and severance costs of $0.4 million primarily associated with the program to streamline our organization. In addition, costs associated with software and software licenses increased by $1.0 million, allocations of technology and facilities-related expenses increased by $0.4 million and travel costs increased by $0.3 million as compared with the nine months ended September 30, 2015. These increases were partially offset by a reduction of $1.2 million in market collaboration costs due to the termination of certain collaboration projects and reductions in other consulting costs of $0.7 million.

General and administrative

The increase in general and administrative expenses of $1.5 million for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to increased rent expense of $1.4 million reflecting rent expense for our new production facility in San Francisco. We will continue to record all rent expense for our new facility to general and administrative expense until the facility is operational and occupied, which we expect to occur in the first quarter of 2017 and, at which time rent expense will be allocated to other departments based on usage by those departments. Personnel costs increased by $0.7 million principally reflecting increased stock-based compensation costs of $0.5 million and costs relating to increased headcount of $0.2 million. These increases were partially offset by reduced legal costs of $0.4 million due to facility lease-related activities in 2015 that were not repeated in 2016. In addition, allocations of technology and facilities-related expenses decreased by $0.3 million. The decrease in allocations of technology and facilities-related expenses was due to increased allocations of resources to other business areas.

The increase in general and administrative expenses of $6.2 million for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to increased facilities costs of $3.7 million reflecting our new facilities leases executed late in the first quarter of 2015 and in subsequent periods. In February 2016, we began recognizing rent expense for our new production facility in San Francisco. Rent expense relating to our new facility was $4.1 million for the nine months ended September 30, 2016 and we recorded this cost as general and administrative expense. Personnel costs increased by $2.5 million principally reflecting increased headcount but also including severance costs of $0.2 million associated with the program to streamline our organization. Losses realized on the impairment and disposal of facility assets in 2016 were $0.9 million. Billings and collection costs increased by $0.4 million, reflecting increased billing-related cash collections, and consulting costs increased by $0.4 million, principally due to internal systems development efforts. These increases were partially offset by a reduction of office and computer equipment expense of $0.8 million reflecting costs incurred in 2015 but not in 2016 relating to expansion of facilities. In addition, legal costs were lower by $0.6 million in 2016, principally due to facility lease-related activities in 2015 that were not repeated in 2016. Allocations of technology and facilities-related expenses decreased by $0.6 million due to higher facilities usage relating to other functional groups.

Other income (expense), net

The net increase in other income (expense) of $59,000 for the three months ended September 30, 2016 compared to the same period in 2015 was principally due to increases in interest income, foreign currency exchange gains and other income items totaling $90,000.

The net increase in other income (expense) of $0.2 million for the nine months ended September 30, 2016 compared to the same period in 2015 was principally due to increases in interest income, foreign currency exchange gains and other income items.

Interest expense

The increase in interest expense of $53,000 and $174,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, was principally due to interest expense relating to term loans under the Loan Agreement. We began borrowing activity pursuant to the Loan Agreement in July 2015.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the nine months ended September 30, 2016 and 2015, we had net losses of $75.4 million and $65.4 million, respectively, and we expect to incur additional losses in the foreseeable future. At September 30, 2016, we had an accumulated deficit of $250.4 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock and net proceeds of approximately $105.7 million from our initial public offering.

We have entered into various capital lease agreements for an aggregate financing amount of $8.2 million from inception through September 30, 2016 to obtain laboratory equipment. The terms of our capital leases are typically three years. Interest rates for currently outstanding capital leases range from 3.8% to 4.3% and the leases are secured by the underlying equipment.

In addition, in July 2015, we entered into a Loan and Security Agreement, or Loan Agreement, with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million are available in tranches not to exceed $2.5 million. The term loans under the Loan Agreement bear interest at a floating rate equal to 0.25% below the prime rate as published in the Wall Street Journal effective on the date the change in the prime rate becomes effective. We are required to repay the outstanding principal and accrued but unpaid interest on each tranche in equal monthly installments beginning one month after each advance and ending on July 17, 2020, or the Term Date. Any then-unpaid principal and interest on advances under the Loan Agreement are payable on the Term Date. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, excluding our intellectual property and certain other assets. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements. At September 30, 2016, we had borrowed a total of $15.0 million under the Loan Agreement and our outstanding balance payable to the lender at September 30, 2016 was $12.9 million.

We anticipate our capital expenditures for the full year 2016 will be approximately $10.7 million and will be funded principally by advances under the Loan Agreement of $5.0 million and reimbursement for a portion of the costs of leasehold improvements we plan to make to our new production facility of $5.2 million. See Note 5, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

At September 30, 2016 and December 31, 2015, we had $66.7 million and $127.0 million, respectively, of cash, cash equivalents, and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We will need to raise additional capital to meet our anticipated cash requirements for at least the next 12 months. We regularly consider fundraising opportunities and will determine the timing, nature and amount of future financings based upon various factors, including market conditions and our operating plans. We may elect to finance operations by selling equity or debt securities. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine months Ended September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(59,272)	$(59,889)
Cash provided by (used in) investing activities	17,574	(108,788)
Cash provided by financing activities	6,205	110,649

Cash flows from operating activities

For the nine months ended September 30, 2016, cash used in operating activities of $59.3 million principally resulted from our net loss of $75.4 million offset by non-cash charges of $6.4 million for stock-based compensation, $4.9 million for depreciation and amortization and $0.9 million for losses on disposals of assets. The net effect on cash of changes in net operating assets was $3.6 million and was due principally to the effect of increases in accrued expenses and decreases in prepaid expenses and other current assets, partially offset by a decrease in accounts payable.

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

Cash flows from investing activities

For the nine months ended September 30, 2016, cash provided by investing activities of $17.6 million was due to proceeds from maturities of marketable securities exceeding purchases of marketable securities by $24.6 million, partially offset by purchases of property and equipment of $7.1 million.

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

Cash flows from financing activities

For the nine months ended September 30, 2016, cash provided by financing activities of $6.2 million consisted of borrowings of $7.5 million under the Loan Agreement and cash received from exercises of stock options of $1.5 million, partially offset by loan payments of $1.6 million and capital lease obligations payments of $1.2 million.

For the nine months ended September 30, 2015, cash provided by financing activities of $110.6 million consisted primarily of $107.1 million of net proceeds from our initial public offering completed in February 2015 and borrowings of $5.0 million on the Loan Agreement executed in July 2015, partially offset by payments of $1.5 million on our capital lease obligations.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of September 30, 2016 (in thousands):

Contractual obligations:	Remainder of 2016	2017 and 2018	2019 and 2020	2021 and beyond	Total
Operating leases	$2,041	$13,941	$13,863	$44,216	$74,061
Capital leases	419	1,619	—	—	2,038
Capital expenditure financing	945	7,345	5,506	—	13,796
Total	$3,405	$22,905	$19,639	$44,216	$89,895

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

Recent accounting pronouncements

See “Recent accounting pronouncements” in Note 1, “Organization and description of business” in the Notes to Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had equipment financing loan obligations of $12.9 million at September 30, 2016, which resulted from loans for purchases of laboratory equipment pursuant to the Loan Agreement. These loans carry variable rates of interest. We had capital lease obligations of $2.0 million as of September 30, 2016, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. We had cash, cash equivalents, and marketable securities of $66.7 million at September 30, 2016, which consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At September 30, 2016, a hypothetical 10% (100 basis points) increase in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $822,000. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

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

PART II — Other Information

ITEM 1.  Legal Proceedings.

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that we wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, we filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, we responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. Following the filing of opposition papers by the plaintiffs and reply papers by the Company, the U.S. District Court for the District of New Jersey granted the motion to dismiss by order dated July 26, 2016. The plaintiff did not appeal the decision and the deadline to do so has passed.We are not a party to any other material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

ITEM 1A.  Risk Factors.

Risks related to our business and strategy

We are an early-stage company with a history of losses, we expect to incur significant losses for the foreseeable future, and we may not be able to achieve or sustain profitability.

We have incurred substantial losses since our inception. For the nine months ended September 30, 2016 and 2015, we had net losses of $75.4 million and $65.4 million, respectively. At September 30, 2016, we had an accumulated deficit of $250.4 million. To date, we have generated limited revenue, and we may never achieve revenue sufficient to offset our expenses. In addition, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

If third-party payers, including managed care organizations, private health insurers and government health plans do not provide coverage and adequate reimbursement for our tests or we are unable to comply with their requirements for reimbursement, our commercial success could be negatively affected.

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

In cases where we have established reimbursement rates with third-party payers, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements may vary from payer to payer, and it may be time-consuming and require additional resources to meet these requirements. We may also experience delays in or denials of coverage if we do not adequately comply with these requirements. In addition, we have experienced, and may continue to experience, temporary delays in reimbursement when we transition to being an in-network provider with a payer.

We expect to continue to focus our resources on increasing adoption of, and coverage and reimbursement for, our current tests and any future tests we may develop. If we fail to establish and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue could be harmed and our future prospects and our business could suffer.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new tests and expand our operations.

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. The proceeds from our initial public offering will not be sufficient to fully fund our business and growth strategy. We will need to raise additional capital to meet anticipated cash requirements for the 12-month period following the anticipated filing date of this report. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our equipment financing Loan Agreement are subject to covenants, including covenants to maintain a minimum liquidity level with the bank, and additional covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.

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

Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We plan to move into a new production facility in the fourth quarter of 2016, which could also affect our business operations and our ability to perform our tests. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. We will need to expand our sales force to facilitate our anticipated growth and we may have difficulties locating, recruiting, training and retaining sales personnel. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. In addition, we plan to hire additional geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed. Future growth in our business could also make it difficult for us to maintain our corporate culture.

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

In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory, and in flux. In addition, in October 2015, the European Court of Justice invalidated a safe harbor agreement between the United States and European Union member states which addressed how many U.S. companies handle personal information of their European customers. In October 2015, the Court of Justice of the European Union declared the Safe Harbor invalid. In February 2016, the European Commission announced an agreement with the U. S. Department of Commerce to replace the invalidated Safe Harbor agreement on transatlantic data flows with a new E.U.-U.S. “Privacy Shield.” In July 2016, the European Commission approved the Privacy Shield. Laws governing data privacy and security are constantly evolving. In addition, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.

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

Outside the United States we use distributors to assist with sales, logistics, education, and customer support. Sales practices utilized by our distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts are not successful outside the United States, we may not achieve significant market acceptance for our tests outside the United States, which could materially and adversely impact our business operations.

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

We perform all of our tests at our laboratory in San Francisco, California. We plan to move into a new production facility, also located in San Francisco, in the fourth quarter of 2016 or the first quarter of 2017. We may experience delays or difficulties in transitioning to our new laboratory facility which could adversely affect our ability to perform our tests. Our laboratory and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratory may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if our laboratory is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in San Francisco, including the training and skills required of personnel and quality control. We also maintain out-of-state laboratory licenses to conduct testing on specimens from Florida, Maryland, New York, Pennsylvania and Rhode Island. In addition to having a laboratory license in New York, our clinical reference laboratories are approved on test-specific bases by the New York State Department of Health, or NYDOH. Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.

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

As set forth in the PAMA final rule, for tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests will be paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. In April 2016, we announced that CMS had begun providing payments for our multi-gene tests for hereditary breast cancer-related disorders at an interim payment per test of $622.53.  On October 3, 2016, we announced that CMS had set final pricing for our multi-gene tests for hereditary breast cancer-related disorders at $925.00 per test.

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

On September 16, 2015, GeneDx, Inc. and Bio-Reference Laboratories, Inc. filed an action against us in the U.S. District Court for the District of New Jersey. The Complaint alleges that Invitae wrongfully solicited and hired employees away from the plaintiffs in order to acquire access to trade secrets and other confidential business information belonging to the plaintiffs. The Complaint alleges claims for relief based on legal theories of unfair competition, tortious interference with prospective economic advantage, tortious interference with contract, and trade secret misappropriation, and seeks injunctive relief; damages, including punitive damages; and attorneys’ fees and costs. On October 22, 2015, we filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. On November 13, 2015, the plaintiffs filed their First Amended Complaint. On December 14, 2015, we responded by again filing a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the action to the U.S. District Court for the Northern District of California. Following the filing of opposition papers by the plaintiffs and reply papers by the Company, the U.S. District Court for the District of New Jersey granted the motion to dismiss by order dated July 26, 2016. The plaintiffs did not appeal the decision and their deadline to do so has passed. Risks related to being a public company

We incur increased costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our operating results.

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

At September 30, 2016, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 79% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At September 30, 2016, our total gross deferred tax assets were $60.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre- change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Date: November 7, 2016