Form 10-Q
period 2017-03-31
Invitae Corp
filed 2017-05-09
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 28, 2017 was 42,314,403.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,439	$66,825
Marketable securities	53,342	25,798
Accounts receivable	2,032	1,153
Prepaid expenses and other current assets	8,582	8,024
Total current assets	107,395	101,800
Property and equipment, net	26,604	23,793
Restricted cash	4,697	4,697
Intangible assets, net	4,122	—
Goodwill	9,432	—
Other assets	372	361
Total assets	152,622	130,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,953	$3,352
Accrued liabilities	13,112	6,711
Capital lease obligation, current portion	1,647	1,309
Debt, current portion	—	3,381
Total current liabilities	19,712	14,753
Capital lease obligation, net of current portion	1,166	266
Debt, net of current portion	38,921	8,721
Other long-term liabilities	10,524	7,837
Total liabilities	$70,323	$31,577
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 20,000,000 shares; Issued and outstanding: no shares as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value: Authorized: 400,000,000 shares; Issued and outstanding: 42,307,799 and 41,143,513 shares as of March 31, 2017 and December 31, 2016, respectively	4	4
Accumulated other comprehensive loss	(36)	—
Additional paid-in capital	384,477	374,288
Accumulated deficit	(302,146)	(275,218)
Total stockholders’ equity	82,299	99,074
Total liabilities and stockholders’ equity	$152,622	$130,651

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$10,338	$3,955
Costs and operating expenses:
Cost of revenue	9,329	5,987
Research and development	10,023	10,660
Selling and marketing	11,572	7,043
General and administrative	6,751	5,755
Total costs and operating expenses	37,675	29,445
Loss from operations	(27,337)	(25,490)
Other income (expense), net	(691)	(16)
Interest expense	(322)	(84)
Net loss before taxes	$(28,350)	$(25,590)
Income tax benefit	(1,422)	—
Net loss	$(26,928)	$(25,590)
Net loss per share, basic and diluted	$(0.64)	$(0.80)
Shares used in computing net loss per share, basic and diluted	42,318,136	31,964,541

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(26,928)	$(25,590)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(36)	43
Comprehensive loss	$(26,964)	$(25,547)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(26,928)	$(25,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,733	1,555
Stock-based compensation	3,278	1,465
Amortization of premium on marketable securities	40	91
Loss on disposal of assets	268	186
Changes in operating assets and liabilities net of effects of business combination:
Accounts receivable	(605)	—
Prepaid expenses and other current assets	(506)	(1,969)
Other assets	(11)	162
Accounts payable	1,858	(394)
Accrued expenses and other liabilities	(1,157)	506
Net cash used in operating activities	(22,030)	(23,988)

Cash flows from investing activities:
Purchases of marketable securities	(45,113)	(60,319)
Proceeds from maturities of marketable securities	17,493	37,500
Acquisition of business, acquired cash	54	—
Purchases of property and equipment	(1,343)	(1,037)
Net cash used in investing activities	(28,909)	(23,856)

Cash flows from financing activities:
Proceeds from exercise of stock options	696	210
Proceeds from loan agreement	—	2,500
Proceeds from loan and security agreement	39,661	—
Loan payments	(12,102)	(386)
Capital lease principal payments	(702)	(404)
Net cash provided by financing activities	27,553	1,920

Net decrease in cash, cash equivalents and restricted cash	(23,386)	(45,924)
Cash, cash equivalents and restricted cash at beginning of period	71,522	78,069

Cash, cash equivalents and restricted cash at end of period	$48,136	$32,145

Supplemental cash flow information:
Interest paid	$296	$84

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$1,940	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$3,050	$410
Warrants issued pursuant to loan and security agreement	$740	$—
Common stock issued for acquisition of business	$5,475	$—
Consideration payable for acquisition of business	$6,909	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Organization and description of business

Invitae Corporation (the “Company”) was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. The Company’s production facility and headquarters is located in San Francisco, California. The Company currently has more than 20,000 genes in production and provides a variety of diagnostic tests that can be used in multiple indications. The Company’s tests include multiple genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. The Company operates in one segment.

The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term future. For the year ended December 31, 2016, the Company’s net loss was $100.3 million, and for the three months ended March 31, 2017, the Company’s net loss was $26.9 million. At March 31, 2017, the Company’s accumulated deficit was $302.1 million. To date, the Company has generated only limited revenue, and it may never achieve revenue sufficient to offset its expenses. The Company believes its existing cash and cash equivalents as of March 31, 2017, and revenue from the sale of its tests will be sufficient to meet its anticipated cash requirements for the 12-month period following the filing date of this report. Beyond this 12-month period, the Company intends to generate sufficient cash from operations to fund its future operating needs, but there can be no assurance it will be able to do so.

The Company may need to raise additional funding to finance operations prior to achieving profitability. Company management regularly considers fundraising opportunities and will determine the timing, nature and amount of financings based upon various factors, including market conditions and management’s operating plans. The Company may in the future elect to finance operations by selling equity or debt securities or borrowing money. If additional funding is required, there can be no assurance that additional funds will be available to the Company on acceptable terms on a timely basis, if at all. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations and future prospects.

The Company has implemented the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that the March 31, 2017 financial statements are issued.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

During the quarter ended September 30, 2016, the Company identified immaterial classification errors in the condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016, related to the classification of asset impairment charges. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded the errors had no material effect on any of the Company’s previously issued financial statements, were immaterial to the Company’s results for the first and second quarters of 2016, did not affect the expected full year results for 2016, and had no material effect on the trend of financial statements.

As a result of the immaterial classification errors discussed above, the unaudited condensed consolidated financial statements for the three months ended March 31, 2016 reflect the following immaterial reclassification adjustment: reclassification for asset impairment charges from other income (expense) to general and administrative expense of $0.2 million.

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

Marketable securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Short-term marketable securities have maturities less than 365 days at the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

Accounts receivable

The Company receives payment for its tests from patients, institutional customers and third-party payers. For most payers, the Company has not been able to demonstrate a predictable pattern of collectability, and therefore recognizes revenue when payment is received. For payers who have demonstrated a consistent pattern of payment of tests billed at appropriate amounts, the Company recognizes revenue, at estimated realizable amounts, upon delivery of test results. Accounts receivable balances primarily represent patient, institutional customer and Medicare billings.

Restricted cash

Restricted cash consists of money market funds that serve as: collateral for a security deposit for the Company’s lease agreement for a production facility entered into in September 2015; collateral for a credit card agreement at one of the Company’s financial institutions; and for securing a letter of credit as collateral for a facility sublease agreement.

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows (in thousands):

	March 31, 2017	March 31, 2016
Cash and cash equivalents	$43,439	$27,314
Restricted cash	4,697	4,831
Total cash, cash equivalents and restricted cash	$48,136	$32,145

Business combinations

The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by management, which consider management’s estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.

In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value as a component of operating expenses.

Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Intangible Assets

Amortizable intangible assets include non-compete agreements, developed technology and customer relationships acquired as part of a business combination. Intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from five to ten years and are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment.

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company performs the annual impairment review of its goodwill balance as of October 1. In testing for goodwill, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the unit’s fair value, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

The Company acquired goodwill as part of a business combination in January 2017, and therefore has not previously tested for or recorded any goodwill impairment charges.

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

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, capital leases and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to the Company, the carrying value of capital leases approximates fair value. The Company believes the fair value of the term debt approximates recorded amounts as of March 31, 2017 as the interest rates on the term debt are variable and are based on market interest rates after consideration of default and credit risk (using level 2 inputs).

See Note 5, “Fair value measurements” for further information on the fair value of the Company’s financial instruments.

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

The Company accounts for compensation expense related to stock options granted to non-employees based on fair values estimated using the Black-Scholes model. Stock options granted to non-employees are re-measured at each reporting date until the award is vested.

Net loss per common share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities, consisting of options to purchase common stock, common stock warrants, RSUs and PRSUs, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share because their effect would be antidilutive for all periods presented.

Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this ASU should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective January 1, 2017 and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company early adopted ASU 2017-01 effective January 1, 2017 and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. The Company early adopted ASU 2016-18 effective January 1, 2017 and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments. The ASU is intended to improve financial reporting by reducing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is permitted. The Company early adopted ASU 2016-15 effective January 1, 2017 and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting , which simplifies accounting for share-based payment award transactions. ASU-2016-09 is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is permitted. The Company adopted ASU 2016-09 effective January 1, 2017 and upon adoption of this standard, recorded a deferred tax asset for unrecorded excess tax benefits of approximately $0.4 million related to share-based payments through a cumulative effect adjustment to retained earnings, and a corresponding offset of the deferred tax asset with a 100% valuation allowance. In addition, under ASU 2016-09 the Company can elect a policy to account for forfeitures as they occur rather than on an estimated basis. The Company elected to continue its current policy of estimating forfeitures. The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the effect that ASU 2014-02 will have on its consolidated financial statements, related disclosures and ongoing financial reporting. The Company has not yet selected an implementation date for ASU 2016-02.

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

3. Business Combinations

In January 2017, the Company acquired AltaVoice (formerly Patient Crossroads), a privately-owned patient-centered data company with a global platform for collecting, curating, coordinating, and delivering safeguarded data from patients and clinicians. The acquisition, complemented by several other strategic partnerships, will expand the Company's genome network, designed to connect patients, clinicians, advocacy organizations, researchers, and therapeutic developers to accelerate the understanding, diagnosis, and treatment of hereditary disease. Pursuant to the terms of the Stock Purchase Agreement entered into on January 6, 2017, the Company acquired all of the outstanding shares of AltaVoice for total purchase consideration of $12.4 million, payable in the Company’s common stock, as follows:

(a)	payment of $5.5 million through the issuance of 641,126 shares of the Company’s common stock;
(b)

payment of $5.0 million in the Company’s common stock, payable on March 31, 2018, with the common shares deliverable equal to $5,000,000 divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018;

(c)

payment of $5.0 million in the Company’s common stock, contingently payable on March 31, 2018 if a milestone based on a certain threshold of revenue is achieved during 2017, with the shares deliverable equal to $5.0 million divided by the trailing average share price of Invitae common stock for the 30 days preceding March 31, 2018; or should the foregoing milestone not be achieved, then there is a new contingent milestone based on achieving a revenue target during 2017 and 2018. Should the new milestone revenue target be achieved, then on March 31, 2019, a payment of up to $5.0 million in the Company’s common stock. The actual payout is dependent upon the 2017 and 2018 revenue target (capped at $14.0 million) times 75% less $5.5 million. This formula in effect caps the possible payout amount at $5.0 million in the Company’s common shares. The number of shares to be issued will be equal to the payout amount divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2019.

The first payment of $5.5 million was classified as equity. The second payment was discounted to $4.7 million and recorded as a liability, and will be remeasured to fair value at each reporting date until the extinguishment of the liability on March 31, 2018. The third payment, representing contingent consideration, was determined to have a fair value of $2.2 million and was recorded as a liability. In accordance with ASC Topic 805, Business Combinations, the contingent consideration of $2.2 million will be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings.

The allocation of the purchase price is based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$54
Accounts receivable	274
Prepaid expense and other assets	52
Non-compete agreement	286
Developed technology	570
Customer relationships	3,389
Total identifiable assets acquired	4,625
Accounts payable	(28)
Deferred revenue	(202)
Accrued expenses	(21)
Deferred tax liability	(1,422)
Total liabilities assumed	(1,673)
Net identifiable assets acquired	2,952
Goodwill	9,432
Net assets acquired	$12,384

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows (in thousands):

	Gross Purchased Intangible Asset	Estimated Useful Life (in Years)
Non-compete agreements	$286	5
Developed technology	570	6
Customer relationships	3,389	10
	$4,245

The following table presents information about acquisition-related intangibles as of March 31, 2017 (in thousands):

	Cost	Accumulated Amortization	Net	Estimated Remaining Useful Life (in Years)
Non-compete agreements	$286	$(14)	$272	4.8
Developed technology	570	(24)	546	5.8
Customer relationships	3,389	(85)	3,304	9.8
	$4,245	$(123)	$4,122

Estimated future amortization expense of acquisition-related intangibles as of March 31, 2017 is as follows (in thousands):

Amount
Remainder of 2017	$368
2018	491
2019	491
2020	491
2021	491
Thereafter	1,790
$4,122

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of AltaVoice resulted in $9.4 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by combining capabilities, technology, and data to accelerate the use of genetic information for the diagnosis and treatment of hereditary diseases. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. Concurrent with the acquisition, the Company recorded additional goodwill of $1.4 million relating to the tax consequence of recognizing the fair value of the acquisition-related intangibles, with an equal offset to deferred tax liability.

The results of operations of AltaVoice for the period from the acquisition date through March 31, 2017 are included in the accompanying consolidated statements of operations. Pursuant to ASC 805, the Company incurred and expensed approximately $159,000 in acquisition and transitional costs associated with the acquisition of AltaVoice during the year ended December 31, 2016 and the three months ended March 31, 2017, which were primarily general and administrative related.

Pro-forma Financial Information:

The unaudited financial information in the table below summarizes the combined results of operations of the Company and AltaVoice on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the three months ended March 31, 2017 combines the results of the Company for the three months ended March 31, 2017, which include the results of AltaVoice subsequent to January 6, 2017 (the acquisition date), with the historical results for AltaVoice for the period from January 1, 2017 to January 6, 2017. The unaudited pro forma financial information for the three months ended March 31, 2016 combines the historical results for the Company for that period, with the historical results for AltaVoice for the same period.

The following table summarizes the pro forma financial information for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31,	March 31,
	2017	2016
Total revenue	$10,419	$4,376
Net loss	$(26,985)	$(25,754)

4. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$6,942	$—	$—	$6,942
U.S. treasury notes	14,015	—	(10)	14,005
U.S. government agency securities	39,363	—	(26)	39,337
	$60,320	$—	$(36)	$60,284
Reported as:
Cash equivalents				$2,245
Restricted cash				4,697
Marketable securities				53,342
Total cash equivalents, restricted cash and marketable securities				$60,284

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$19,457	$—	$—	$19,457
U.S. treasury notes	11,515	2	—	11,517
U.S. government agency securities	14,283	—	(2)	14,281
	$45,255	$2	$(2)	$45,255
Reported as:
Cash equivalents				$14,760
Restricted cash				4,697
Marketable securities				25,798
Total cash equivalents, restricted cash and marketable securities				$45,255

The total amount of unrealized losses at March 31, 2017 was $36,000. None of the available-for-sale securities held as of March 31, 2017 has been in a continuous unrealized loss position for more than one year. At March 31, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

At March 31, 2017, the remaining contractual maturities of available-for-sale securities were less than one year. For the three months ended March 31, 2017, there were no realized gains or losses on available-for-sale securities.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Leasehold improvements	$11,687	$1,256
Laboratory equipment	16,573	13,644
Equipment under capital lease	4,489	5,871
Computer equipment	2,759	2,514
Software	2,489	2,489
Furniture and fixtures	523	238
Automobiles	58	20
Construction-in-progress	3,294	12,229
Total property and equipment, gross	41,872	38,261
Accumulated depreciation and amortization	(15,268)	(14,468)
Total property and equipment, net	$26,604	$23,793

Depreciation and amortization expense was $1.7 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation and related expenses	$3,543	$3,072
Accrued laboratory materials purchases	797	338
Accrued professional services	663	446
Accrued construction in progress	965	1,215
Lease incentive obligation, current	468	468
Liabilities associated with business combination	4,762	—
Other	1,914	1,172
Total accrued liabilities	$13,112	$6,711

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Lease incentive obligation, non-current	$4,126	$4,243
Deferred rent, non-current	4,024	3,419
Liabilities associated with business combination	2,200	—
Other non-current liabilities	174	175
Total other long-term liabilities	$10,524	$7,837

5. Fair value measurements

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

The three-level hierarchy for the inputs to valuation techniques is summarized as follows:

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Level 1		Level 2	Level 3	Total
Financial assets:
Money market funds		$6,942	$—	$—	$6,942
U.S. treasury notes		14,005	—	—	14,005
U.S. government agency securities		—	39,337	—	39,337
Total financial assets		$20,947	$39,337	$—	$60,284

Financial liabilities:
Contingent consideration	$		$—	$2,200	$2,200
Total financial liabilities		$—	$—	$2,200	$2,200

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$19,457	$—	$—	$19,457
U.S. treasury notes	11,517	—	—	11,517
U.S. government agency securities	—	14,281	—	14,281
Total financial assets	$30,974	$14,281	$—	$45,255

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

The following table presents the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Level 3
Contingent Consideration Liability
Balance as of December 31, 2016	$—
Contingent consideration	2,200
Balance as of March 31, 2017	$2,200

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

As of March 31, 2017, the Company had a contingent obligation up to $5.0 million payable in the Company’s common stock to the former owners of AltaVoice in conjunction with the Company’s acquisition of AltaVoice in January 2017. The contingency is dependent upon future revenues attributable to AltaVoice. If such revenues are least $10 million in 2017, the Company will make a payment of $5.0 million in the Company’s common stock on March 31, 2018. If revenue attributable to AltaVoice is less than $10 million in 2017, but the combined revenue attributable to AltaVoice for the combined period of 2017 and 2018 is at least $10 million, the Company will make a payment of up to $5.0 million in the Company’s common stock on March 31, 2019. The Company estimated the fair value of the contingent consideration at $2.2 million, based on a Monte Carlo simulation, as well as estimates of the 30-day trailing price of its stock at certain dates, its volatility assumptions and its revenue forecasts, all of which were significant inputs in the Level 3 measurement not supported by market activity. The value of the liability will be subsequently remeasured to fair value at each reporting date. Changes in estimated fair value will be recorded as a component of operating expenses until the contingency is paid or expires. There was no change in the fair value of the contingent consideration between the acquisition date and March 31, 2017.

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at March 31, 2017 and December 31, 2016, are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$38,921	$39,495	$12,102	$11,905

6. Commitments and contingencies

Operating Leases

In September 2015, the Company entered into a lease agreement for a headquarters and production facility in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company has determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company will receive a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the

Company makes to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. At March 31, 2017, all of the lease incentive had been utilized by the Company. Aggregate future minimum lease payments for the new facility at March 31, 2017 were approximately $68.6 million.

In addition to the security deposit of approximately $4.6 million for the new facility, the Company has provided, as collateral for other leases, security deposits of $0.8 million at March 31, 2017 and at December 31, 2016, which are included in other assets in the Company’s consolidated balance sheets.

Future minimum payments under non-cancelable operating leases as of March 31, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$5,134
2018	6,898
2019	6,946
2020	6,917
2021	7,079
Thereafter	37,137
Total minimum lease payments	$70,111

Rent expense was $2.2 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

Debt Financing

In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank under which term loans were available for purchases of equipment up to an aggregate of $15.0 million. As of December 31, 2016, obligations under the Loan Agreement were $12.1 million.

On March 15, 2017, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with a lender pursuant to which the Company borrowed an initial term loan of $40.0 million, and received net proceeds of approximately $39.7 million. Subject to certain conditions, the Company will also be eligible to borrow a second term loan of $20.0 million in the first quarter of 2018. In connection with entering into the Loan and Security Agreement, the Company terminated the Loan Agreement and repaid in full the balance of its obligations under such agreement, approximately $12.1 million. The payment to the lender under the Loan Agreement included a prepayment premium of $670,000, which was classified as extinguishment of debt and included in other income (expense), net.

Term loans under the Loan and Security Agreement bear interest at a floating rate equal to an index rate plus 7.73%, where the index rate is the greater of 0.77% or the 30-day U.S. Dollar London Interbank Offered Rate (LIBOR) as reported in The Wall Street Journal, with the floating rate resetting monthly subject to a floor of 8.5%. The Company can make monthly interest-only payments until May 1, 2019 (or, subject to certain conditions, May 1, 2020), and thereafter monthly payments of principal and interest are required to fully amortize the borrowed amount by a final maturity date of March 1, 2022. A fee of 5% of each funded draw is due at the earlier of prepayment or loan maturity, a facility fee of 0.5% is due upon funding for each draw, and a prepayment fee of between 1% and 3% of the outstanding balance will apply in the event of a prepayment. Concurrent with each term loan, the Company will grant to the lender a warrant to acquire shares of the Company’s common stock equal to the quotient of 3% of the funded amount divided by a per share exercise price equal to the lower of the average closing price for the previous ten days of trading (calculated on the day prior to funding) or the closing price on the day prior to funding. In connection with the initial term loan, the Company granted the lender a warrant to purchase 116,845 shares of common stock at an exercise price of $10.27 per share. The Company classified the warrant as equity and determined the fair value of the warrant to be $740,000. The warrant has a term of ten years from the date of issuance and includes a cashless exercise provision.

The Company’s obligations under the Loan and Security Agreement are subject to quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by a security interest on substantially all the Company’s assets, excluding its intellectual property.

At March 31, 2017, obligations under the Loan and Security Agreement were $40.0 million. Debt issuance costs related to the Loan and Security Agreement of $339,000 and the warrant fair value of $740,000 were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the Loan and Security Agreement. Future payments under the Loan and Security Agreement as of March 31, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$2,310
2018	3,455
2019	12,367
2020	15,843
2021	14,651
Thereafter	5,479
Total remaining debt payments	54,105
Less: amount representing debt discount	(1,079)
Less: amount representing interest	(14,105)
Present value of remaining debt payments	38,921
Less: current portion	—
Total non-current debt obligation	$38,921

Interest expense related to the Loan and Security Agreement and the Loan Agreement was $306,000 and $52,000 for the three months ended March 31, 2017 and 2016, respectively.

Capital leases

The Company has entered into various capital lease agreements to obtain laboratory equipment. The terms of the capital leases are typically three years with interest rates ranging from 4.3% to 6.3%. The leases are secured by the underlying equipment. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets.

Future payments under capital leases at March 31, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$1,377
2018	849
2019	581
2020	194
Total capital lease obligations	3,001
Less: amount representing interest	(188)
Present value of net minimum capital lease payments	2,813
Less: current portion	(1,647)
Total non-current capital lease obligations	$1,166

Interest expense related to capital leases was $16,000 and $32,000 for the three months ended March 31, 2017 and 2016, respectively.

Property and equipment under capital leases was $4.5 million and $5.9 million as of March 31, 2017 and December 31, 2016, respectively. Accumulated depreciation and amortization, collectively, on these assets was $1.8 million and $2.8 million at March 31, 2017 and December 31, 2016, respectively.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at March 31, 2017 or December 31, 2016.

Contingencies

The Company was not a party to any material legal proceedings at March 31, 2017, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

7. Stock incentive plans

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

In January 2015, the Company adopted the 2015 Stock Incentive Plan, (the “2015 Plan”), which became effective upon the closing of the Company’s initial public offering (“IPO”). The 2015 Plan had 4,370,452 shares of common stock reserved for future issuance at the time of its effectiveness, which included 120,452 shares under the 2010 Plan which were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards.

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

In February 2016, the Company granted PRSUs under the 2015 Plan, which PRSUs could be earned based on the achievement of specified performance conditions measured over a period of approximately 12 months. Holders of PRSUs were eligible to receive 0% to 100% of the target number of PRSUs originally granted. Stock-based compensation expense associated with PRSU grants would be recorded when the performance conditions were determined to be probable and fully vested restricted stock units would be awarded upon the Audit Committee’s determination of the level of achievement. In February, 2017, upon the Audit Committee’s determination of the level of achievement, 352,045 fully vested stock units were awarded to holders of PRSUs.

Based on its evaluations of the probability of achieving performance conditions, the Company recorded stock-based compensation expense of $0.4 million and zero, for the three months ended March 31, 2017 and 2016, respectively, related to the PRSUs.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares available for grant	Stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2016	1,375,766	4,490,662	$8.21	8.11	$5,312
Additional shares reserved	2,923,183
Options granted	(443,648)	443,648	$8.97
Options cancelled	108,418	(108,418)	$9.87
Options exercised		(157,799)	$4.57
RSUs granted	(1,668,965)
RSUs cancelled	27,607
PRSUs cancelled	177,960
Balances at March 31, 2017	2,500,321	4,668,093	$8.37	8.20	$12,846
Options exercisable at March 31, 2017		1,723,431	$6.89	7.17	$7,351
Options vested and expected to vest at March 31, 2017		4,212,145	$8.27	8.12	$12,036

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $5.85 and $6.29 in the three months ended March 31, 2017 and 2016, respectively. The weighted-average fair value of RSUs granted was $10.22 and $10.00 in the three months ended March 31, 2017 and 2016. No PRSUs were granted in the three months ended March 31, 2017 and the weighted average fair value of PRSUs granted in the three months ended March 31, 2016 was $6.33.

The total grant date fair value of options to purchase common stock vested was $1.1 million and $1.3 million in the three months ended March 31, 2017 and 2016, respectively.

The intrinsic value of options to purchase common stock exercised was $856,000  and $507,000 in the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes RSU and PRSU activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2016	1,421,757	$8.77
RSUs granted	1,668,965	$10.22
RSUs vested	(13,316)	$8.99
PRSUs vested	(352,045)	$6.54
RSUs cancelled	(27,607)	$9.98
PRSUs cancelled	(177,960)	$6.53
Balance at March 31, 2017	2,519,794	$10.18

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At March 31, 2017, cash received from payroll deductions pursuant to the ESPP was $1.0 million.

The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At March 31, 2017, a total of 686,121 shares of common stock are reserved for issuance under the ESPP.

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

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing valuation model based on the following assumptions:

	Three months ended,
	March 31, 2017	March 31, 2016
Expected term (in years)	6.03	6.13
Expected volatility	72.94%	71.05%
Risk-free interest rate	2.05%	1.34%
Dividend yield	—	—

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model based on the following assumptions:

	As of March 31,
	2017	2016
Expected term (in years)	6.00 – 9.00	7.00 – 9.57%
Expected volatility	72.29 – 77.36%	71.05%
Risk-free interest rate	2.02 – 2.31%	1.44 – 1.73%
Dividend yield	—	—

The following table summarizes stock-based compensation expense for the three months ended March 31, 2017 and 2016, included in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2017	2016
Cost of revenue	$317	$201
Research and development	1,295	538
Selling and marketing	716	241
General and administrative	950	485
Total stock-based compensation expense	$3,278	$1,465

At March 31, 2017, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $16.3 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.8 years. Unrecognized compensation expense related to RSUs at March 31, 2017 was $19.3 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.8 years. At March 31, 2017, there was no unrecognized compensation expense related to PRSUs and no capitalized stock-based employee compensation.

8. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2017	2016
Net loss	$(26,928)	$(25,590)
Shares used in computing net loss per share, basic and diluted	42,318,136	31,964,541
Net loss per share, basic and diluted	$(0.64)	$(0.80)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2017 and 2016 because their inclusion would be anti-dilutive:

	Three months ended March 31,
	2017	2016
Shares of common stock subject to outstanding options	4,668,093	4,570,714
Shares of common stock subject to outstanding warrants	116,845	—
Shares of common stock subject to outstanding RSUs	2,519,794	998,837
Shares of common stock pursuant to ESPP	174,204	130,049
Total shares of common stock equivalents	7,478,936	5,699,600

9. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$9,208	$2,964
Canada	597	782
Rest of world	533	209
Total revenue	$10,338	$3,955

All long-lived assets, at March 31, 2017 and December 31, 2016, were located in the United States.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Historic results are not necessarily indicative of future results.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

•	the implementation of our business model;
•	the rate and degree of market acceptance of our tests and genetic testing generally;
•	our ability to scale our infrastructure and operations in a cost‑effective manner;
•	the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assay to include additional genes;
•	our expectations with respect to future hirings;
•	the timing and results of studies with respect to our tests;
•	developments and projections relating to our competitors and our industry;
•	the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;
•	our commercial plans, including our sales and marketing expectations;
•	our ability to obtain and maintain adequate reimbursement for our tests;
•	regulatory developments in the United States and foreign countries;
•	our ability to retain key scientific or management personnel;
•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our ability to obtain funding for our operations;
•	our financial performance;
•	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and
•	our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements.

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

Business overview

Our mission is to bring comprehensive genetic information into mainstream medical practice to improve the quality of healthcare for billions of people. We now have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. These additions to our test menu have resulted from a series of process improvements that have enabled us to continue to expand our test menu while maintaining our strategy of lowering the cost of genetic testing.

We have continued to experience rapid growth. For the three months ended March 31, 2017 and 2016 our revenue was $10.3 million and $4.0 million, respectively and we incurred net losses of $26.9 million and $25.6 million, respectively. At March 31, 2017, we had an accumulated deficit of $302.1 million. We increased our number of employees to 364 at March 31, 2017 from 281 on March 31, 2016. Our sales force grew to 60 at March 31, 2017 from 30 at March 31, 2016. We expect headcount will continue to increase in 2017, as we add staff to support anticipated growth.

Since our commercial launch through March 31, 2017, we have delivered approximately 104,000 billable tests. Sales of our tests have grown significantly. In 2015 we generated approximately 19,000 billable tests, in 2016 we generated approximately 57,000 billable tests, and in the first quarter of 2017 we generated approximately 24,000 billable tests. On a historical basis through March 31, 2017, approximately 21% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

We intend to continue to invest in our business. In 2015 we entered into a lease agreement for a new production facility and headquarters in San Francisco, California. This lease expires in July 2026 and at March 31, 2017, aggregate future minimum lease payments for the new facility are approximately $68.6 million. In January 2017, we acquired AltaVoice, a patient-centered data company with a global platform for collecting, curating, coordinating, and delivering safeguarded data from patients and clinicians. This acquisition expands our Genome Network, designed to connect patients, clinicians, advocacy organizations, researchers, and therapeutic developers to accelerate the understanding, diagnosis, and treatment of hereditary disease.

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

Success obtaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payers. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage from third-party payers, including the Centers for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering clinicians. We are approved as a Medicare provider, which allows us to bill for our services to Medicare patients. In October 2016, we announced that CMS had set final pricing for our multi-gene tests for hereditary breast cancer-related disorders at $925.00 per test. We are also in contract with numerous other third-party payers, and as of March 31, 2017, we have a total of over 187 million covered lives in network, including Medicare.

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

How we recognize revenue

Our historical revenue has been recognized primarily upon cash receipt. While we recognized $2.6 million of test revenue on an accrual basis in the three months ended March 31, 2017, and while we anticipate the number of payers for whom we recognize revenue upon delivery of test results will increase in the future, we do not expect to recognize significant additional amounts of revenue on an accrual basis in 2017. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter.

For the three months ended March 31, 2017 and 2016, amounts billed for tests delivered totaled $27.6 million and $11.8 million, respectively. In the three months ended March 31, 2017, we recognized revenue of $0.6 million related to collaboration revenue earned in 2017, $5.5 million related to amounts billed for tests delivered during 2016, $4.0 million related to amounts billed for tests delivered during 2015 and $0.2 million related to amounts billed for tests delivered in 2014. Of the total revenue of $10.3 million recognized for the three months ended March 31, 2017, $7.1 million was recognized for test revenue upon cash receipt, $2.6 million was recognized for test revenue on an accrual basis and $0.6 million was recognized for collaboration revenue on an accrual basis. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials. In addition, private payers often ask us to refrain from submitting claims for a period of up to 60 days after contract execution, which can cause the timing of payments to vary significantly during the months after contract signing, which may in turn cause our revenues to vary significantly from quarter to quarter.

We incur and recognize expenses for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we receive in respect of previously delivered but unpaid tests will favorably affect our results of operations in future periods.

Financial overview

Revenue

We generate revenue from the sale of our tests, which provide the analysis, and associated interpretation of the sequencing of parts of the genome. Clients are billed upon delivery of test results to the physician. For most of our customers, we do not have sufficient history of collection and are not yet able to determine a predictable pattern of collection, and therefore we currently recognize revenue from these customers when cash is received. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers and increase the rate at which we are paid for tests performed.

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

Selling and marketing

Selling and marketing expenses consist of personnel costs, client service expenses, direct marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our selling and marketing expenses will increase significantly in 2017, compared to 2016, primarily driven by the cost of hiring additional sales account executives associated with efforts to further penetrate the domestic market.

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

Other income (expense), net

Other income (expense), net, primarily consists of interest income and, in 2017, a loss on extinguishment of debt, and in 2016, the net exchange gain/loss on foreign currency transactions related to the operations of our subsidiary in Chile. We closed our Chilean facility in 2016.

Interest expense

Interest expense is attributable to borrowings under our loan and security agreement and financing obligations under capital lease agreements.

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

For the three months ended March 31, 2017 and 2016 we recorded stock-based compensation expense of $3.3 million and $1.5 million, respectively. At March 31, 2017, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $16.3 million, which we expect to recognize over a weighted-average period of 2.8 years. Unrecognized compensation expense related to RSUs at March 31, 2017 was $19.3 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.8 years.

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

Results of operations

Comparison of the three months ended March 31, 2017 and 2016 (in thousands except for percentage changes)

	Three Months Ended March 31,		Dollar	%
	2017	2016	Change	Change
Revenue	$10,338	$3,955	$6,383	161%
Operating expenses:
Cost of revenue	9,329	5,987	3,342	56%
Research and development	10,023	10,660	(637)	(6)%
Selling and marketing	11,572	7,043	4,529	64%
General and administrative	6,751	5,755	996	17%
Total operating expenses	37,675	29,445	8,230	28%
Loss from operations	(27,337)	(25,490)	(1,847)	7%
Other income (expense), net	(691)	(16)	(675)	4,219%
Interest expense	(322)	(84)	(238)	283%
Net loss before taxes	(28,350)	(25,590)	(2,760)	11%
Income tax benefit	(1,422)	—	(1,422)	(100)%
Net loss	$(26,928)	$(25,590)	$(1,338)	5%

Revenue

The increase in revenue of $6.4 million for the three months ended March 31, 2017 compared to the same period in 2016 was due primarily to increased test volume. Revenue recognized on an accrual basis increased to $2.6 million in the three months ended March 31, 2017 compared to $0.5 million in the same period in 2016. In the three months ended March 31, 2017, we recorded $0.6 million in revenue relating to our acquisition of AltaVoice.

Cost of revenue

The increase in the cost of revenue of $3.3 million for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to costs associated with increased test volume. For the three months ended March 31, 2017, the number of billable test results delivered increased to more than 24,000 from approximately 9,700 for the same period in 2016. Reflecting the increased test volumes, shipping and collection costs increased by $0.9 million and reagent and laboratory materials costs increased by $0.7 million. Personnel costs increased by $0.6 million reflecting increased headcount and increased time spent processing revenue-generating tests. Allocated technology and facilities-related expenses increased by $0.8 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. Costs associated with equipment and equipment maintenance increased by $0.5 million.

Research and development

The decrease in research and development expenses of $0.6 million for the three months ended March 31, 2017 compared to the same period in 2016 was primarily driven by the effect of increased test volumes and reduced validation sequencing activities in 2017. Allocation of resources from research and development to cost of revenue increased by $0.7 million, reflecting increased test volumes, and costs of reagents and laboratory materials decreased by $0.5 million. These cost decreases were partially offset by allocated technology and facilities-related expenses which increased by $0.5 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. In addition, personnel costs increased by $0.2 million due principally to stock-based compensation costs recognized in 2017.

Selling and marketing

The increase in selling and marketing expenses of $4.5 million for the three months ended March 31, 2017 compared to the same period in 2016 was due primarily to increased personnel costs of $3.1 million. Personnel costs increased due to headcount increases which reflected the hiring of new field sales representatives, the addition of former AltaVoice employees and the transfer of personnel to selling and marketing from research and development. Allocated technology and facilities-related expenses increased by $1.0 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. Travel costs increased by $0.5 million, reflecting increased headcount. In addition, amortization of intangible assets related to the AltaVoice acquisition increased by $0.1 million.

These cost increases were partially offset by a decrease of $0.2 million in costs associated with software and software development.

General and administrative

The increase in general and administrative expenses of $1.0 million for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the following: personnel costs increased by $0.8 million principally reflecting increased headcount. Headcount increased principally due to hiring an internal billings and collection team. Third-party billings and collection costs increased by $0.3 million, reflecting increased billing-related cash collections. Depreciation increased by $0.1 million, due to leasehold improvements in our new production facility and headquarters. Impairment charges increased by $0.1 million, reflecting costs associated with the move to our new production facility and headquarters. Consulting costs also increased by $0.1 million.

These cost increases were offset by the following: allocated technology and facilities-related expenses decreased by $0.5 million, reflecting the allocation of costs associated with our new production facility and headquarters, which became fully operational in February 2017. From February 2016 to January 2017, we recorded rent expense for our new production facility and headquarters as general and administrative expense. Beginning in February 2017, we began allocating this cost across our organization. In addition, audit fees decreased by $0.3 million, due principally to consultancy costs incurred in 2016 but not in 2017, and legal fees decreased by $0.1 million.

Other income (expense), net

The net increase in other income (expense) of $0.7 million for the three months ended March 31, 2017 compared to the same period in 2016 was principally due to a loss on extinguishment of debt of $0.7 million recorded in March 2017. This charge related to our repayment in full, and prior to the scheduled maturity date, of the balance of our obligations under a loan and security agreement entered into in July 2015.

Interest expense

The increase in interest expense of $0.2 million for the three months ended March 31, 2017 compared to the same period in 2016 was due principally to increased borrowings, both under the loan agreement entered into in July 2015 and a loan and security agreement entered into in March 2017.

Income tax benefit

The income tax benefit of $1.4 million recorded in the three months ended March 31, 2017 was due to changes in our deferred income tax asset valuation allowances resulting from our acquisition of AltaVoice in January 2017.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the three months ended March 31, 2017 and 2016, we had net losses of $26.9 million and $25.6 million, respectively, and we expect to incur additional losses in the near-term future. At March 31, 2017, we had an accumulated deficit of $302.1 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock, net proceeds of approximately $105.7 million from our initial public offering and net proceeds of $47.1 million from an underwritten public offering of our common stock which closed in November 2016.

We have entered into various capital lease agreements for an aggregate financing amount of $8.2 million from inception through December 31, 2016 to obtain laboratory equipment. The terms of our capital leases are typically three years. Interest rates for currently outstanding capital leases range from 4.3% to 6.3% and the leases are secured by the underlying equipment.

In addition, in July 2015, we entered into a loan and security agreement, or the 2015 Loan Agreement, with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million were available in tranches not to exceed $2.5 million. At December 31, 2016, we had borrowed a total of $15.0 million under the 2015 Loan Agreement and our outstanding balance payable to the lender was $12.1 million. In March 2017, in connection with the execution of a new loan agreement, we repaid in full the balance of our obligations under the 2015 Loan Agreement, approximately $12.1 million, and terminated the 2015 Loan Agreement.

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

At March 31, 2017 and December 31, 2016, we had $101.5 million and $97.3 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred substantial losses since our inception and we expect to continue to incur operating losses in the near-term. We believe our existing cash and cash equivalents as of March 31, 2017, revenue from the sale of our tests and the net proceeds of the term loan, which was funded in March 2017, will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report. Beyond this 12-month period, we intend to generate sufficient cash from operations to fund our future operating needs, but there can be no assurance we will be able to do so.

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

We have implemented the guidance in Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the March 31, 2017 financial statements are issued.

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(22,030)	$(23,988)
Cash used in investing activities	(28,909)	(23,856)
Cash provided by financing activities	27,553	1,920

Cash flows from operating activities

For the three months ended March 31, 2017, cash used in operating activities of $22.0 million principally resulted from our net loss of $26.9 million offset by non-cash charges of $3.3 million for stock-based compensation, $1.7 million for depreciation and amortization and $0.3 million for losses on disposals of assets. The net effect on cash of changes in net operating assets was a use of cash of $0.4 million.

For the three months ended March 31, 2016, cash used in operating activities of $24.0 million principally resulted from our net loss of $25.6 million offset by non-cash charges of $1.5 million for stock-based compensation and $1.6 million for depreciation and amortization. The net effect on cash of changes in net operating assets was $1.8 million and was principally due to the effects of increased balances of prepaid expenses and other assets and reduced accounts payable balances.

Cash flows from investing activities

For the three months ended March 31, 2017 cash used in investing activities of $28.9 million was due to purchases of marketable securities exceeding maturities of marketable securities by $27.6 million. This was principally due to the application of net proceeds received from the term loan under the 2017 Loan Agreement to purchase marketable securities. Cash used for purchases of property and equipment was $1.3 million.

For the three months ended March 31, 2016, cash used in investing activities of $23.9 million was primarily due to purchases of marketable securities exceeding proceeds from sales and maturities of marketable securities by $22.8 million and purchases of property and equipment of $1.0 million.

Cash flows from financing activities

For the three months ended March 31, 2017, cash provided by financing activities of $27.6 million consisted of net proceeds of $39.7 million from an initial term loan under the 2017 Loan Agreement and cash received from exercises of stock options of $0.7 million. These cash inflows were partially offset by loan payments of $12.1 million and capital lease obligations payments of $0.7 million.

Cash provided by financing activities for the three months ended March 31, 2016 of $1.9 million consisted primarily of borrowings of $2.5 million under the 2015 Loan Agreement, partially offset by loan payments of $0.4 million and payments of $0.4 million on our capital lease obligations.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of March 31, 2017 (in thousands):

Contractual obligations:	Remainder of 2017	2018 and 2019	2020 and 2021	2022 and beyond	Total
Operating leases	$5,134	$13,844	$13,996	$37,137	$70,111
Capital leases	1,377	1,430	194	—	3,001
Term loan	2,310	15,823	30,494	5,478	54,105
Total	$8,821	$31,097	$44,684	$42,615	$127,217

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

Aggregate future minimum lease payments for these facilities are included in the table above. See Note 6, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

In March 2017, we entered into the 2017 Loan Agreement pursuant to which we borrowed an initial term loan of $40.0 million and received net proceeds of $39.7 million. Subject to certain conditions, we will also be eligible to borrow a second term loan of $20.0 million in the first quarter of 2018. The amounts in the line item “Term loan” in the table above include principal and interest payments pertaining to the initial term loan of $40.0 million. See Note 6, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent accounting pronouncements

See “Recent accounting pronouncements” in Note 2, “Summary of significant accounting policies” in the Notes to Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations of $40.0 million at March 31, 2017, which resulted from a term loan pursuant to the 2017 Loan Agreement. This loan is subject to a floating interest rate. We had capital lease obligations of $2.8 million as of March 31, 2017, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. Our cash, cash equivalents, marketable securities and restricted cash totaled $101.5 million at March 31, 2017, and consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At March 31, 2017, a hypothetical 1% (100 basis points) increase in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $220,000. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

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

(b) Changes in internal control over financial reporting

During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred substantial losses since our inception. For the three months ended March 31, 2017 and 2016, we had net losses of $26.9 million and $25.6 million, respectively. At March 31, 2017, we had an accumulated deficit of $302.1 million. To date, we have generated limited revenue, and we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Although we plan on achieving profitability by the end of 2018, we may not successfully execute our plan. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our test from many of the large commercial third-party payers in the United States, and in April 2016, the Centers for Medicare and Medicaid Services began providing reimbursement for our multi-gene tests for hereditary breast cancer-related disorders. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient, which may result in further delay or decreased likelihood of collection.

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

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe our existing cash and cash equivalents as of March 31, 2017, revenue from the sale of our tests and the net proceeds of a term loan, which was funded in March 2017, will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report. Beyond this 12-month period, we intend to generate sufficient cash from operations to fund our future operating needs, but there can be no assurance we will be able to do so. We may need additional funding to finance our operations prior to achieving profitability. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our new loan agreement are subject to covenants, including quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.

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

We may not be able to market or sell our current tests and any future tests we may develop effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests in the United States through our internal sales force and outside the United States with the assistance of distributors. Historically, our sales efforts have been focused primarily on hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. In fact, we significantly increased the size of our sales force in the first quarter of 2017. Our future sales will also depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We have limited experience implementing these types of alternative marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.

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

We currently have distribution arrangements in several countries, and our business strategy contemplates ongoing international expansion. Doing business internationally involves a number of risks, including:

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

At March 31, 2017, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 61% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At March 31, 2017, our total gross deferred tax assets were $94.0 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre- change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

2.1

Stock Purchase Agreement dated as of January 6, 2017 by and among Invitae Corporation, each of the selling shareholders listed on Schedule 1 thereto, and the sellers’ agent (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K filed January 6, 2017).

4.1

Form of Warrant to Purchase Common Stock between Oxford Capital, LLC and Invitae Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.1

Loan and Security Agreement dated as of March 15, 2017 between Oxford Capital, LLC and Invitae Corporation (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

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

Date: May 9, 2017