Form 10-K/A
period 2016-12-31
Invitae Corp
filed 2017-06-23
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-36847

 Invitae Corporation

(Exact name of the registrant as specified in its charter)

Delaware	27-1701898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $135.1 million, based on the closing price of the common stock as reported on The New York Stock Exchange for that date.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2017 was 42,248,590.

EXPLANATORY NOTE

Invitae Corporation (Invitae) is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2016, previously filed with the Securities and Exchange Commission (SEC) on March 16, 2017 (the Original 10-K), for the sole purpose of filing a revised version of Exhibit 10.13, reflecting changes to Invitae’s confidential treatment request with respect to certain portions of such exhibit.  Accordingly, Exhibit 10.13 to this Amendment supersedes and replaces in its entirety Exhibit 10.13 to the Original 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Invitae’s principal executive officer and principal financial officer are being filed as exhibits to this Amendment; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the date of the Original 10-K nor does it modify or update the disclosures contained in the Original 10-K that may be affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original 10-K and Invitae’s other filings made with the SEC subsequent to the filing of the Original 10-K.

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Financial Statements: Reference is made to the Index to Financial Statements of Invitae Corporation included in Item 8 of Part II hereof.

2.	Financial Statement Schedules: All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

3.	Exhibits: See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)	Exhibits

See Exhibit Index for a listing of exhibits.

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

INVITAE CORPORATION

Date: June 23, 2017	By:	/s/ Sean E. George, Ph.D.
Sean E. George, Ph.D. President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

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

10.13*	Loan and Security Agreement dated as of March 15, 2017 between Oxford Capital, LLC and Invitae Corporation.

10.14**	Form of Warrant to Purchase Common Stock between Oxford Capital, LLC and Invitae Corporation.

12.1**	Statement regarding computation of ratios.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑201433), as amended, declared effective on February 11, 2015).

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (contained on the signature page to this Form 10‑K).

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**+	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes‑Oxley Act of 2002).

32.2**+	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes‑Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Previously filed with Invitae’s Annual Report on Form 10-K, originally filed with the SEC on March 16, 2017, which is being amended hereby.
@	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
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

&	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.