Form 10-K/A
period 2016-12-31
Invitae Corp
filed 2017-06-26
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Invitae Corporation (Invitae) is filing this Amendment No 2 (this Amendment) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2016, previously filed with the Securities and Exchange Commission (SEC) on March 16, 2017 (the Original 10-K), for the sole purpose of filing a revised version of Exhibit 10.13, reflecting changes to Invitae’s confidential treatment request with respect to certain portions of such exhibit.  Accordingly, Exhibit 10.13 to this Amendment supersedes and replaces in its entirety Exhibit 10.13 to the Original 10-K, as well as Exhibit 10.13 to Amendment No. 1 to Form 10-K which was filed on June 23, 2017 and inadvertently did not include one page that is part of Exhibit 10.13.

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

INVITAE CORPORATION

Date: June 26, 2017	By:	/s/ Sean E. George, Ph.D.
Sean E. George, Ph.D. President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

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