Form 10-Q
period 2017-06-30
Invitae Corp
filed 2017-08-09
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 28, 2017 was 43,544,561.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$27,673	$66,825
Marketable securities	47,699	25,798
Accounts receivable	2,556	1,153
Prepaid expenses and other current assets	8,278	8,024
Total current assets	86,206	101,800
Property and equipment, net	27,664	23,793
Restricted cash	4,997	4,697
Intangible assets, net	6,467	—
Goodwill	13,477	—
Other assets	397	361
Total assets	$139,208	$130,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,123	$3,352
Accrued liabilities	12,715	6,711
Capital lease obligation, current portion	1,817	1,309
Debt, current portion	—	3,381
Total current liabilities	19,655	14,753
Capital lease obligation, net of current portion	2,180	266
Debt, net of current portion	38,975	8,721
Other long-term liabilities	11,234	7,837
Total liabilities	72,044	31,577
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 20,000,000 shares; Issued and outstanding: no shares as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value: Authorized: 400,000,000 shares; Issued and outstanding: 43,543,485 and 41,143,513 shares as of June 30, 2017 and December 31, 2016, respectively	4	4
Accumulated other comprehensive loss	(38)	—
Additional paid-in capital	397,901	374,288
Accumulated deficit	(330,703)	(275,218)
Total stockholders’ equity	67,164	99,074
Total liabilities and stockholders’ equity	$139,208	$130,651

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Test revenue	$13,592	$5,533	$23,287	$9,488
Other revenue	744	48	1,387	48
Total revenue	14,336	5,581	24,674	9,536
Costs and operating expenses:
Cost of test revenue	10,490	6,476	19,819	12,463
Research and development	11,339	10,713	21,362	21,373
Selling and marketing	12,520	6,843	24,092	13,886
General and administrative	8,062	6,384	14,813	12,139
Total costs and operating expenses	42,411	30,416	80,086	59,861
Loss from operations	(28,075)	(24,835)	(55,412)	(50,325)
Other income (expense), net	151	88	(540)	72
Interest expense	(1,067)	(100)	(1,389)	(184)
Net loss before taxes	(28,991)	(24,847)	(57,341)	$(50,437)
Income tax benefit	(434)	—	(1,856)	—
Net loss	$(28,557)	$(24,847)	$(55,485)	$(50,437)
Net loss per share, basic and diluted	$(0.66)	$(0.77)	$(1.30)	$(1.57)
Shares used in computing net loss per share, basic and diluted	43,226,569	32,154,982	42,808,175	32,060,260

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(28,557)	$(24,847)	$(55,485)	$(50,437)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(2)	4	(38)	47
Comprehensive loss	$(28,559)	$(24,843)	$(55,523)	$(50,390)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(55,485)	$(50,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,545	3,251
Stock-based compensation	9,607	3,342
Amortization of premium on marketable securities	80	191
Loss on disposal of assets	268	933
Remeasurements of liabilities associated with business combinations	352	—
Changes in operating assets and liabilities net of effects of business combination:
Accounts receivable	(1,119)	(311)
Prepaid expenses and other current assets	(198)	(2,270)
Other assets	(36)	964
Accounts payable	2,049	(163)
Accrued expenses and other liabilities	(894)	2,104
Net cash used in operating activities	(41,831)	(42,396)

Cash flows from investing activities:
Purchases of marketable securities	(57,187)	(69,898)
Proceeds from maturities of marketable securities	35,168	69,835
Acquisition of businesses, acquired cash	108	—
Purchases of property and equipment	(3,476)	(3,802)
Net cash used in investing activities	(25,387)	(3,865)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,264	1,361
Proceeds from loan agreement	—	5,000
Proceeds from loan and security agreement	39,661	—
Loan payments	(12,102)	(915)
Capital lease principal payments	(1,457)	(795)
Net cash provided by financing activities	28,366	4,651

Net decrease in cash, cash equivalents and restricted cash	(38,852)	(41,610)
Cash, cash equivalents and restricted cash at beginning of period	71,522	78,069

Cash, cash equivalents and restricted cash at end of period	$32,670	$36,459

Supplemental cash flow information:
Interest paid	$1,209	$184

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$3,879	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$1,647	$984
Warrants issued pursuant to loan and security agreement	$740	$—
Common stock issued for acquisition of businesses	$11,002	$—
Consideration payable for acquisition of businesses	$7,522	$—

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

The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term future. For the year ended December 31, 2016, the Company’s net loss was $100.3 million, and for the six months ended June 30, 2017, the Company’s net loss was $55.5 million. At June 30, 2017, the Company’s accumulated deficit was $330.7 million. To date, the Company has generated only limited revenue, and it may never achieve revenue sufficient to offset its expenses. The Company believes its existing cash and cash equivalents as of June 30, 2017, revenue from the sale of its tests, a second term loan of $20.0 million under the loan agreement funded in March 2017, and the net proceeds of a private placement that closed in August 2017 (see Note 11) will be sufficient to meet its anticipated cash requirements for the 12-month period following the filing date of this report. Beyond this 12-month period, the Company intends to generate sufficient cash from operations to fund its future operating needs, but there can be no assurance it will be able to do so.

The Company may need to obtain additional funding to finance operations prior to achieving profitability. Company management regularly considers fundraising opportunities and will determine the timing, nature and amount of financings based upon various factors, including market conditions and management’s operating plans. The Company may in the future elect to finance operations by selling equity or debt securities or borrowing money. If additional funding is required, there can be no assurance that additional funds will be available to the Company on acceptable terms on a timely basis, if at all. If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations and future prospects.

The Company has implemented the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that the June 30, 2017 financial statements are issued.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

As a result of the immaterial classification errors discussed above, the unaudited condensed consolidated financial statements for the six months ended June 30, 2016 reflect the following immaterial reclassification adjustments: reclassification for asset impairment charges from other income (expense), net to general and administrative expense of $0.2 million for the three months ended March 31, 2016; and reclassification for asset impairment charges from other income (expense), net, to general and administrative expense of $0.7 million for the three months ended June 30, 2016.

2. Summary of significant accounting policies

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; the recoverability of long-lived assets; impairment of goodwill and intangible assets; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Concentrations of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.

No single customer represented 10.0% of accounts receivable in the consolidated financial statements as of June 30, 2017 or 2016. One customer represented 10.4% and 10.0% of total revenue for three and six months ended June 30, 2017, respectively. No customer represented over 10.0% of total revenue for the three and six months ended June 30, 2016.

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

Accounts receivable

The Company receives payment for its tests from patients, institutional customers and third-party payers. For most payers, the Company has not been able to demonstrate a predictable pattern of collectability, and therefore recognizes revenue when payment is received. For payers who have demonstrated a consistent pattern of payment of tests billed, the Company recognizes revenue, at estimated realizable amounts, upon delivery of test results. Accounts receivable balances primarily represent patient, institutional customer and Medicare billings.

Restricted cash

Restricted cash consists of money market funds that serve as: collateral for a security deposit for the Company’s lease agreement for its production facility and headquarters entered into in September 2015; collateral for a credit card agreement at one of the Company’s financial institutions; and for securing a letter of credit as collateral for a facility sublease agreement.

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows (in thousands):

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$27,673	$31,587
Restricted cash	4,997	4,872
Total cash, cash equivalents and restricted cash	$32,670	$36,459

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

Intangible Assets

Amortizable intangible assets include trade names, non-compete agreements, developed technology and customer relationships acquired as part of business combinations. Intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from five to ten years and are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment.

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company will perform its first annual impairment review of its goodwill balance as of October 1, 2017 in accordance with ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which the Company adopted effective January 1, 2017. In testing for goodwill, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

The Company acquired goodwill as part of business acquisitions in January 2017 and June 2017, and therefore has not previously tested for nor recorded any goodwill impairment losses.

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

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, capital leases and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to the Company, the carrying value of capital leases approximates fair value. The Company believes the fair value of the term debt approximates recorded amounts as of June 30, 2017 as the interest rates on the term debt are variable and are based on market interest rates after consideration of default and credit risk (using level 2 inputs).

See Note 6, “Fair value measurements” for further information on the fair value of the Company’s financial instruments.

Revenue recognition

Test revenue is generated from the sale of tests that provide analysis and associated interpretation of the sequencing of parts of the genome. Revenue associated with subsequent re-requisition services and family variant tests was de minimis for all periods presented.

Test revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The criterion for whether the fee is fixed or determinable and whether collectability is reasonably assured are based on management’s judgments. When evaluating collectability, in situations where contracted reimbursement coverage does not exist, the Company considers whether the Company has sufficient history to reliably estimate a payer’s individual payment patterns. The Company reviews the number of tests paid against the number of tests billed over at least six months of payment history and the payer’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the amount billed. For most payers, the Company has not been able to demonstrate a predictable pattern of collectability, and therefore recognizes revenue when payment is received. For payers who have demonstrated a consistent pattern of payment of tests billed at appropriate amounts, the Company recognizes revenue, at estimated realizable amounts, upon delivery of test results.

Other revenue consists primarily of revenue from genome network subscription services which is recognized on a straight-line basis over the subscription term, and revenue from collaboration agreements.

Cost of test revenue

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

The Company accounts for compensation expense related to stock options granted to non-employees based on fair values estimated using the Black-Scholes option-pricing model. Stock options granted to non-employees are re-measured at each reporting date until the award is vested.

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

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for annual and interim periods beginning on or after December 15, 2019 and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements, related disclosures and ongoing financial reporting. The Company has not yet selected an implementation date for ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). ASU 2015-14 defers the effective date of ASU 2014-09 for public business entities by one year to annual reporting periods beginning after December 15, 2017. Therefore, the new standard will become effective for the Company on January 1, 2018. The new standard permits the use of two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to implement ASU 2014-09 effective January 1, 2018 using the modified retrospective method. While the Company continues to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements, related disclosures and ongoing financial reporting, it anticipates the adoption of ASC 2014-09 will result in changes in the timing of revenue recognition. The Company currently recognizes revenue for the majority of third-party payers on a cash basis. Under ASU 2014-09, the Company anticipates it will recognize revenue from third-party payers on an accrual basis. Therefore, the timing of revenue recognition for third-party payers will be accelerated under ASC-2014-09, in comparison to the Company’s current revenue recognition practices.

Recently adopted accounting pronouncements

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. The ASU is intended to improve financial reporting by reducing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning on or after December 15, 2016. The Company adopted ASU 2016-15 effective January 1, 2017 and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies accounting for share-based payment award transactions. ASU 2016-09 is effective for annual and interim periods beginning on or after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017 and upon adoption of this standard, recorded a deferred tax asset for unrecorded excess tax benefits of approximately $0.4 million related to share-based payments through a cumulative effect adjustment to retained earnings, and a corresponding offset of the deferred tax asset with a 100% valuation allowance. In addition, under ASU 2016-09 the Company can elect a policy to account for forfeitures as they occur rather than on an estimated basis. The Company elected to continue its current policy of estimating forfeitures. The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

The Company has determined there are no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

Prior Period Reclassifications

Revenue amounts in prior periods have been reclassified to conform with current period presentation, which separates test revenue from other revenue, which consists principally of revenue from genome network subscription services and collaboration arrangements.

3. Business combinations

AltaVoice

In January 2017, the Company acquired AltaVoice (formerly Patient Crossroads, Inc.), a privately-owned patient-centered data company with a global platform for collecting, curating, coordinating, and delivering safeguarded data from patients and clinicians. The acquisition, complemented by several other strategic partnerships, will expand the Company's genome network, designed to connect patients, clinicians, advocacy organizations, researchers, and therapeutic developers to accelerate the understanding, diagnosis, and treatment of hereditary disease. Pursuant to the terms of the Stock Purchase Agreement entered into on January 6, 2017, the Company acquired all of the outstanding shares of AltaVoice for total purchase consideration of $12.4 million, payable in the Company’s common stock, as follows:

(a)	payment of $5.5 million through the issuance of 641,126 shares of the Company’s common stock;
(b)

payment of $5.0 million in the Company’s common stock, payable on March 31, 2018, with the common shares deliverable equal to $5.0 million divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018;

(c)

payment of $5.0 million in the Company’s common stock, contingently payable on March 31, 2018 if a milestone based on a certain threshold of revenue is achieved during 2017, with the shares deliverable equal to $5.0 million divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018; or should the foregoing milestone not be achieved, then there is a new contingent milestone based on achieving a revenue target during 2017 and 2018. Should the new milestone revenue target be achieved, then on March 31, 2019, a payment of up to $5.0 million in the Company’s common stock would be payable. The actual payout is dependent upon the 2017 and 2018 revenue target (capped at $14.0 million) times 75% less $5.5 million. This formula in effect caps the possible payout amount at $5.0 million in the Company’s common shares. The number of shares to be issued will be equal to the payout amount divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2019.

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

For the second payment, whose acquisition-date fair value was $4.7 million, the Company recorded a remeasurement loss of $58,000 and $111,000 in other income (expense), net, for the three and six months ended June 30, 2017, respectively. These remeasurement losses resulted from adjustments to the discounted value of the second payment, reflecting the passage of time. For the third payment whose contingent acquisition-date fair value was $2.2 million, the Company recorded a remeasurement loss of $241,000 in operating expense for the three and six months ended June 30, 2017. This remeasurement loss reflected an updated estimation of fair value of the third payment. The principal input affecting that estimation was the passage of time.

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

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows (in thousands):

	Gross Purchased Intangible Assets	Estimated Useful Life (in Years)
Non-compete agreement	$286	5
Developed technology	570	6
Customer relationships	3,389	10
	$4,245

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

The results of operations of AltaVoice for the period from the acquisition date through June 30, 2017 are included in the accompanying consolidated statements of operations. Pursuant to ASC 805, the Company incurred and expensed approximately $159,000 in acquisition and transitional costs associated with the acquisition of AltaVoice during the year ended December 31, 2016 and the three months ended March 31, 2017, which were primarily general and administrative related.

Ommdom

In June 2017, the Company acquired Ommdom, Inc., a privately-held company that develops, commercializes and sells hereditary risk assessment and management software, including CancerGene Connect, a cancer genetic counseling platform. The acquisition expands Invitae’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. CancerGene Connect is a platform for collecting and managing genetic family histories. The platform uses a cloud-based, mobile friendly patient interface to gather family history information from patients prior to a clinician appointment. Then, analysis tools analyze patients’ predisposition to disease and provide actionable analysis to inform therapeutic decisions, such as genetic testing or treatment approaches. In addition, the platform provides clinicians with the ability to look beyond the individual to understand trends across all of their patients.

Pursuant to the terms of the Stock Exchange Agreement entered into on June 11, 2017, the Company acquired all of the outstanding shares of Ommdom for consideration of $6.1 million, payable entirely in the Company’s common stock. There was no cash consideration nor any contingent payments associated with the acquisition, other than a hold-back amount of $613,000. Per the terms of the agreement, the Company will issue shares of its common stock as follows:

(a)	payment of $5.5 million through the issuance of 600,108 shares of the Company’s common stock; and
(b)	payment of $0.6 through the issuance of 66,582 shares of the Company’s common stock, representing a hold-back amount, and payable on the twelve-month anniversary of the acquisition date.

The first payment of $5.5 million was classified as equity. The second payment of $613,000 was recorded as a stock payable liability and will be reclassified to equity upon the issuance of the Company’s common stock on the twelve-month anniversary of the acquisition date.

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

Cash	$53
Accounts receivable	10
Prepaid expense and other assets	4
Trade name	13
Developed technology	2,335
Customer relationships	147
Total identifiable assets acquired	2,562
Accounts payable	(16)
Accrued expenses	(17)
Deferred tax liability	(434)
Total liabilities assumed	(467)
Net identifiable assets acquired	2,095
Goodwill	4,045
Net assets acquired	$6,140

Finite-lived intangibles included in the above table are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows (in thousands):

	Gross Purchased Intangible Assets	Estimated Useful Life (in Years)
Trade name	$13	5
Developed technology	2,335	5
Customer relationships	147	5
	$2,495

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Ommdom resulted in the recognition of $4.0 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by expanding the Company’s suites of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. Concurrent with the acquisition, the Company recorded additional goodwill of $434,000 relating to the tax consequence of recognizing the fair value of the acquisition-related intangibles, with an equal offset to deferred tax liability.

The results of operations of Ommdom for the period from the acquisition date through June 30, 2017 are included in the accompanying consolidated statements of operations. Pursuant to ASC 805, the Company incurred and expensed approximately $164,000 in acquisition and transitional costs associated with the acquisition of Ommdom during the three and six months ended June 30, 2017, which were primarily general and administrative related.

Pro-forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, AltaVoice and Ommdom on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the three and six months ended June 30, 2017 combines the results of the Company for the three and six months ended June 30, 2017, which include the results of AltaVoice subsequent to January 6, 2017 and the results of Ommdom subsequent to June 11, 2017 (the acquisition dates for AltaVoice and Ommdom, respectively), with the historical results for AltaVoice for the period from January 1, 2017 to January 6, 2017 and the historical results for Ommdom for the period from January 1, 2017 to June 11, 2017. The unaudited pro forma financial information for the three and six months ended June 30, 2016 combines the historical results for the Company for those periods, with the historical results for AltaVoice and Ommdom for the same periods.

The following table summarizes the pro forma financial information for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue	$14,395	$6,076	$24,791	$10,461
Net loss	$(28,855)	$(25,082)	$(55,900)	$(50,996)

4. Goodwill and intangible assets

Goodwill

Details of the Company’s goodwill for the six months ended June 30, 2017 are as follows (in thousands):

	AltaVoice	Ommdom	Total
Balance as of December 31, 2016	$—	$—	$—
Goodwill acquired	9,432	—	9,432
Balance as of March 31, 2017	9,432	—	9,432
Goodwill acquired	—	4,045	4,045
Balance as of June 30, 2017	$9,432	$4,045	$13,477

The acquisitions of AltaVoice and Ommdom resulted in the recognition of $9.4 million and $4.0 million of goodwill, respectively, for the six months ended June 30, 2017.

Intangible Assets

The following table presents details of the Company’s finite-lived intangible assets as of June 30, 2017 (in thousands):

	Cost	Accumulated Amortization	Net	Estimated Remaining Useful Life (in Years)
Customer relationships	$3,536	$(172)	$3,364	9.3
Developed technology	2,905	(72)	2,833	5.0
Non-compete agreement	286	(29)	257	4.5
Trade name	13	—	13	4.9
	$6,740	$(273)	$6,467

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $149,000 and $273,000 for the three and six months ended June 30, 2017, respectively. As all acquisition-related intangible assets were acquired in 2017, no amortization was recorded for the three and six months ended June 30, 2016. Intangible assets are carried at cost less accumulated amortization. Amortization expense is recorded to sales and marketing and general and administrative expense.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2017 (in thousands):

Amount
Remainder of 2017	$495
2018	990
2019	990
2020	990
2021	990
Thereafter	2,012
$6,467

5. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$21,993	$—	$—	$21,993
U.S. treasury notes	11,018	—	(9)	11,009
U.S. government agency securities	37,720	—	(29)	37,691
	$70,731	$—	$(38)	$70,693
Reported as:
Cash equivalents				$17,997
Restricted cash				4,997
Marketable securities				47,699
Total cash equivalents, restricted cash and marketable securities				$70,693

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$19,457	$—	$—	$19,457
U.S. treasury notes	11,515	2	—	11,517
U.S. government agency securities	14,283	—	(2)	14,281
	$45,255	$2	$(2)	$45,255
Reported as:
Cash equivalents				$14,760
Restricted cash				4,697
Marketable securities				25,798
Total cash equivalents, restricted cash and marketable securities				$45,255

The total amount of unrealized losses at June 30, 2017 was $38,000. The total fair value of investments with unrealized losses at June 30, 2017 was $47.7 million. None of the available-for-sale securities held as of June 30, 2017 has been in a continuous unrealized loss position for more than one year. At June 30, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

At June 30, 2017, the remaining contractual maturities of available-for-sale securities were less than one year. For the six months ended June 30, 2017, there were no realized gains or losses on available-for-sale securities.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Leasehold improvements	$12,447	$1,256
Laboratory equipment	15,386	13,644
Equipment under capital lease	6,628	5,871
Computer equipment	2,759	2,514
Software	2,489	2,489
Furniture and fixtures	523	238
Automobiles	20	20
Construction-in-progress	2,938	12,229
Total property and equipment, gross	43,190	38,261
Accumulated depreciation and amortization	(15,526)	(14,468)
Total property and equipment, net	$27,664	$23,793

Depreciation expense was $1.6 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $3.2 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation and related expenses	$4,088	$3,072
Accrued laboratory materials purchases	521	338
Accrued professional services	692	446
Accrued construction in progress	—	1,215
Lease incentive obligation, current	469	468
Liabilities associated with business combinations	5,434	—
Other	1,511	1,172
Total accrued liabilities	$12,715	$6,711

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Lease incentive obligation, non-current	$4,009	$4,243
Deferred rent, non-current	4,610	3,419
Liabilities associated with business combination	2,440	—
Other non-current liabilities	175	175
Total other long-term liabilities	$11,234	$7,837

6. Fair value measurements

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$21,993	$—	$—	$21,993
U.S. treasury notes	11,009	—	—	11,009
U.S. government agency securities	—	37,691	—	37,691
Total financial assets	$33,002	$37,691	$—	$70,693

Financial liabilities:
Contingent consideration	—	—	2,441	2,441
Total financial liabilities	$—	$—	$2,441	$2,441

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$19,457	$—	$—	$19,457
U.S. treasury notes	11,517	—	—	11,517
U.S. government agency securities	—	14,281	—	14,281
Total financial assets	$30,974	$14,281	$—	$45,255

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

The following table presents the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Level 3
Contingent Consideration Liability
Balance as of December 31, 2016	$—
Contingent consideration	2,200
Change in estimate of fair value	241
Balance as of June 30, 2017	$2,441

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

As of June 30, 2017, the Company had a contingent obligation up to $5.0 million payable in the Company’s common stock to the former owners of AltaVoice in conjunction with the Company’s acquisition of AltaVoice in January 2017. The contingency is dependent upon future revenues attributable to AltaVoice. If such revenues are least $10 million in 2017, the Company will make a payment of $5.0 million in the Company’s common stock on March 31, 2018. If revenue attributable to AltaVoice is less than $10 million in 2017, but the combined revenue attributable to AltaVoice for the combined period of 2017 and 2018 is at least $10 million, the Company will make a payment of up to $5.0 million in the Company’s common stock on March 31, 2019. The Company estimated the fair value of the contingent consideration at $2.2 million at the acquisition date of January 6, 2017, based on a Monte Carlo simulation, as well as estimates of the 30-day trailing price of its stock at certain dates, its volatility assumptions and its revenue forecasts, all of which were significant inputs in the Level 3 measurement not supported by market activity. The value of the liability will be subsequently remeasured to fair value at each reporting date. Changes to revenue forecasts can significantly affect the estimated fair value of the contingent consideration. Changes in estimated fair value will be recorded as a component of operating expenses until the contingency is paid or expires. The change in the fair value of the contingent consideration between the acquisition date and June 30, 2017 was an increase of $241,000.

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at June 30, 2017 and December 31, 2016, are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$38,975	$39,560	$12,102	$11,905

7. Commitments and contingencies

Operating leases

In September 2015, the Company entered into a lease agreement for a headquarters and production facility in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company has determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company will receive a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company has made to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. At June 30, 2017, all of the lease incentive had been utilized by the Company and reimbursements totaling $4.4 million had been received from the landlord. Aggregate future minimum lease payments for the new facility at June 30, 2017 were approximately $67.4 million.

In addition to the security deposit of approximately $4.6 million for the headquarters and production facility, the Company has provided, as collateral for other leases, security deposits of $0.6 million and $0.8 million at June 30, 2017 and December 31, 2016, respectively, which are included in other assets in the Company’s consolidated balance sheets.

Future minimum payments under non-cancelable operating leases as of June 30, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$3,552
2018	6,898
2019	6,946
2020	6,917
2021	7,079
Thereafter	37,137
Total minimum lease payments	$68,529

Rent expense was $1.8 million and $1.6 million for the three months ended June 30, 2017 and 2016 respectively and $4.0 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

Term loans under the Loan and Security Agreement bear interest at a floating rate equal to an index rate plus 7.73%, where the index rate is the greater of 0.77% or the 30-day U.S. Dollar London Interbank Offered Rate “LIBOR” as reported in The Wall Street Journal, with the floating rate resetting monthly subject to a floor of 8.5%. The Company can make monthly interest-only payments until May 1, 2019 (or, subject to certain conditions, May 1, 2020), and thereafter monthly payments of principal and interest are required to fully amortize the borrowed amount by a final maturity date of March 1, 2022. A fee of 5% of each funded draw is due at the earlier of prepayment or loan maturity, a facility fee of 0.5% is due upon funding for each draw, and a prepayment fee of between 1% and 3% of the outstanding balance will apply in the event of a prepayment. Concurrent with each term loan, the Company will grant to the lender a warrant to acquire shares of the Company’s common stock equal to the quotient of 3% of the funded amount divided by a per share exercise price equal to the lower of the average closing price for the previous ten days of trading (calculated on the day prior to funding) or the closing price on the day prior to funding. In connection with the initial term loan, the Company granted the lender a warrant to purchase 116,845 shares of common stock at an exercise price of $10.27 per share. The Company classified the warrant as equity and determined the fair value of the warrant to be $740,000. The warrant has a term of ten years from the date of issuance and includes a cashless exercise provision.

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

At June 30, 2017, obligations under the Loan and Security Agreement were $40.0 million. Debt issuance costs related to the Loan and Security Agreement of $339,000 and the warrant fair value of $740,000 were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the Loan and Security Agreement. Future payments under the Loan and Security Agreement as of June 30, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$1,787
2018	3,565
2019	12,469
2020	15,910
2021	14,682
Thereafter	5,480
Total remaining debt payments	53,893
Less: amount representing debt discount	(1,025)
Less: amount representing interest	(13,893)
Present value of remaining debt payments	38,975
Less: current portion	—
Total non-current debt obligation	$38,975

Interest expense related to the Loan and Security Agreement and the Loan Agreement was $1.3 million and $124,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Future payments under capital leases at June 30, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$1,193
2018	1,430
2019	1,161
2020	532
Total capital lease obligations	4,316
Less: amount representing interest	(319)
Present value of net minimum capital lease payments	3,997
Less: current portion	(1,817)
Total non-current capital lease obligations	$2,180

Interest expense related to capital leases was $45,000 and $60,000 for the six months ended June 30, 2017 and 2016, respectively.

Property and equipment under capital leases was $6.6 million and $5.9 million as of June 30, 2017 and December 31, 2016, respectively. Accumulated depreciation and amortization, collectively, on these assets was $2.1 million and $3.4 million at June 30, 2017 and December 31, 2016, respectively.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at June 30, 2017 or December 31, 2016.

Contingencies

The Company was not a party to any material legal proceedings at June 30, 2017, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

8. Stock incentive plans

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

In January 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which became effective upon the closing of the Company’s initial public offering (“IPO”). The 2015 Plan had 4,370,452 shares of common stock reserved for future issuance at the time of its effectiveness, which included 120,452 shares under the 2010 Plan which were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards.

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

In February 2016, the Company granted PRSUs under the 2015 Plan, which PRSUs could be earned based on the achievement of specified performance conditions measured over a period of approximately 12 months. In February 2017, upon the Audit Committee’s determination of the level of achievement, 352,045 fully vested stock units were awarded to holders of PRSUs.

Based on its evaluations of the probability of achieving performance conditions, the Company recorded stock-based compensation expense of zero for the three months ended June 30, 2017 and 2016, and $0.4 million and zero for the six months ended June 30, 2017 and 2016, respectively, related to the PRSUs.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2016	1,375,766	4,490,662	$8.21	8.11	$5,312
Additional shares reserved	2,923,183	—
Options granted	(592,398)	592,398	$9.19
Options cancelled	286,165	(286,165)	$9.71
Options exercised		(208,823)	$4.50
RSUs granted	(1,858,540)
RSUs cancelled	115,181
PRSUs cancelled	177,960
Balances at June 30, 2017	2,427,317	4,588,072	$8.41	7.88	$7,283
Options exercisable at June 30, 2017		2,044,146	$7.35	6.88	$5,392
Options vested and expected to vest at June 30, 2017		4,248,035	$8.34	7.80	$7,068

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $5.97 and $6.21 in the six months ended June 30, 2017 and 2016, respectively. The weighted-average fair value of RSUs granted was $10.25 and $9.88 in the six months ended June 30, 2017 and 2016. No PRSUs were granted in the six months ended June 30, 2017 and the weighted average fair value of PRSUs granted in the six months ended June 30, 2016 was $6.33.

The total grant date fair value of options to purchase common stock vested was $4.2 million and $1.5 million in the six months ended June 30, 2017 and 2016, respectively.

The intrinsic value of options to purchase common stock exercised was $1.1 million and $852,000 in the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes RSU and PRSU activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2016	1,421,757	$8.77
RSUs granted	1,858,540	$10.25
RSUs vested	(417,815)	$10.66
PRSUs vested	(352,045)	$6.54
RSUs cancelled	(115,181)	$10.30
PRSUs cancelled	(177,960)	$6.53
Balance at June 30, 2017	2,217,296	$10.11

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At June 30, 2017, cash received from payroll deductions pursuant to the ESPP was $369,000.

The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At June 30, 2017, a total of 505,400 shares of common stock are reserved for issuance under the ESPP.

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

Expected volatility—Because the Company was privately held until February 2015 and did not have any trading history for its common stock prior to its IPO, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. When selecting comparable companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ common stock during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended,		Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Expected term (in years)	6.03	6.03	6.03	6.12
Expected volatility	71.74%	71.04%	72.64%	71.05%
Risk-free interest rate	1.89%	1.41%	2.01%	1.33%
Dividend yield	—	—	—	—

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model based on the following assumptions:

	As of June 30,
	2017	2016
Expected term (in years)	6.00 – 8.75	6.76 – 9.32
Expected volatility	71.66 – 77.36%	71.36%
Risk-free interest rate	2.02 – 2.21%	1.18 – 1.42%
Dividend yield	—	—

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2017 and 2016, included in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$885	$373	$1,202	$574
Research and development	2,462	729	3,757	1,267
Selling and marketing	1,489	335	2,205	576
General and administrative	1,493	440	2,443	925
Total stock-based compensation expense	$6,329	$1,877	$9,607	$3,342

At June 30, 2017, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $12.6 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.6 years. Unrecognized compensation expense related to RSUs at June 30, 2017, net of estimated forfeitures, was $16.8 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.5 years. At June 30, 2017, there was no unrecognized compensation expense related to PRSUs and no capitalized stock-based employee compensation.

9. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(28,557)	$(24,847)	$(55,485)	$(50,437)
Shares used in computing net loss per share, basic and diluted	43,226,569	32,154,982	42,808,175	32,060,260
Net loss per share, basic and diluted	$(0.66)	$(0.77)	$(1.30)	$(1.57)

The following common stock equivalents have been excluded from diluted net loss per share for the three and six months ended June 30, 2017 and 2016 because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2017	2016
Shares of common stock subject to outstanding options	4,588,072	4,624,133
Shares of common stock subject to outstanding warrants	116,845	—
Shares of common stock subject to outstanding RSUs	2,217,296	1,055,835
Shares of common stock subject to outstanding PRSUs	—	520,286
Shares of common stock pursuant to ESPP	45,384	51,702
Total shares of common stock equivalents	6,967,597	6,251,956

10. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$12,945	$4,599	$22,123	$7,550
Canada	858	567	1,457	1,351
Rest of world	533	415	1,094	635
Total revenue	$14,336	$5,581	$24,674	$9,536

All long-lived assets, at June 30, 2017 and December 31, 2016, were located in the United States.

11. Subsequent events

Private placement

On August 3, 2017, in a private placement to certain accredited investors, the Company sold 5,188,235 shares of its common stock at a price of $8.50 per share, and 3,458,823 shares of its Series A convertible preferred stock at a price of $8.50 per share, for gross proceeds of approximately $73.5 million and estimated net proceeds of $68.8 million. The Series A preferred stock is a non-voting common stock equivalent and conversion of the Series A preferred stock is prohibited if the holder exceeds a specified threshold of voting security ownership. The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like.

CombiMatrix acquisition

In July 2017, the Company, Coronado Merger Sub, Inc., a wholly-owned subsidiary of the Company, and CombiMatrix Corporation (NASDAQ: CBMX), a Delaware corporation, entered into a Merger Agreement, pursuant to which CombiMatrix will become a wholly-owned subsidiary of the Company and the surviving corporation in the merger. The transaction is subject to certain closing conditions, including approval by the stockholders of CombiMatrix.

Consideration for the CombiMatrix acquisition merger consists of $27.0 million in shares of the Company’s common stock, payable to the holders of the outstanding shares of CombiMatrix common stock, to the holders of the outstanding restricted stock units and to the holders of in-the-money stock options. In aggregate, the share total is approximately 2.85 million shares, subject to certain adjustments per the Merger Agreement.

In addition, the Company contemplates a warrant exchange to the holders of outstanding CombiMatrix Series F warrants (the “Warrant Exchange Offer”) for up to approximately $6.0 million in shares of the Company’s common stock, or approximately 0.63 million shares. To the extent the CombiMatrix Series F warrants are not exchanged in the Warrant Exchange Offer and are either exercised or assumed as part of the CombiMatrix Merger, the consideration payable by the Company could increase by up to $15.0 million in shares of the Company’s common stock, or approximately 1.58 million shares.

Good Start Genetics acquisition

In July 2017, the Company, Bueno Merger Sub, Inc., a wholly-owned subsidiary of the Company, and Good Start Genetics, Inc., a privately-held Delaware corporation, entered into a Merger agreement, pursuant to which, Good Start will become a wholly-owned subsidiary of the Company and the surviving corporation in the merger. The acquisition closed on August 4, 2017.

Consideration for the Good Start acquisition consisted of approximately $40.0 million, including approximately $16.0 million in shares of the Company’s common stock, or approximately 1.69 million shares, subject to a hold back of approximately 25% of such amount for up to 13 months to cover potential indemnification liabilities, cash of up to approximately $18.4 million, which was paid to retire certain Good Start debt and the payment or assumption of approximately $5.6 million in pre-closing and closing-related liabilities and obligations of Good Start.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the structure, timing, stockholder approval and/or completion of the proposed merger with CombiMatrix Corporation;
•	our intention to conduct a warrant exchange offer in connection with the proposed merger with CombiMatrix;
•	our beliefs regarding the potential benefits and synergies from completed and pending acquisitions;
•	our views regarding the future of genetic testing and its role in mainstream medical practice;
•

strategic plans for our business, products and technology, including our ability to expand our assay and develop new assays while maintaining attractive pricing, further enhance our genetic testing service and the related user experience, build interest in and demand for our tests and attract potential partners;

•	the implementation of our business model;
•	the rate and degree of market acceptance of our tests and genetic testing generally;
•	our ability to scale our infrastructure and operations in a cost‑effective manner;
•	the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assay to include additional genes;
•	our expectations with respect to future hirings;
•	the timing and results of studies with respect to our tests;
•	developments and projections relating to our competitors and our industry;
•	the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;
•	our commercial plans, including our sales and marketing expectations;
•	our ability to obtain and maintain adequate reimbursement for our tests;
•	regulatory developments in the United States and foreign countries;
•	our ability to hire and retain key personnel;
•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our ability to obtain funding for our operations;
•	our financial performance, including our expectations regarding profitability;
•	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and
•	our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements.

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

We have continued to experience rapid growth. For the six months ended June 30, 2017 and 2016 our revenue was $24.7 million and $9.5 million, respectively, and we incurred net losses of $55.5 million and $50.4 million, respectively. At June 30, 2017, we had an accumulated deficit of $330.7 million. We increased our number of employees to 395 at June 30, 2017 from 298 at June 30, 2016. Our sales force grew to 63 at June 30, 2017 from 38 at June 30, 2016. We expect headcount will continue to increase in 2017 as we add staff to support anticipated growth.

Since our commercial launch through June 30, 2017, we have delivered approximately 133,000 billable tests. Sales of our tests have grown significantly. In 2015 we generated approximately 19,000 billable tests, in 2016 we generated approximately 57,000 billable tests, and in the first six months of 2017 we generated approximately 53,000 billable tests. On a historical basis through June 30, 2017, approximately 21% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

We intend to continue to invest in our business. In 2015 we entered into a lease agreement for a new production facility and headquarters in San Francisco, California. This lease expires in July 2026, and at June 30, 2017, aggregate future minimum lease payments for the new facility are approximately $67.4 million. In January 2017, we acquired AltaVoice, a patient-centered data company with a global platform for collecting, curating, coordinating, and delivering safeguarded data from patients and clinicians. This acquisition expands our Genome Network, designed to connect patients, clinicians, advocacy organizations, researchers, and therapeutic developers to accelerate the understanding, diagnosis, and treatment of hereditary disease. In June 2017, we acquired Ommdom, Inc., a company that develops, commercializes and sells hereditary risk assessment and management software, including CancerGene Connect, a cancer genetic counseling platform. The acquisition of Ommdom expands our suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. On July 31, 2017, we announced that we had entered into an agreement to acquire CombiMatrix Corporation, a provider of advanced diagnostic testing for women and newborns. The pending acquisition is subject to closing conditions. On August 4, 2017, we acquired Good Start Genetics, a provider of carrier testing and preimplantation embryo testing. See Note 11 to the condensed consolidated financial statements.

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

Success obtaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payers. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage from third-party payers, including the Centers for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering clinicians. We are approved as a Medicare provider, which allows us to bill for our services to Medicare patients. In October 2016, we announced that CMS had set final pricing for our multi-gene tests for hereditary breast cancer-related disorders at $925.00 per test. We are also in contract with numerous other third-party payers, and as of June 30, 2017, we have a total of over 203 million covered lives in network, including Medicare.

In cases where we have established reimbursement rates with third-party payers, we face additional challenges in complying with their procedural requirements for reimbursement, for instance, prior authorization. These requirements may vary from payer to payer, and it may be time-consuming and require additional resources to meet these requirements. We may also experience delays in or denials of coverage if we do not adequately comply with these requirements. In addition, we have experienced, and may continue to experience, temporary delays in reimbursement when we transition to being an in-network provider with a payer.

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

Ability to lower the costs associated with performing our tests

Reducing the costs associated with performing our genetic tests is both a near-term focus and a strategic objective of ours. Over the long term we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases. We also have and intend to continue to design and implement hardware and software tools that will reduce personnel cost for both laboratory and clinical operations by increasing personnel efficiency and thus lowering labor costs per test.

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

How we recognize revenue

Our historical revenue has been recognized primarily upon cash receipt. While we recognized $6.7 million of test revenue on an accrual basis in the six months ended June 30, 2017, and while we anticipate the number of payers for whom we recognize revenue upon delivery of test results will increase in the future, we do not expect to recognize significant additional amounts of revenue on an accrual basis in 2017. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter.

For the six months ended June 30, 2017 and 2016, amounts billed for tests delivered totaled $62.0 million and $23.4 million, respectively. In the six months ended June 30, 2017, we recognized test revenue of $17.0 million related to amounts billed for tests delivered during 2017, $6.0 million related to amounts billed for tests delivered during 2016 and $0.3 million related to amounts billed for tests delivered in 2015, as well as other revenue of $1.4 million. Of the total revenue of $24.7 million recognized for the six months ended June 30, 2017, $16.6 million was recognized as test revenue upon cash receipt, $6.7 million was recognized as test revenue on an accrual basis and $1.4 million was recognized as other revenue on an accrual basis. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials. In addition, private payers often ask us to refrain from submitting claims for a period of up to 60 days after contract execution, which can cause the timing of payments to vary significantly during the months after contract signing, which may in turn cause our revenues to vary significantly from quarter to quarter.

We incur and recognize expenses for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we receive in respect of previously delivered but unpaid tests will favorably affect our results of operations in future periods.

Financial overview

Revenue

We generate test revenue from the sale of our tests, which provide the analysis, and associated interpretation of the sequencing of parts of the genome. Clients are billed upon delivery of test results to the physician. For most of our customers, we do not have sufficient history of collection and are not yet able to determine a predictable pattern of collection, and therefore we currently recognize revenue from these customers when cash is received. Our ability to increase our test revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers and increase the rate at which we are paid for tests performed.

Other revenue consists of revenues from genome network data services and collaboration agreements, under which we provide data services for biopharma partners.

Cost of test revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and includes expenses for materials and supplies, personnel costs including medical interpretation costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing our test are recorded as the patient’s sample is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we generally do not recognize revenue in the period in which costs are incurred. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we may gain as test volume increases and from automation and other cost reductions.

Operating expenses

Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.

Research and development

Research and development expenses represent costs incurred to develop our technology and future tests and data services. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests, with our efforts to lower the cost of performing our test. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, deliver reports and automate our business processes. These costs consist of personnel costs, laboratory supplies and equipment expenses, consulting costs and allocated overhead including rent, information technology, equipment depreciation and utilities.

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

Other income (expense), net

Other income (expense), net, primarily consists of interest income and, in 2017, a loss on extinguishment of debt, and in 2016, the net exchange gain (loss) on foreign currency transactions related to the operations of our subsidiary in Chile. We closed our Chilean facility in 2016.

Interest expense

Interest expense is attributable to borrowings under our loan and security agreement, our loan agreement and financing obligations under capital lease agreements.

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

Revenue recognition

We generate test revenue from delivery of test reports generated from our assays. Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The assessment of the fixed or determinable nature of the fees charged for testing performed and the collectability of those fees require significant judgment by management. When evaluating these criteria, we consider whether we have sufficient history to reliably estimate a payer’s payment pattern. We review the number of tests paid against the number of tests billed over a period of at least six months and the payer’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the amount billed. For most payers, we have not been able to demonstrate a predictable pattern of collectability, and therefore recognize revenue when payment is received. For payers who have demonstrated a consistent pattern of payment of tests billed, we recognize revenue upon delivery of test results.

We generate other revenue from genome network subscription services and collaboration agreements. Other revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

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

For the six months ended June 30, 2017 and 2016 we recorded stock-based compensation expense of $9.6 million and $3.3 million, respectively. At June 30, 2017, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $12.6 million, which we expect to recognize over a weighted-average period of 2.6 years. Unrecognized compensation expense related to RSUs at June 30, 2017 was $16.8 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.5 years.

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

Expected volatility—Since we were privately held until our initial public offering in February 2015 and did not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. When selecting comparable companies on which we based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

Results of operations

Comparison of the three months ended June 30, 2017 and 2016 (in thousands except for percentage changes)

	Three Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Revenue:
Test revenue	$13,592	$5,533	$8,059	146%
Other revenue	744	48	696	1,450%
Total revenue	14,336	5,581	8,755	157%
Operating expenses:
Cost of test revenue	10,490	6,476	4,014	62%
Research and development	11,339	10,713	626	6%
Selling and marketing	12,520	6,843	5,677	83%
General and administrative	8,062	6,384	1,678	26%
Total operating expenses	42,411	30,416	11,995	39%
Loss from operations	(28,075)	(24,835)	(3,240)	13%
Other income (expense), net	151	88	63	72%
Interest expense	(1,067)	(100)	(967)	967%
Net loss before taxes	(28,991)	(24,847)	(4,144)	17%
Income tax benefit	(434)	—	(434)	(100)%
Net loss	$(28,557)	$(24,847)	$(3,710)	15%

Comparison of the six months ended June 30, 2017 and 2016 (in thousands except for percentage changes)

	Six Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Revenue:
Test revenue	$23,287	$9,488	$13,799	145%
Other revenue	1,387	48	1,339	2,790%
Total revenue	24,674	9,536	15,138	159%
Operating expenses:
Cost of test revenue	19,819	12,463	7,356	59%
Research and development	21,362	21,373	(11)	(0)%
Selling and marketing	24,092	13,886	10,206	73%
General and administrative	14,813	12,139	2,674	22%
Total operating expenses	80,086	59,861	20,225	34%
Loss from operations	(55,412)	(50,325)	(5,087)	10%
Other income (expense), net	(540)	72	(612)	(850)%
Interest expense	(1,389)	(184)	(1,205)	655%
Net loss before taxes	(57,341)	(50,437)	(6,904)	14%
Income tax benefit	(1,856)	—	(1,856)	100%
Net loss	$(55,485)	$(50,437)	$(5,048)	10%

Revenue

The increase in total revenue of $8.8 million for the three months ended June 30, 2017 compared to the same period in 2016 was due primarily to increased test volume and improved collections. Revenue recognized on an accrual basis increased to $4.1 million in the three months ended June 30, 2017 compared to $0.5 million in the same period in 2016. In the three months ended June 30, 2017, other revenue of $0.7 million consisted primarily of genome network revenues relating to our acquisition of AltaVoice.

The increase in total revenue of $15.1 million for the six months ended June 30, 2017 compared to the same period in 2016 was due primarily to increased test volume and improved collections. Revenue recognized on an accrual basis increased to $6.7 million in the six months ended June 30, 2017 compared to $1.3 million in the same period in 2016. In the six months ended June 30, 2017, other revenue of $1.4 million consisted primarily of genome network revenues relating to our acquisition of AltaVoice.

Cost of test revenue

The increase in the cost of test revenue of $4.0 million for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to costs associated with increased test volume. For the three months ended June 30, 2017, the number of billable test results delivered increased to more than 29,000 from approximately 12,100 for the same period in 2016. Personnel costs increased by $1.5 million reflecting increased headcount, increased time spent processing revenue-generating tests and related overhead costs. Shipping and collection costs increased by $0.8 million, reagent and laboratory materials costs increased by $0.7 million and costs associated with equipment and equipment maintenance increased by $0.5 million. Allocated technology and facilities-related expenses increased by $0.2 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017.

The increase in the cost of test revenue of $7.4 million for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to costs associated with increased test volume. For the six months ended June 30, 2017, the number of billable test results delivered increased to approximately 53,200 from approximately 21,800 for the same period in 2016. Personnel costs increased by $2.8 million reflecting increased headcount, increased time spent processing revenue-generating tests and related overhead costs. Reflecting the increased test volumes, shipping and collection costs increased by $1.6 million and reagent and laboratory materials costs increased by $1.5 million. Costs associated with equipment and equipment maintenance increased by $0.9 million. Allocated technology and facilities-related expenses increased by $0.3 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017.

Research and development

The increase in research and development expenses of $0.6 million for the three months ended June 30, 2017 compared to the same period in 2016 was primarily driven by increased stock-based compensation costs of $2.1 million reflecting new restricted stock unit grants. In addition allocated technology and facilities-related expenses increased by $0.4 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. These cost increases were partially offset by an increase of $0.9 million in research and development activities charged to cost of revenue, reflecting increased test volumes and reduced validation sequencing activities in 2017. Also, costs of reagents and laboratory materials decreased by $0.4 million, depreciation decreased by $0.2 million, personnel costs decreased by $0.2 million and professional fees decreased by $0.1 million.

The decrease in research and development expenses of $11,000 for the six months ended June 30, 2017 compared to the same period in 2016 was primarily driven by the effect of increased test volumes and reduced validation sequencing activities in 2017 offset by increased stock-based compensation costs. Allocation of resources from research and development to cost of revenue, which reduces research and development expense, increased by $1.9 million, reflecting greater test volumes. Costs of reagents and laboratory materials decreased by $0.8 million. In addition, professional fees, personnel costs and depreciation each decreased by $0.3 million. These cost decreases were partially offset by increased stock-based compensation costs of $2.9 million reflecting new restricted stock unit grants. In addition, allocated technology and facilities-related expenses increased by $0.9 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017.

Selling and marketing

The increase in selling and marketing expenses of $5.7 million for the three months ended June 30, 2017 compared to the same period in 2016 was due primarily to increased personnel costs of $3.5 million. Personnel costs increased due to headcount increases which reflected the hiring of new field sales representatives, the addition of former AltaVoice employees and the transfer of personnel to selling and marketing from research and development. In addition, stock-based compensation costs increased by $1.3 million reflecting new restricted stock unit grants and increased headcount. Allocated technology and facilities-related expenses increased by $1.0 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. Travel costs increased by $0.4 million, reflecting increased headcount. These cost increases were partially offset by an increase of $0.6 million in sales and marketing activities charged to cost of test revenue, reflecting increased test volumes and sign-out activity.

The increase in selling and marketing expenses of $10.2 million for the six months ended June 30, 2017 compared to the same period in 2016 was due primarily to increased personnel costs of $6.7 million. Personnel costs increased due to headcount increases which reflected the hiring of new field sales representatives, the addition of former AltaVoice employees and the transfer of personnel to selling and marketing from research and development. In addition, allocated technology and facilities-related expenses increased by $2.0 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. Stock-based compensation costs increased by $1.8 million reflecting new restricted stock unit grants and increased headcount and travel costs increased by $0.8 million, reflecting increased headcount. These cost increases were partially offset by an increase of $1.0 million in allocations of resources from sales and marketing to cost of revenue, reflecting increased test volumes and sign-out activity. In addition, marketing expenses decreased by $0.2 million.

General and administrative

The increase in general and administrative expenses of $1.7 million for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to the following: stock-based compensation costs increased by $1.1 million reflecting new restricted stock unit grants and increased headcount, legal and accounting fees increased by $1.0 million and personnel costs increased by $1.0 million principally reflecting increased headcount. Headcount increased principally due to hiring an internal billings and collection team to replace third-party billings and collections contractors. We recorded a charge of $0.2 million for the change in fair value of contingent consideration related to the AltaVoice acquisition. Information technology costs increased by $0.3 million. Also, depreciation increased by $0.2 million, due to leasehold improvements in our new production facility and headquarters and consulting costs increased by $0.2 million.

These cost increases were offset by the following: allocated technology and facilities-related expenses decreased by $1.6 million, reflecting the allocation of costs associated with our new production facility and headquarters, which became fully operational in February 2017, to other departments. Occupancy costs decreased by $0.8 million principally for the following reason; from February 2016 to January 2017, we recorded rent expense for our new production facility and headquarters as general and administrative expense. Beginning in February 2017, upon commencement of occupancy of our new production facility and headquarters, we began allocating rent expense to other functional areas of our organization, that is, to cost of test revenue, research and development, selling and marketing, and general and administrative.

The increase in general and administrative expenses of $2.7 million for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to the following: stock-based compensation costs increased by $1.5 million reflecting new restricted stock unit grants and increased headcount. Personnel costs increased by $1.2 million principally reflecting increased headcount. Headcount increased principally due to hiring an internal billings and collection team to replace third-party billings and collections contractors. Third-party billings and collection costs increased by $0.9 million, reflecting increased billing-related cash collections. Information technology costs increased by $0.5 million. We recorded a charge of $0.2 million, in the second quarter of 2017, for the change in fair value of contingent consideration related to the AltaVoice acquisition. Depreciation increased by $0.3 million, due to leasehold improvements in our new production facility and headquarters and consulting costs increased by $0.3 million. In addition, travel and related costs increased by $0.2 million.

These cost increases were offset by increased allocations of technology and facilities-related expenses to other functional areas of $3.2 million, reflecting the allocation of costs associated with our new production facility and headquarters, which became fully operational in February 2017. From February 2016 to January 2017, we recorded rent expense for our new production facility and headquarters as general and administrative expense. Beginning in February 2017, we began allocating this cost across our organization.

Other income (expense), net

The net increase in other income (expense), net of $0.1 million for the three months ended June 30, 2017 compared to the same period in 2016 was principally due to increased interest income, gains on sales of equipment and adjustments to the fair value of stock liabilities related to acquisitions.

The net decrease in other income (expense), net of $0.6 million for the six months ended June 30, 2017 compared to the same period in 2016 was principally due to a loss on extinguishment of debt of $0.7 million recorded in March 2017. This charge related to our repayment in full, and prior to the scheduled maturity date, of the balance of our obligations under a loan and security agreement entered into in July 2015, or the 2015 Loan Agreement.

Interest expense

The increase in interest expense of $1.0 million for the three months ended June 30, 2017 compared to the same period in 2016 was due principally to increased borrowings, under a loan and security agreement entered into in March 2017, or the 2017 Loan Agreement.

The increase in interest expense of $1.2 million for the six months ended June 30, 2017 compared to the same period in 2016 was due principally to increased borrowings, both under the 2015 Loan Agreement and the 2017 Loan Agreement.

Income tax benefit

The income tax benefit of $0.4 million and $1.9 million recorded in the three and six months ended June 30, 2017, respectively, was due to changes in our deferred income tax asset valuation allowances resulting from our acquisitions of AltaVoice in January 2017 and Ommdom in June 2017.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the six months ended June 30, 2017 and 2016, we had net losses of $55.5 million and $50.4 million, respectively, and we expect to incur additional losses in the near-term future. At June 30, 2017, we had an accumulated deficit of $330.7 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock, net proceeds of approximately $105.7 million from our initial public offering and net proceeds of $47.1 million from an underwritten public offering of our common stock which closed in November 2016. In addition, in August 2017, we sold common stock and Series A convertible preferred stock in a private placement for net proceeds of approximately $68.8 million.

From inception through June 30, 2017, we have entered into various capital lease agreements for an aggregate financing amount of $11.8 million to obtain laboratory equipment. The terms of our capital leases are typically three years. Interest rates for currently outstanding capital leases range from 4.3% to 6.3% and the leases are secured by the underlying equipment.

In addition, in July 2015, we entered into the 2015 Loan Agreement, with a bank under which term loans for purchases of equipment up to an aggregate of $15.0 million were available in tranches not to exceed $2.5 million. At December 31, 2016, we had borrowed a total of $15.0 million under the 2015 Loan Agreement and our outstanding balance payable to the lender was $12.1 million. In March 2017, in connection with the execution of a new loan agreement, we repaid in full the balance of our obligations under the 2015 Loan Agreement, approximately $12.1 million, and terminated the 2015 Loan Agreement.

On March 15, 2017, we entered into the 2017 Loan Agreement, with a lender pursuant to which we borrowed an initial term loan of $40.0 million, and received net proceeds of approximately $39.7 million. Subject to certain conditions, we will also be eligible to borrow a second term loan of $20.0 million in the first quarter of 2018.

Term loans under the 2017 Loan Agreement bear interest at a floating rate equal to an index rate plus 7.73%, where the index rate is the greater of 0.77% or the 30-day U.S. Dollar London Interbank Offered Rate, or LIBOR, as reported in The Wall Street Journal, with the floating rate resetting monthly subject to a floor of 8.5%. We can make monthly interest-only payments until May 1, 2019 (or, subject to certain conditions, May 1, 2020), and thereafter monthly payments of principal and interest are required to fully amortize the borrowed amount by a final maturity date of March 1, 2022. A fee of 5% of each funded draw is due at the earlier of prepayment or loan maturity, a facility fee of 0.5% is due upon funding for each draw, and a prepayment fee of between 1% and 3% of the outstanding balance will apply in the event of a prepayment. Concurrent with each term loan, we will grant to the lender a warrant to acquire shares of our common stock equal to the quotient of 3% of the funded amount divided by a per share exercise price equal to the lower of the average closing price for the previous ten days of trading (calculated on the day prior to funding) or the closing price on the day prior to funding. In connection with the initial term loan, we granted the lender a warrant to purchase 116,845 shares of common stock at an exercise price of $10.27 per share. The warrants have a term of ten years from the date of issuance and include a cashless exercise provision.

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

At June 30, 2017 and December 31, 2016, we had $80.4 million and $97.3 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. We believe our existing cash and cash equivalents as of June 30, 2017, revenue from the sale of our tests, a second term loan of $20.0 million under the 2017 Loan Agreement, and the net proceeds of a private placement that closed in August 2017, will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report. See Note 11, “Subsequent events” in the Notes to Condensed Consolidated Financial Statements.

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

We have implemented the guidance in Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the June 30, 2017 financial statements are issued.

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(41,831)	$(42,396)
Cash used in investing activities	(25,387)	(3,865)
Cash provided by financing activities	28,366	4,651

Cash flows from operating activities

For the six months ended June 30, 2017, cash used in operating activities of $41.8 million principally resulted from our net loss of $55.5 million offset by non-cash charges of $9.6 million for stock-based compensation, $3.5 million for depreciation and amortization and $0.3 million for losses on disposals of assets. The net effect on cash of changes in net operating assets was a use of cash of $0.2 million.

For the six months ended June 30, 2016, cash used in operating activities of $42.4 million principally resulted from our net loss of $50.4 million offset by non-cash charges of $3.3 million for stock-based compensation, $3.3 million for depreciation and amortization and $0.9 million for losses on disposals of assets. The net effect on cash of changes in net operating assets was a source of cash of $0.3 million.

Cash flows from investing activities

For the six months ended June 30, 2017, cash used in investing activities of $25.4 million was primarily due to purchases of marketable securities exceeding maturities of marketable securities by $22.0 million. This was due to the application of net proceeds received from the term loan under the 2017 Loan Agreement to purchase marketable securities. In addition, cash used for purchases of property and equipment was $3.5 million.

For the six months ended June 30, 2016, cash used in investing activities of $3.9 million was primarily due to purchases of property and equipment of $3.8 million.

Cash flows from financing activities

For the six months ended June 30, 2017, cash provided by financing activities of $28.4 million consisted of net proceeds of $39.7 million from an initial term loan under the 2017 Loan Agreement and cash received from exercises of stock options and employee stock plan purchases totaling $2.3 million. These cash inflows were partially offset by loan payments of $12.1 million and capital lease obligations payments of $1.5 million.

For the six months ended June 30, 2016, cash provided by financing activities of $4.7 million consisted of borrowings of $5.0 million under the 2015 Loan Agreement and cash received from exercises of stock options of $1.4 million, partially offset by loan payments of $0.9 million and capital lease obligations payments of $0.8 million.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of June 30, 2017 (in thousands):

Contractual obligations:	Remainder of 2017	2018 and 2019	2020 and 2021	2022 and beyond	Total
Operating leases	$3,552	$13,844	$13,996	$37,137	$68,529
Capital leases	1,193	2,591	532	—	4,316
Term loan	1,787	16,034	30,592	5,480	53,893
Total	$6,532	$32,469	$45,120	$42,617	$126,738

In September 2015, we entered into a lease agreement for our new production facility and headquarters in San Francisco, California, in which we commenced occupancy and operations in January 2017. This lease expires in July 2026. Leases for other facilities in California and in Cambridge, Massachusetts expire at various dates from April 2017 through January 2018.

Aggregate future minimum lease payments for these facilities are included in the table above. See Note 7, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

In March 2017, we entered into the 2017 Loan Agreement pursuant to which we borrowed an initial term loan of $40.0 million and received net proceeds of $39.7 million. Subject to certain conditions, we will also be eligible to borrow a second term loan of $20.0 million in the first quarter of 2018. The amounts in the line item “Term loan” in the table above include principal and interest payments pertaining to the initial term loan of $40.0 million. See Note 7, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations of $40.0 million at June 30, 2017, which resulted from a term loan pursuant to the 2017 Loan Agreement. This loan is subject to a floating interest rate. We had capital lease obligations of $4.0 million as of June 30, 2017, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. Our cash, cash equivalents, marketable securities and restricted cash totaled $80.4 million at June 30, 2017, and consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At June 30, 2017, a hypothetical 1% (100 basis points) increase in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $197,000. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

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

ITEM 1A.  Risk Factors.

Risks related to the proposed acquisition of CombiMatrix

The completion of the proposed merger with CombiMatrix is subject to a number of conditions that are outside the control of Invitae and CombiMatrix, and there can be no assurance that the proposed merger will be completed in a timely manner or at all. If the merger is not consummated, Invitae’s business could suffer materially and its stock price could decline

The consummation of the proposed merger between Invitae and CombiMatrix is subject to a number of closing conditions, including (i) the approval by CombiMatrix’s stockholders and (ii) completion of Invitae’s warrant exchange offer for CombiMatrix Series F warrants, which requires (a) a minimum participation level by holders of at least 90% of the Series F warrants, unless waived by Invitae, and (b) other closing conditions to the warrant exchange offer are satisfied. The completion of the merger is also subject to a number of other conditions, including certain governmental approvals and the absence of a material adverse effect upon either party. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or will be delayed, and Invitae may lose some or all of the intended benefits of the merger.

If the proposed merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	We have incurred and expect to continue to incur significant expenses related to the proposed merger with CombiMatrix even if the merger is not consummated;
•	We could be obligated to reimburse CombiMatrix for various expenses incurred in connection with the merger up to a maximum of $400,000; and
•	The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

Our proposed acquisition of CombiMatrix could disrupt our business and harm our financial condition.

The announcement of the merger or the pendency of the proposed transaction may disrupt our current plans and operations and may divert management’s time and resources from our core business. Furthermore, we may not realize the expected benefits, synergies and growth prospects resulting from the proposed merger with CombiMatrix, or they may not be achieved in a timely manner.  We have limited experience with respect to acquisitions and may not be successful in integrating CombiMatrix’ business following the closing or in managing our growth effectively. We may experience potential difficulties in employee retention as a result of the announcement and pendency of the proposed acquisition. Additionally, the reaction of customers and potential customers, payers, partners and competitors to the announcement of the proposed transaction may disrupt our business. Any cash we may spend as part of the integration activities after closing of the proposed merger could divert that cash from other uses.

The merger exchange ratio is not adjustable based on the market price of our common stock so the merger consideration at the closing may have a greater or lesser value than at the time the merger agreement was signed.

The merger agreement establishes the exchange ratio for the CombiMatrix common stock and preferred stock, and any changes in the market price of our common stock before the completion of the merger will not affect the number of shares CombiMatrix securityholders will be entitled to receive pursuant to the merger agreement. Therefore, if before the completion of the merger the market price of our common stock declines from the market price on the date of the merger agreement, then CombiMatrix securityholders could receive merger consideration with substantially lower value. Similarly, if before the completion of the merger the market price of our common stock increases from the market price on the date of the merger agreement, then CombiMatrix securityholders could receive merger consideration with substantially more value for their shares of CombiMatrix capital stock than the parties had negotiated for in the establishment of the exchange ratio. Additionally, the merger agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the value of our common stock, for each one percentage point that the market value of our common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration issued to CombiMatrix securityholders.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either we or CombiMatrix can refuse to complete the merger if there is a material adverse change affecting the other party between the date of the merger agreement and the closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on us or CombiMatrix, including:

•	conditions generally affecting the industries in which CombiMatrix and Invitae operate or the United States or global economy or capital markets as a whole;
•	any natural disaster or any acts of terrorism, sabotage, military action or war or any escalation of worsening thereof;
•	changes in regulatory, legislative or political conditions in the United States or any other country or region in the world;
•	changes in conditions in the financial markets, credit markets or capital markets in the United States or any other country or region in the world;
•	any effect resulting from the execution, delivery, announcement or performance of the obligations under the merger agreement or the announcement, pendency or anticipated consummation of the merger;
•	any failure by Invitae or CombiMatrix to meet internal projections or forecasts or third party revenue or earnings predictions for any period ending on or after the date of the merger agreement;
•	any changes in GAAP or applicable legal requirements after the date of the merger agreement;
•	with respect to CombiMatrix, any rejection by a governmental body of a registration or filing by CombiMatrix relating to certain intellectual property rights; or
•	with respect to CombiMatrix, any change in the cash position of CombiMatrix which results from operations in the ordinary course of business.

If adverse changes occur and the parties still complete the merger, our stock price may suffer. This in turn may reduce the value of the merger to our stockholders.

Our stockholders will experience substantial dilution as a result of the additional securities we will issue for the acquisition.

Our stockholders will experience substantial dilution as a result of the additional shares of our common stock, and securities exercisable for additional shares of our common stock, to be issued to CombiMatrix security holders as a result of the acquisition, and this could cause the market price of our common stock to decline.

The market price of our common stock following the merger may decline as a result of the merger.

The market price of our common stock may decline as a result of the merger for a number of reasons, including:

•	investors react negatively to the prospects of the combined organization’s business and prospects from the merger;
•	the effect of the merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•	the combined organization does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts.

Risks related to our business and strategy

We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.

We have incurred substantial losses since our inception. For the six months ended June 30, 2017 and 2016, we had net losses of $55.5 million and $50.4 million, respectively. At June 30, 2017, we had an accumulated deficit of $330.7 million. To date, we have generated limited revenue, and we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Although we plan on achieving profitability by the end of 2018, we may not successfully execute our plan. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

We have acquired and may continue to acquire businesses or assets, form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, or cause us to incur debt or significant expense.

As part of our business strategy, we have pursued and may continue to pursue acquisitions of complementary businesses or assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. As an organization, we have limited experience with respect to acquisitions as well as the formation of strategic alliances and joint ventures.

In January 2017, we acquired AltaVoice (formerly PatientCrossroads), a privately-owned, patient-centered data company. In June 2017, we acquired Ommdom, a privately-held company that develops, commercializes and sells hereditary risk assessment and management software, including CancerGene Connect, a cancer genetic counseling platform. In July 2017, we entered into a merger agreement to acquire CombiMatrix Corporation, a publicly-traded company which specializes in prenatal diagnosis, miscarriage analysis and pediatric developmental disorders. In August 2017, we acquired Good Start Genetics, a privately-held company focused on preimplantation and carrier screening for inherited disorders.

With respect to AltaVoice, Ommdom, Good Start and any acquisitions we may make in the future, including CombiMatrix, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company or business, including Good Start, also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete future transactions, such as CombiMatrix, in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

To finance any acquisitions or investments, we may choose to raise additional funds. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. In August 2017, in a private placement to certain accredited investors, we offered and sold common stock and Series A convertible preferred stock for gross proceeds of approximately $73.5 million. The Series A preferred stock is a non-voting common stock equivalent and conversion of the Series A preferred stock is prohibited if the holder exceeds a specified threshold of voting security ownership. The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. In addition, our 2017 Loan Agreement limits our ability to merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock and make investments, in each case subject to certain exceptions.

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

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe our existing cash and cash equivalents as of June 30, 2017, revenue from the sale of our tests, the net proceeds of a term loan, which was funded in March 2017, and the net proceeds of a private placement financing which closed in August 2017, will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report. Beyond this 12-month period, we intend to generate sufficient cash from operations to fund our future operating needs, but there can be no assurance we will be able to do so. We may need additional funding to finance our operations prior to achieving profitability. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our new loan agreement are subject to covenants, including quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.

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

With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•

dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, Inc., pending its acquisition by a subsidiary of Konica Minolta Inc., Athena Diagnostics, Baylor Genetics, Blueprint Genetics, Inc., Centogene AC, Color Genomics, Inc., Connective Tissue Gene Test LLC, Cooper Surgical, Counsyl, Inc., Eurofins Scientific, GeneDx, a subsidiary of OPKO Health, Inc., MNG Laboratories, LLC, Myriad Genetics, Inc., or Myriad, Natera, Inc., PreventionGenetics, LLC and Progenity, Inc.;

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

Participants in closely related markets such as clinical trial or companion diagnostic testing could converge on offerings that are competitive with the type of tests we perform. Instances where potential competitors are aligned with key suppliers or are themselves suppliers could provide such potential competitors with significant advantages.

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

Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization, including scientists, biostatisticians, technicians and software developers. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future, including scientists, biostatisticians, technicians and software developers, due to the competition for qualified personnel among life science businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business, support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.

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

In the ordinary course of our business, we and our third-party billing and collections provider collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers, and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. We also communicate sensitive patient data through our Invitae Family History Tool, Patient Insights Network, or PIN, and CancerGene Connect platform. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions in our business and operations. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Heath Act, or HITECH, and regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, our Invitae Family History Tool, PIN and CancerGene Connect are currently accessible through our online portal and/or through our mobile applications, and there is no guarantee we can protect our online portal or our mobile applications from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.

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

We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our bioinformatics analytical software systems, our database of information relating to genetic variations and their role in disease process and drug metabolism, our clinical report optimization systems, our customer-facing web-based software, our customer reporting, and our family history and risk assessment tools. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance, and other infrastructure operations. In addition, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities, including financial reporting.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to clinicians, billing payers, processing reimbursement appeals, handling physician or patient inquiries, conducting research and development activities, and managing the administrative and financial aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions in our business and operations. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.

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

Our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

We currently have distribution arrangements in several countries. Doing business internationally involves a number of risks, including:

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

Any of these factors could significantly harm our international operations and, consequently, our revenue and results of operations.

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

Historically, the U.S. Food and Drug Administration, or FDA, has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. Subsequently, on January 13, 2017, the FDA published a “discussion paper” in which it outlined a substantially revised “possible approach” to the oversight of LDTs. In March 2017, a draft bill titled "The Diagnostics Accuracy and Innovation Act" was released for discussion. The bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill grandfathers existing tests and gives companies five years to augment test development pipelines to ensure new tests have the data necessary for FDA approval. We cannot predict if this draft bill will become legislation and cannot quantify the effect of this draft bill on our business.

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

Prior to our initial public offering in February 2015, there was no public market for our common stock, and an active and liquid public market for our stock may not develop or be sustained. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;
•	competition from existing tests or new tests that may emerge;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	issuance of new or updated research or reports by securities analysts or changed recommendations for our stock;
•	our focus on long-term goals over short-term results;
•	the timing of our investments in the growth of our business;
•	actual or anticipated changes in regulatory oversight of our business;
•	additions or departures of key management or other personnel;
•	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
•	changes in reimbursement by current or potential payers; and
•	general economic and market conditions.

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

At June 30, 2017, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 60% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At June 30, 2017, our total gross deferred tax assets were $94.0 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

ITEM 5.  Other Information

On August 4, 2017, we completed the acquisition of Good Start Genetics, Inc. In connection with the acquisition, we will issue up to 1,694,597 shares of our common stock, subject to a hold back of approximately 25% of such shares for up to 13 months to cover potential indemnification liabilities. The shares of common stock to be issued in the Good Start merger are being issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, in reliance, in part, on certain representations made by the securityholders of Good Start Genetics.

ITEM 6.  Exhibits.

Exhibit Number	Description

2.1@

Form of Stock Exchange Agreement dated as of June 11, 2017 by and among Invitae Corporation, each of the selling Stockholders listed on Schedule 1 thereto, and the sellers’ agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2017).

10.1#

Offer Letter, dated May 19, 2017, between Invitae Corporation and Shelly Guyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2017).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

@	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
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

INVITAE CORPORATION

	By:	/s/ SEAN E. GEORGE, PH.D.
Sean E. George, Ph.D.
President and Chief Executive Officer
Principal Executive Officer

	By:	/s/ SHELLY D. GUYER
Shelly D. Guyer
Chief Financial Officer
Principal Financial Officer

Date: August 8, 2017