Form 10-Q
period 2017-09-30
Invitae Corp
filed 2017-11-09
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of October 27, 2017 was 50,218,987.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$33,858	$66,825
Marketable securities	43,049	25,798
Accounts receivable	6,142	1,153
Prepaid expenses and other current assets	7,898	8,024
Total current assets	90,947	101,800
Property and equipment, net	29,308	23,793
Restricted cash	5,405	4,697
Marketable securities, non-current	24,229	—
Intangible assets, net	20,100	—
Goodwill	42,843	—
Other assets	406	361
Total assets	$213,238	$130,651
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,683	$3,352
Accrued liabilities	22,267	6,711
Capital lease obligation, current portion	1,851	1,309
Debt, current portion	—	3,381
Total current liabilities	34,801	14,753
Capital lease obligation, net of current portion	2,420	266
Debt, net of current portion	39,030	8,721
Other long-term liabilities	11,593	7,837
Total liabilities	87,844	31,577
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 20,000,000 shares; Issued and outstanding: 3,458,823 and 0 shares as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value: Authorized: 400,000,000 shares; Issued and outstanding: 50,207,961 and 41,143,513 shares as of September 30, 2017 and December 31, 2016, respectively	5	4
Accumulated other comprehensive loss	(57)	—
Additional paid-in capital	483,551	374,288
Accumulated deficit	(358,105)	(275,218)
Total stockholders’ equity	125,394	99,074
Total liabilities and stockholders’ equity	$213,238	$130,651

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Test revenue	$17,310	$6,259	$40,597	$15,747
Other revenue	838	17	2,225	65
Total revenue	18,148	6,276	42,822	15,812
Costs and operating expenses:
Cost of test revenue	13,274	7,242	33,093	19,705
Research and development	11,502	11,482	32,864	32,855
Selling and marketing	13,246	6,803	37,338	20,689
General and administrative	11,102	5,655	25,915	17,794
Total costs and operating expenses	49,124	31,182	129,210	91,043
Loss from operations	(30,976)	(24,906)	(86,388)	(75,231)
Other income (expense), net	(56)	50	(596)	122
Interest expense	(1,128)	(115)	(2,517)	(299)
Net loss before taxes	(32,160)	(24,971)	(89,501)	$(75,408)
Income tax benefit	(4,758)	—	(6,614)	—
Net loss	$(27,402)	$(24,971)	$(82,887)	$(75,408)
Net loss per share, basic and diluted	$(0.57)	$(0.77)	$(1.86)	$(2.35)
Shares used in computing net loss per share, basic and diluted	48,221,896	32,315,038	44,639,416	32,145,806

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(27,402)	$(24,971)	$(82,887)	$(75,408)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(19)	(14)	(57)	33
Comprehensive loss	$(27,421)	$(24,985)	$(82,944)	$(75,375)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(82,887)	$(75,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,985	4,934
Stock-based compensation	14,387	6,350
Amortization of premium on marketable securities	108	253
Loss on disposal of assets	268	933
Remeasurements of liabilities associated with business combinations	556	—
Benefit from income taxes	(6,614)	—
Changes in operating assets and liabilities net of effects of business combination:
Accounts receivable	(1,801)	(405)
Prepaid expenses and other current assets	1,761	1,073
Other assets	(45)	1,015
Accounts payable	1,278	(946)
Accrued expenses and other liabilities	278	2,929
Net cash used in operating activities	(66,726)	(59,272)

Cash flows from investing activities:
Purchases of marketable securities	(94,563)	(78,915)
Proceeds from maturities of marketable securities	52,918	103,472
Acquisition of businesses, acquired cash	1,489	—
Purchases of property and equipment	(4,115)	(7,117)
Net cash used in investing activities	(44,271)	17,440

Cash flows from financing activities:
Proceeds from issuance of common stock	71,687	1,489
Proceeds from loan agreement	—	7,500
Proceeds from loan and security agreement	39,661	—
Loan payments	(30,457)	(1,595)
Capital lease principal payments	(2,153)	(1,189)
Net cash provided by financing activities	78,738	6,205

Net decrease in cash, cash equivalents and restricted cash	(32,259)	(35,627)
Cash, cash equivalents and restricted cash at beginning of period	71,522	78,069

Cash, cash equivalents and restricted cash at end of period	$39,263	$42,442

Supplemental cash flow information:
Interest paid	$2,182	$299

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$4,849	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$2,022	$1,870
Warrants issued pursuant to loan and security agreement	$740	$—
Common stock issued for acquisition of businesses	$22,876	$—
Consideration payable for acquisition of businesses	$12,436	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Organization and description of business

Invitae Corporation (the “Company”) was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. The Company’s production facility and headquarters is located in San Francisco, California. The Company currently has more than 20,000 genes in production and provides a variety of diagnostic tests that can be used in multiple indications. The Company’s tests include multiple genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. In addition, and as a result of the acquisition of Good Start Genetics in August 2017, the Company’s tests also include preimplantation and carrier screening for inherited disorders. The Company operates in one segment.

The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. For the year ended December 31, 2016, the Company’s net loss was $100.3 million, and for the nine months ended September 30, 2017, the Company’s net loss was $82.9 million. At September 30, 2017, the Company’s accumulated deficit was $358.1 million. To date, the Company has generated only limited revenue, and it may never achieve revenue sufficient to offset its expenses. The Company believes its existing cash, cash equivalents and marketable securities as of September 30, 2017, revenue from the sale of its tests, and a second term loan of $20.0 million available under a loan agreement  will be sufficient to meet its anticipated cash requirements for the 12-month period following the filing date of this report.

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

The Company has implemented the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that the September 30, 2017 financial statements are issued.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

As a result of the immaterial classification errors discussed above, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 reflect the following immaterial reclassification adjustments: reclassification for asset impairment charges from other income (expense), net to general and administrative expense of $0.2 million for the three months ended March 31, 2016; and reclassification for asset impairment charges from other income (expense), net, to general and administrative expense of $0.7 million for the three months ended June 30, 2016.

2. Summary of significant accounting policies

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; the acquisition-date fair value of intangible assets; the fair value of contingent consideration associated with acquisitions; the recoverability of long-lived assets; impairment of goodwill and intangible assets; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Concentrations of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company’s cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.

One customer represented 18.2% of accounts receivable in the consolidated financial statements as of September 30, 2017. One customer represented 13.7% and 8.3% of total revenue for three and nine months ended September 30, 2017, respectively. No customer represented over 10.0% of total revenue for the three and nine months ended September 30, 2016.

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

Restricted cash

Restricted cash consists of money market funds that serve as: collateral for a security deposit for the Company’s lease agreement for its production facility and headquarters entered into in September 2015; collateral for security deposits for facilities of the Company’s subsidiary Good Start Genetics, Inc.; collateral for a credit card agreement at one of the Company’s financial institutions; and for securing a letter of credit as collateral for a facility sublease agreement.

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows (in thousands):

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$33,858	$37,745
Restricted cash	5,405	4,697
Total cash, cash equivalents and restricted cash	$39,263	$42,442

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

Intangible Assets

Amortizable intangible assets include trade names, non-compete agreements, developed technology and customer relationships acquired as part of business combinations. Intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from three to sixteen years and are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment.

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

The Company acquired goodwill as part of acquisitions in January, June and August 2017, and therefore has not previously tested for nor recorded any goodwill impairment losses.

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

See Note 6, “Fair value measurements” for disclosure of the fair value of debt and further information on the fair value of the Company’s financial instruments.

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

The Company accounts for stock issued as compensation in connection with business combinations based on the fair value of the Company’s common stock on the date of issuance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). ASU 2015-14 defers the effective date of ASU 2014-09 for public business entities by one year to annual reporting periods beginning after December 15, 2017. Therefore, the new standard will become effective for the Company on January 1, 2018. The new standard permits the use of two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to implement ASU 2014-09 effective January 1, 2018 using the modified retrospective method. While the Company continues to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements, related disclosures and ongoing financial reporting, it anticipates the adoption of ASC 2014-09 will result in changes in the timing of revenue recognition. The Company currently recognizes revenue for the majority of third-party payers on a cash basis. Under ASC 606 the Company expects to recognize test revenue, on an accrual basis, at the time of delivery of genetic test results to its customers. This will result in earlier revenue recognition under ASC 606 relative to the cash-basis revenue recognition policy currently utilized by the Company for many of its customers.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company early adopted ASU 2017-01 effective January 1, 2017, and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. The Company early adopted ASU 2016-18 effective January 1, 2017, and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. The ASU is intended to improve financial reporting by reducing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning on or after December 15, 2016. The Company adopted ASU 2016-15 effective January 1, 2017, and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies accounting for share-based payment award transactions. ASU 2016-09 is effective for annual and interim periods beginning on or after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017, and, upon adoption of this standard, recorded a deferred tax asset for unrecorded excess tax benefits of approximately $0.4 million related to share-based payments through a cumulative effect adjustment to retained earnings, and a corresponding offset of the deferred tax asset with a 100% valuation allowance. In addition, under ASU 2016-09 the Company can elect a policy to account for forfeitures as they occur rather than on an estimated basis. The Company elected to continue its current policy of estimating forfeitures. The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

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

3. Business combinations

AltaVoice

In January 2017, the Company acquired AltaVoice (formerly Patient Crossroads, Inc.), a privately-owned patient-centered data company with a global platform for collecting, curating, coordinating, and delivering safeguarded data from patients and clinicians. The acquisition, complemented by several other strategic partnerships, will expand the Company's genome network, designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis, and treatment of hereditary disease. Pursuant to the terms of the Stock Purchase Agreement entered into on January 6, 2017, the Company acquired all of the outstanding shares of AltaVoice for total purchase consideration of $12.4 million, payable in the Company’s common stock, as follows:

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

The first payment of $5.5 million was classified as equity. The second payment was discounted to $4.7 million and recorded as a liability, and will be accreted to fair value at each reporting date until the extinguishment of the liability on March 31, 2018. The third payment, representing contingent consideration, was determined to have a fair value of $2.2 million and was recorded as a liability. In accordance with ASC Topic 805, Business Combinations, the contingent consideration of $2.2 million will be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings.

For the second payment, whose acquisition-date fair value was $4.7 million, the Company recorded accretion losses of $60,000 and $171,000 in other income (expense), net, for the three and nine months ended September 30, 2017, respectively. These accretion losses resulted from adjustments to the discounted value of the second payment, reflecting the passage of time. For the third payment, whose contingent acquisition-date fair value was $2.2 million, the Company recorded remeasurement losses of $114,000 and $385,000 in operating expense for the three and nine months ended September 30, 2017. These remeasurement losses reflected an updated estimation of fair value of the third payment. The principal input affecting that estimation was the passage of time.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
	$4,245

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of AltaVoice resulted in $9.4 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by combining capabilities, technology and data to accelerate the use of genetic information for the diagnosis and treatment of hereditary diseases. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. Concurrent with the acquisition, the Company recorded additional goodwill of $1.4 million relating to the tax consequence of recognizing the fair value of the acquisition-related intangibles, with an equal offset to deferred tax liability.

The results of operations of AltaVoice for the period from the acquisition date through September 30, 2017 are included in the accompanying consolidated statements of operations. Pursuant to ASC 805, the Company incurred and expensed approximately $159,000 in acquisition and transitional costs associated with the acquisition of AltaVoice during the year ended December 31, 2016 and the three months ended March 31, 2017, which were primarily general and administrative related.

Ommdom

In June 2017, the Company acquired Ommdom, Inc. (“Ommdom”), a privately-held company that develops, commercializes and sells hereditary risk assessment and management software, including CancerGene Connect, a cancer genetic counseling platform. The acquisition expands Invitae’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. CancerGene Connect is a platform for collecting and managing genetic family histories. The platform uses a cloud-based, mobile friendly patient interface to gather family history information from patients prior to a clinician appointment. Then, analysis tools analyze patients’ predisposition to disease and provide actionable analysis to inform therapeutic decisions, such as genetic testing or treatment approaches. In addition, the platform provides clinicians with the ability to look beyond the individual to understand trends across all of their patients.

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

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

The results of operations of Ommdom for the period from the acquisition date through September 30, 2017 are included in the accompanying consolidated statements of operations. Pursuant to ASC 805, during the three and nine months ended September 30, 2017, the Company incurred and expensed approximately $0 and $164,000, respectively, in acquisition and transitional costs associated with the acquisition of Ommdom, which were primarily general and administrative related.

Good Start Genetics

In August, 2017 the Company acquired 100% of the fully diluted equity of Good Start Genetics, Inc. (“Good Start”), a privately-held molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. The acquisition of Good Start is intended to further Invitae’s intention to create a comprehensive genetic information platform providing high-quality, affordable genetic information coupled with world-class clinical expertise to inform healthcare decisions throughout every stage of an individual’s life. The purchase consideration for the Good Start acquisition consisted of the assumption of the net liabilities of Good Start of $33.7 million at the acquisition date, August 4, 2017.

Immediately subsequent to the acquisition of Good Start, the Company paid $18.4 million in cash to settle the outstanding notes payable, accrued interest and related costs. In addition, and immediately subsequent to the acquisition, the Company settled the outstanding convertible promissory notes payable through:

(a)	payment of $11.9 million through the issuance of 1,148,283 shares of the Company’s common stock; and
(b)	payment of $3.9 million through the issuance of 380,116 shares of the Company’s common stock, representing a hold-back amount payable on the one-year anniversary of the acquisition date.

Also in connection with the acquisition of Good Start and immediately subsequent to the acquisition, the Company paid bonuses to certain members of Good Start’s management team through:

(a)	payment of $0.9 million through the issuance of 83,025 shares of the Company’s common stock; and
(b)	payment of $0.4 million through the issuance of 41,333 shares of the Company’s common stock, representing a hold-back amount payable on the one-year anniversary of the acquisition date.

These bonus payments were recorded as general and administrative expense.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The amount recorded as accounts receivable is provisional as the Company expects to receive future cash collections pertaining to Good Start revenue activities completed but not recognized at the acquisition date. The amount recorded as deferred tax liability is provisional because certain information and analysis related to Good Start’s historical net operating losses that may affect the Company’s initial valuation is still being obtained or reviewed. Thus, the provisional measurements of fair value discussed above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and restricted cash	$1,381
Accounts receivable	2,904
Prepaid expense and other assets	1,579
Property and equipment	1,491
Trade name	460
Developed technology	5,896
Customer relationships	7,830
Total identifiable assets acquired	21,541
Accounts payable	(5,418)
Accrued expenses	(6,802)
Deferred tax liability	(4,757)
Notes payable	(17,904)
Convertible promissory notes payable	(15,804)
Other liabilities	(222)
Total liabilities assumed	(50,907)
Net identifiable assets acquired	(29,366)
Goodwill	29,366
Net assets acquired	$—

Finite-lived intangibles included in the above table are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows (in thousands):

	Gross Purchased Intangible Assets	Estimated Useful Life (in Years)
Trade name	$460	3
Developed technology	5,896	5
Customer relationships	7,830	16
	$14,186

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Good Start resulted in the recognition of $29.4 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by expanding the Company’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. Concurrent with the acquisition, the Company recorded additional goodwill of $4.8 million relating to the tax consequence of recognizing the fair value of the acquisition-related intangibles, with an equal offset to deferred tax liability.

The results of operations of Good Start for the period from the acquisition date through September 30, 2017 are included in the accompanying consolidated statements of operations. Pursuant to ASC 805, the Company incurred and expensed approximately $1.7 million in acquisition and transitional costs associated with the acquisition of Good Start during the three and nine months ended September 30, 2017, which were recorded as general and administrative expense. Of this total, approximately $1.2 million was incurred and expensed by Good Start and $0.5 million was incurred and expensed by Invitae.

CombiMatrix

In July 2017, the Company, Coronado Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub), and CombiMatrix Corporation, a Delaware corporation (“CombiMatrix”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which CombiMatrix will merge with and into Merger Sub with CombiMatrix surviving as a wholly-owned subsidiary of the Company (the “CombiMatrix Merger”). The CombiMatrix Merger is subject to certain closing conditions, including approval by the stockholders of CombiMatrix. The CombiMatrix Board of Directors has set the date for the special meeting of CombiMatrix stockholders to vote on the CombiMatrix Merger proposal and related proposals for November 10, 2017. If approved, the CombiMatrix Merger is expected to close in the fourth quarter of 2017.

In connection with the CombiMatrix Merger, the Company commenced an offer to exchange (the “Warrant Exchange Offer”) each outstanding Series F warrant to acquire one share of common stock of CombiMatrix, validly tendered and not withdrawn in the offer, for 0.3056 of a share of the Company’s common stock. For purposes of calculating and satisfying the condition in the Merger Agreement that at least 90% of the CombiMatrix Series F warrants outstanding immediately prior to the date of the Merger Agreement shall have been validly tendered and not withdrawn prior to the expiration of the Warrant Exchange Offer, which is a condition to the Company’s obligation to consummate the CombiMatrix Merger, the Company will count towards such 90% requirement any and all CombiMatrix Series F warrants that are validly exercised prior to the expiration of the Warrant Exchange Offer (including, for this purpose, such exercises as are made contingent solely upon a closing of the CombiMatrix Merger).

At the effective time of the CombiMatrix Merger, each share of CombiMatrix common stock will be converted into the right to receive a fraction of a share of the Company’s common stock (the “Exchange Ratio”). It is currently anticipated that, at the closing of the CombiMatrix Merger, the Exchange Ratio would be between approximately 0.925 and 0.855 shares of the Company’s common stock. The Exchange Ratio is determined pursuant to a formula in the Merger Agreement, and the estimate of the Exchange Ratio is subject to adjustment.

In connection with the CombiMatrix Merger and the Warrant Exchange Offer, the Company expects to issue up to a maximum of 4,058,275 shares of common stock, including common stock underlying warrants and RSUs, to CombiMatrix securityholders who, immediately after the CombiMatrix Merger, are expected to own approximately 7% of the fully-diluted common stock of the combined company, with the Company’s securityholders, whose shares of the Company’s capital stock will remain outstanding after the CombiMatrix Merger, owning approximately 93% of the fully-diluted common stock of the combined company. These estimates are based on the assumption that 100% of the CombiMatrix Series F warrants are exchanged in the Warrant Exchange Offer and subject to adjustment. If, however, all of the CombiMatrix Series F warrants are exercised prior to expiration of the Warrant Exchange Offer, the maximum amount of the Company’s shares expected by the Company to be issued would increase to 5,100,457, with CombiMatrix securityholders owning 8.7% of the fully-diluted common stock of the combined company and the Company’s securityholders owning 91.3% of the fully-diluted common stock of the combined company.

Pro-forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, AltaVoice, Ommdom and Good Start on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information has been calculated after adjusting the results of Invitae, AltaVoice, Ommdom and Good Start to reflect the business combination accounting effects resulting from the acquisitions. These accounting effects consist of income tax benefits relating to the tax consequences of recognizing fair value of acquired intangible assets, amortization expense from acquired intangible assets and stock-based compensation expense relating to acquisitions

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the three and nine months ended September 30, 2017 combines the adjusted results of the Company for the three and nine months ended September 30, 2017, which include the results of AltaVoice subsequent to January 6, 2017, the adjusted results of Ommdom subsequent to June 11, 2017 and the adjusted results of Good Start subsequent to August 4, 2017 (the acquisition dates for AltaVoice, Ommdom and Good Start, respectively), with the adjusted historical results for AltaVoice for the period from January 1, 2017 to January 6, 2017, the adjusted historical results for Ommdom for the period from January 1, 2017 to June 11, 2017, and the adjusted historical results of Good Start for the period from January 1, 2017 to August 4, 2017. The unaudited pro forma financial information for the three and nine months ended September 30, 2016 combines the adjusted historical results for the Company for those periods, with the adjusted historical results for AltaVoice, Ommdom and Good Start for the same periods.

The following table summarizes the pro forma financial information for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	$19,925	$13,121	$54,924	$34,738
Net loss	$(37,170)	$(30,355)	$(106,896)	$(86,875)

Revenue attributable to Good Start since the acquisition date and recognized in the three months ended September 30, 2017 was $2.2 million. As the Company combined operations with Good Start at the acquisition date, net loss attributable to Good Start since the acquisition date cannot be practically calculated.

4. Goodwill and intangible assets

Goodwill

Details of the Company’s goodwill for the nine months ended September 30, 2017 are as follows (in thousands):

	AltaVoice	Ommdom	Good Start	Total
Balance as of December 31, 2016	$—	$—	$—	$—
Goodwill acquired	9,432	—	—	9,432
Balance as of March 31, 2017	9,432	—	—	9,432
Goodwill acquired	—	4,045	—	4,045
Balance as of June 30, 2017	9,432	4,045	—	13,477
Goodwill acquired			29,366	29,366
Balance as of September 30, 2017	$9,432	$4,045	$29,366	$42,843

Intangible Assets

The following table presents details of the Company’s finite-lived intangible assets as of September 30, 2017 (in thousands):

	Cost	Accumulated Amortization	Net	Estimated Remaining Useful Life (in Years)
Customer relationships	$11,366	$(345)	$11,021	13.7
Developed technology	8,801	(412)	8,389	4.8
Non-compete agreement	286	(43)	243	4.3
Trade name	474	(27)	447	2.9
	$20,927	$(827)	$20,100

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $0.6 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. As all acquisition-related intangible assets were acquired in 2017, no amortization was recorded for the three and nine months ended September 30, 2016. Intangible assets are carried at cost less accumulated amortization. Amortization expense is recorded to research and development, sales and marketing and general and administrative expense.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2017 (in thousands):

Amount
Remainder of 2017	$703
2018	2,812
2019	2,812
2020	2,748
2021	2,658
Thereafter	8,367
$20,100

5. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$30,855	$—	$—	$30,855
U.S. treasury notes	8,764	—	(3)	8,761
U.S. government agency securities	58,571	—	(54)	58,517
	$98,190	$—	$(57)	$98,133
Reported as:
Cash equivalents				$25,450
Restricted cash				5,405
Marketable securities				67,278
Total cash equivalents, restricted cash and marketable securities				$98,133

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$19,457	$—	$—	$19,457
U.S. treasury notes	11,515	2	—	11,517
U.S. government agency securities	14,283	—	(2)	14,281
	$45,255	$2	$(2)	$45,255
Reported as:
Cash equivalents				$14,760
Restricted cash				4,697
Marketable securities				25,798
Total cash equivalents, restricted cash and marketable securities				$45,255

The total amount of unrealized losses at September 30, 2017 was $57,000. The total fair value of investments with unrealized losses at September 30, 2017 was $67.3 million. None of the available-for-sale securities held as of September 30, 2017 has been in a continuous unrealized loss position for more than one year. At September 30, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

At September 30, 2017, the remaining contractual maturities of available-for-sale securities ranged from two to 16 months. For the nine months ended September 30, 2017, there were no realized gains or losses on available-for-sale securities.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Leasehold improvements	$12,442	$1,256
Laboratory equipment	16,661	13,644
Equipment under capital lease	8,367	5,871
Computer equipment	2,947	2,514
Software	2,515	2,489
Furniture and fixtures	542	238
Automobiles	20	20
Construction-in-progress	2,507	12,229
Total property and equipment, gross	46,001	38,261
Accumulated depreciation and amortization	(16,693)	(14,468)
Total property and equipment, net	$29,308	$23,793

Depreciation expense was $1.8 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and $5.1 million and $4.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation and related expenses	$5,315	$3,072
Accrued laboratory materials purchases	1,835	338
Accrued outsourced services	803	—
Accrued professional services	914	446
Accrued construction in progress	25	1,215
Lease incentive obligation, current	485	468
Liabilities associated with business combinations	9,851	—
Other	3,039	1,172
Total accrued liabilities	$22,267	$6,711

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Lease incentive obligation, non-current	$3,891	$4,243
Deferred rent, non-current	4,746	3,419
Liabilities associated with business combination	2,585	—
Other non-current liabilities	371	175
Total other long-term liabilities	$11,593	$7,837

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$30,855	$—	$—	$30,855
U.S. treasury notes	8,761	—	—	8,761
U.S. government agency securities	—	58,517	—	58,517
Total financial assets	$39,616	$58,517	$—	$98,133

Financial liabilities:
Contingent consideration	$—	$—	$2,585	$2,585
Total financial liabilities	$—	$—	$2,585	$2,585

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$19,457	$—	$—	$19,457
U.S. treasury notes	11,517	—	—	11,517
U.S. government agency securities	—	14,281	—	14,281
Total financial assets	$30,974	$14,281	$—	$45,255

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

The following table presents the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Level 3
Contingent Consideration Liability
Balance as of December 31, 2016	$—
Contingent consideration	2,200
Change in estimate of fair value	385
Balance as of September 30, 2017	$2,585

The Company’s debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

As of September 30, 2017, the Company had a contingent obligation up to $5.0 million payable in the Company’s common stock to the former owners of AltaVoice in conjunction with the Company’s acquisition of AltaVoice in January 2017. The contingency is dependent upon future revenues attributable to AltaVoice. If such revenues are least $10 million in 2017, the Company will make a payment of $5.0 million in the Company’s common stock on March 31, 2018. If revenue attributable to AltaVoice is less than $10 million in 2017, but the combined revenue attributable to AltaVoice for the combined period of 2017 and 2018 is at least $10 million, the Company will make a payment of up to $5.0 million in the Company’s common stock on March 31, 2019. The Company estimated the fair value of the contingent consideration at $2.2 million at the acquisition date of January 6, 2017, based on a Monte Carlo simulation, as well as estimates of the 30-day trailing price of its stock at certain dates, its volatility assumptions and its revenue forecasts, all of which were significant inputs in the Level 3 measurement not supported by market activity. The value of the liability will be subsequently remeasured to fair value at each reporting date. Changes to revenue forecasts can significantly affect the estimated fair value of the contingent consideration. Changes in estimated fair value will be recorded as a component of operating expenses until the contingency is paid or expires. The change in the fair value of the contingent consideration between the acquisition date and September 30, 2017 was an increase of $385,000.

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at September 30, 2017 and December 31, 2016, are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$39,030	$40,184	$12,102	$11,905

7. Commitments and contingencies

Operating leases

In September 2015, the Company entered into a lease agreement for a headquarters and production facility in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company has determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company will receive a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company has made to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. At September 30, 2017, all of the lease incentive had been utilized by the Company and reimbursements totaling $4.4 million had been received from the landlord. Aggregate future minimum lease payments for the new facility at September 30, 2017 were approximately $65.8 million.

In addition to the security deposit of approximately $4.6 million for the headquarters and production facility, the Company has provided, as collateral for other leases, security deposits of $0.4 million and $0.8 million at September 30, 2017 and December 31, 2016, respectively, which are included in other assets in the Company’s consolidated balance sheets. Security deposits relating to Good Start facilities were $0.4 million at September 30, 2017 and are included in restricted cash in the Company’s consolidated balance sheet as of that date.

Future minimum payments under non-cancelable operating leases as of September 30, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$2,268
2018	9,499
2019	9,459
2020	9,497
2021	9,727
Thereafter	39,523
Total minimum lease payments	$79,973

Rent expense was $2.1 million and $2.2 million for the three months ended September 30, 2017 and 2016 respectively and $6.1 million and $6.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017, obligations under the Loan and Security Agreement were $40.0 million. Debt issuance costs related to the Loan and Security Agreement of $339,000 and the warrant fair value of $740,000 were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the Loan and Security Agreement. Future payments under the Loan and Security Agreement as of September 30, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$906
2018	3,634
2019	12,534
2020	15,953
2021	14,701
Thereafter	5,481
Total remaining debt payments	53,209
Less: amount representing debt discount	(970)
Less: amount representing interest	(13,209)
Present value of remaining debt payments	39,030
Less: current portion	—
Total non-current debt obligation	$39,030

Interest expense related to the Loan and Security Agreement and the Loan Agreement was $1.3 million and $124,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Future payments under capital leases at September 30, 2017 are as follows (in thousands):

Amounts
2017 (remainder of year)	$669
2018	1,743
2019	1,450
2020	746
Total capital lease obligations	4,608
Less: amount representing interest	(337)
Present value of net minimum capital lease payments	4,271
Less: current portion	(1,851)
Total non-current capital lease obligations	$2,420

Interest expense related to capital leases was $45,000 and $60,000 for the nine months ended September 30, 2017 and 2016, respectively.

Property and equipment under capital leases was $8.4 million and $5.9 million as of September 30, 2017 and December 31, 2016, respectively. Accumulated depreciation and amortization, collectively, on these assets was $2.5 million and $3.4 million at September 30, 2017 and December 31, 2016, respectively.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at September 30, 2017 or December 31, 2016.

Contingencies

The Company was not a party to any material legal proceedings at September 30, 2017, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

8. Stockholders’ Equity

Private placement

On August 3, 2017, in a private placement to certain accredited investors, the Company sold 5,188,235 shares of its common stock at a price of $8.50 per share, and 3,458,823 shares of its Series A convertible preferred stock at a price of $8.50 per share, for gross proceeds of approximately $73.5 million and net proceeds of $68.9 million. The Series A preferred stock is a non-voting common stock equivalent and conversion of the Series A preferred stock is prohibited if the holder exceeds a specified threshold of voting security ownership. The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like.

9. Stock incentive plans

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

Based on its evaluations of the probability of achieving performance conditions, the Company recorded stock-based compensation expense of zero for the three months ended September 30, 2017 and 2016, and $0.4 million and zero for the nine months ended September 30, 2017 and 2016, respectively, related to the PRSUs.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000's)
Balances at December 31, 2016	1,375,766	4,490,662	$8.21	8.11	$5,312
Additional shares reserved	2,923,183	—
Options granted	(607,398)	607,398	$9.20
Options cancelled	499,917	(499,917)	$9.58
Options exercised		(333,921)	$4.40
RSUs granted	(2,059,340)
RSUs cancelled	228,419
PRSUs cancelled	177,960
Balances at September 30, 2017	2,538,507	4,264,222	$8.49	7.72	$6,024
Options exercisable at September, 2017		2,101,661	$7.62	6.95	$4,791
Options vested and expected to vest at September 30, 2017		3,950,184	$8.42	7.65	$5,871

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $5.97 and $6.26 in the nine months ended September 30, 2017 and 2016, respectively. The weighted-average fair value of RSUs granted was $10.21 and $9.83 in the nine months ended September 30, 2017 and 2016. No PRSUs were granted in the nine months ended September 30, 2017 and the weighted average fair value of PRSUs granted in the nine months ended September 30, 2016 was $6.50.

The total grant-date fair value of options to purchase common stock vested was $5.1 million and $4.0 million in the nine months ended September 30, 2017 and 2016, respectively.

The intrinsic value of options to purchase common stock exercised was $1.8 million and $1.2 million in the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes RSU and PRSU activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2016	1,421,757	$8.77
RSUs granted	2,059,340	$10.20
RSUs vested	(537,539)	$10.63
PRSUs vested	(352,045)	$6.54
RSUs cancelled	(228,419)	$10.23
PRSUs cancelled	(177,960)	$6.53
Balance at September 30, 2017	2,185,134	$10.04

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At September 30, 2017, cash received from payroll deductions pursuant to the ESPP was $1.1 million.

The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At September 30, 2017, a total of 505,400 shares of common stock are reserved for issuance under the ESPP.

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

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended,		Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expected term (in years)	—	6.03	6.03	6.03
Expected volatility	0.00%	73.91%	72.64%	71.09%
Risk-free interest rate	0.00%	1.20%	2.01%	1.36%
Dividend yield	—	—	—	—

No stock options were granted in the three months ended September 30, 2017.

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model based on the following assumptions:

	As of September 30,
	2017	2016
Expected term (in years)	8.50 – 8.58	6.51 – 10.00
Expected volatility	69.90% – 78.70%	74.39%
Risk-free interest rate	1.83 – 2.04%	1.28 – 1.55%
Dividend yield	—	—

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016, included in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$404	$683	$1,606	$1,257
Research and development	1,096	1,124	4,853	2,391
Selling and marketing	780	424	2,985	1,000
General and administrative	2,500	777	4,943	1,702
Total stock-based compensation expense	$4,780	$3,008	$14,387	$6,350

At September 30, 2017, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $10.3 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.4 years. Unrecognized compensation expense related to RSUs at September 30, 2017, net of estimated forfeitures, was $16.3 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.3 years. At September 30, 2017, there was no unrecognized compensation expense related to PRSUs and no capitalized stock-based employee compensation.

10. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(27,402)	$(24,971)	$(82,887)	$(75,408)
Shares used in computing net loss per share, basic and diluted	48,221,896	32,315,038	44,639,416	32,145,806
Net loss per share, basic and diluted	$(0.57)	$(0.77)	$(1.86)	$(2.35)

The following common stock equivalents have been excluded from diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 because their inclusion would be anti-dilutive:

	September 30,
	2017	2016
Shares of common stock subject to outstanding options	4,264,222	4,566,023
Shares of common stock subject to outstanding warrants	116,845	—
Shares of common stock subject to outstanding RSUs	2,185,134	920,232
Shares of common stock subject to outstanding PRSUs	—	556,712
Shares of common stock pursuant to ESPP	142,947	145,780
Shares of Series A convertible preferred stock	3,458,823	—
Total shares of common stock equivalents	10,167,971	6,188,747

11. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$16,640	$5,245	$38,745	$12,768
Canada	825	508	2,281	1,868
Rest of world	683	523	1,796	1,176
Total revenue	$18,148	$6,276	$42,822	$15,812

All long-lived assets, at September 30, 2017 and December 31, 2016, were located in the United States.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the structure, timing, stockholder approval and/or completion of the proposed merger with CombiMatrix Corporation;
•	our ability to complete the warrant exchange offer being conducted in connection with the proposed merger with CombiMatrix;
•	our beliefs regarding the potential benefits and synergies from completed and pending acquisitions;
•	our views regarding the future of genetic testing and its role in mainstream medical practice;
•

strategic plans for our business, products and technology, including our ability to expand our assay and develop new assays while maintaining attractive pricing, further enhance our genetic testing service and the related user experience, build interest in and demand for our tests and attract potential partners;

•	the implementation of our business model;
•	the rate and degree of market acceptance of our tests and genetic testing generally;
•	our ability to scale our infrastructure and operations in a cost‑effective manner;
•	the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assay to include additional genes;
•	our expectations with respect to future hirings;
•	the timing and results of studies with respect to our tests;
•	developments and projections relating to our competitors and our industry;
•	the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;
•	our commercial plans, including our sales and marketing expectations;
•	our ability to obtain and maintain adequate reimbursement for our tests;
•	regulatory developments in the United States and foreign countries;
•	our ability to hire and retain key personnel;
•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our ability to obtain funding for our operations;
•	our financial performance, including our expectations regarding profitability;
•	our beliefs regarding the potential impact of errors in our tests;
•	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and
•	our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements.

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

Business overview

Our mission is to bring comprehensive genetic information into mainstream medical practice to improve the quality of healthcare for billions of people. We now have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. These additions to our test menu have resulted from a series of process improvements that have enabled us to continue to expand our test menu while maintaining our strategy of lowering the cost of genetic testing and as a result of the acquisition of Good Start Genetics, Inc. (“Good Start”).

We continue to experience rapid growth. For the nine months ended September 30, 2017 and 2016 our revenue was $42.8 million and $15.8 million, respectively, and we incurred net losses of $82.9 million and $75.4 million, respectively. At September 30, 2017, we had an accumulated deficit of $358.1 million. We increased our number of employees to 509 at September 30, 2017 from 306 at September 30, 2016. Our sales force grew to 77 at September 30, 2017 from 40 at September 30, 2016. We expect headcount will continue to increase in the remainder of 2017 and in 2018, due to acquisitions and as we add staff to support anticipated growth.

Since our commercial launch through September 30, 2017, we have delivered approximately 166,000 billable tests. Sales of our tests have grown significantly. In 2015 we generated approximately 19,000 billable tests, in 2016 we generated approximately 57,000 billable tests, and in the first nine months of 2017 we generated approximately 86,500 billable tests. On a historical basis through September 30, 2017, approximately 21% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

We intend to continue to invest in our business. In 2015 we entered into a lease agreement for a new production facility and headquarters in San Francisco, California. This lease expires in July 2026, and at September 30, 2017, aggregate future minimum lease payments for the new facility are approximately $65.8 million. In January 2017, we acquired AltaVoice, a patient-centered data company with a global platform for collecting, curating, coordinating, and delivering safeguarded data from patients and clinicians. This acquisition expands our Genome Network, designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. In June 2017, we acquired Ommdom, Inc., a company that develops, commercializes and sells hereditary risk assessment and management software, including CancerGene Connect, a cancer genetic counseling platform. The acquisition of Ommdom expands our suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. On August 4, 2017, we acquired Good Start Genetics, a provider of carrier testing and preimplantation embryo testing. See Note 3 to the condensed consolidated financial statements. In addition, on July 31, 2017, we announced that we had entered into an agreement to acquire CombiMatrix Corporation, a provider of advanced diagnostic testing for women and newborns. The pending acquisition of CombiMatrix Corporation is subject to closing conditions.

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

Factors affecting our performance

Number of billable tests

The growth in our genetic testing business is tied to the number of tests for which we bill third-party payers, institutions, collaboration agreement partners or patients, which we refer to as billable tests. We bill for our services following delivery of the billable test report derived from testing samples and interpreting the results. We incur the expenses associated with a test in the period in which the test is processed regardless of when payment is received with respect to that test. We believe the number of billable tests in any period is an important indicator of the growth in our business.

Success obtaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage for our tests from third-party payers. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage from third-party payers, including the Centers for Medicare and Medicaid Services, or CMS, is an important factor in gaining adoption by ordering clinicians. We are approved as a Medicare provider, which allows us to bill for our services to Medicare patients. We are also in contract with numerous other third-party payers, and as of September 30, 2017, we have a total of approximately 207 million covered lives in network, including Medicare.

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

Ability to lower the costs associated with performing our tests

Reducing the costs associated with performing our genetic tests is both a near-term focus and a strategic objective of ours. Over the long term we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases. We also have and intend to continue to design and implement hardware and software tools that will reduce personnel cost for both laboratory and clinical operations by increasing personnel efficiency and thus lowering labor costs per test. Finally, with our recent acquisition, we are focused on reducing the costs of testing, consolidating labs, transferring assays to our higher volume lab to gain efficiencies, and reducing costs of labor.

Ability to expand our genetic content

As we reduce our costs, we intend to continue to expand our test menus by steadily releasing additional genetic content for the same or lower prices per test, ultimately leading to affordable whole genome services. Additionially, through acquisitions we have also expanded the types of tests offered to include family health testing. The breadth and flexibility of our offering will be a critical factor in our ability to address new markets for genetic testing services and to continue to grow the volume of billable tests we deliver.

Investment in our business and timing of expenses

We plan to continue to invest significantly in our genetic testing and information management business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to significantly scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, to scale our customer service capabilities and to expand the functionality of our website. As part of our growth, we also plan to hire additional personnel, including software engineers, sales and marketing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. In addition, we expect to incur ongoing expenses as a result of operating as a public company and as we acquire companies. The expenses we incur may vary significantly by quarter, as we focus on building out different aspects of our business.

How we recognize revenue

Our historical revenue has been recognized primarily upon cash receipt. While we anticipate the number of payers for whom we recognize revenue upon delivery of test results will increase in the future, we do not expect to recognize significant additional amounts of revenue on an accrual basis in the remainder of 2017. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter.

For the nine months ended September 30, 2017 and 2016, amounts billed for tests delivered totaled $92.4 million and $40.0 million, respectively. In the nine months ended September 30, 2017, we recognized test revenue of $31.2 million related to amounts billed for tests delivered during 2017, $6.8 million related to amounts billed for tests delivered during 2016 and $0.4 million related to amounts billed for tests delivered in 2015, as well as Good Start test revenue of $2.2 million and other revenue of $2.2 million. Of the total revenue of $42.8 million recognized for the nine months ended September 30, 2017, $27.6 million was recognized as test revenue upon cash receipt, $10.8 million was recognized as test revenue on an accrual basis, $2.2 million was recognized as revenue from Good Start, principally on an accrual basis and $2.2 million was recognized as other revenue on an accrual basis. It is difficult to predict future revenue from previously delivered but unpaid tests. Accordingly, we cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Because we are in the early stages of commercializing our tests and in operationalizing our contracts with third-party payers, we have had limited payment and collection history. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from any previously delivered but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials. In addition, private payers often ask us to refrain from submitting claims for a period of up to 60 days after contract execution, which can cause the timing of payments to vary significantly during the months after contract signing, which may in turn cause our revenues to vary significantly from quarter to quarter.

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

Cost of test revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and includes expenses for materials and supplies, personnel costs including medical interpretation costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing our tests are recorded as the patient’s sample is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we generally do not recognize revenue in the period in which costs are incurred. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we may gain as test volume increases and from automation and other cost reductions.

Operating expenses

Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.

Research and development

Research and development expenses represent costs incurred to develop our technology and future tests and data services. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests and with our efforts to lower the cost of performing our test. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, deliver reports and automate our business processes. These costs consist of personnel costs, laboratory supplies and equipment expenses, consulting costs and allocated overhead including rent, information technology, equipment depreciation and utilities.

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

General and administrative

General and administrative expenses include executive, finance and accounting, legal, human resources and billing functions. These expenses include personnel-related costs, audit and legal expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. Our general and administrative expenses will increase in 2017, compared to 2016, as we continue to scale our operations and incur acquisition-related expenses.

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

We account for stock granted as compensation in connection with business acquisitions at the fair value of the stock granted at the award date.

For the nine months ended September 30, 2017 and 2016 we recorded stock-based compensation expense of $14.4 million and $6.4 million, respectively. At September 30, 2017, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $10.3 million, which we expect to recognize over a weighted-average period of 2.4 years. Unrecognized compensation expense related to RSUs at September 30, 2017 was $16.3 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.3 years.

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

Results of operations

Comparison of the three months ended September 30, 2017 and 2016 (in thousands except for percentage changes)

	Three Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Revenue:
Test revenue	$17,310	$6,259	$11,051	177%
Other revenue	838	17	821	4,829%
Total revenue	18,148	6,276	11,872	189%
Operating expenses:
Cost of test revenue	13,274	7,242	6,032	83%
Research and development	11,502	11,482	20	0%
Selling and marketing	13,246	6,803	6,443	95%
General and administrative	11,102	5,655	5,447	96%
Total operating expenses	49,124	31,182	17,942	58%
Loss from operations	(30,976)	(24,906)	(6,070)	24%
Other income (expense), net	(56)	50	(106)	(212)%
Interest expense	(1,128)	(115)	(1,013)	881%
Net loss before taxes	(32,160)	(24,971)	(7,189)	29%
Income tax benefit	(4,758)	—	(4,758)	(100)%
Net loss	$(27,402)	$(24,971)	$(2,431)	10%

Comparison of the nine months ended September 30, 2017 and 2016 (in thousands except for percentage changes)

	Nine Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Revenue:
Test revenue	$40,597	$15,747	$24,850	158%
Other revenue	2,225	65	2,160	3,323%
Total revenue	42,822	15,812	27,010	171%
Operating expenses:
Cost of test revenue	33,093	19,705	13,388	68%
Research and development	32,864	32,855	9	0%
Selling and marketing	37,338	20,689	16,649	80%
General and administrative	25,915	17,794	8,121	46%
Total operating expenses	129,210	91,043	38,167	42%
Loss from operations	(86,388)	(75,231)	(11,157)	15%
Other income (expense), net	(596)	122	(718)	(589)%
Interest expense	(2,517)	(299)	(2,218)	742%
Net loss before taxes	(89,501)	(75,408)	(14,093)	19%
Income tax benefit	(6,614)	—	(6,614)	100%
Net loss	$(82,887)	$(75,408)	$(7,479)	10%

Revenue

The increase in total revenue of $11.9 million for the three months ended September 30, 2017 compared to the same period in 2016 was due primarily to increased test volume for Invitae tests and the effect of revenues from Good Start Genetics and AltaVoice. Revenue recognized on a cash basis was $11.0 million in the three months ended September 30, 2017 compared to $5.6 million in the same period in 2016, and this increase was principally attributable to increased Invitae test volumes. Revenue recognized on an accrual basis was $7.2 million in the three months ended September 30, 2017 compared to $0.7 million in the same period in 2016. Of this increase, approximately $3.5 million was attributable to increased Invitae test volume, $2.2 million was attributable to Good Start test revenues and $0.8 million was attributable to genome network revenues from AltaVoice.

The increase in total revenue of $27.0 million for the nine months ended September 30, 2017 compared to the same period in 2016 was due primarily to increased Invitae test volume and revenues from Good Start Genetics and AltaVoice. Revenue recognized on a cash basis was $27.6 million in the nine months ended September 30, 2017 compared to $13.6 million in the same period in 2016, and this increase was principally attributable to increased Invitae test volumes. Revenue recognized on an accrual basis was $15.2 million in the nine months ended September 30, 2017 compared to $2.2 million in the same period in 2016. Of this increase, $8.6 million was attributable to increased Invitae test volumes, $2.2 million was attributable to genome network revenues relating to our acquisition of AltaVoice and $2.2 million was attributable to Good Start test revenues.

Cost of test revenue

The increase in the cost of test revenue of $6.0 million for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the three months ended September 30, 2017, the number of samples accessioned, which included Good Start Genetics tests, increased to approximately 40,000 from approximately 15,500 for the same period in 2016. Cost per sample accessioned was $331 in the three months ended September 30, 2017 compared to $458 in the prior year period. The lower cost per sample in the current period was primarily attributable to increased volume, which led to higher labor efficiencies. In addition, cost per sample accessioned for reagent and laboratory materials costs was lower due to production improvements.

The increase in the cost of test revenue of $13.4 million for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to costs associated with increased test volume partially offset by the effect of cost efficiencies. For the nine months ended September 30, 2017, the number of samples accessioned increased to approximately 97,000 from approximately 38,000 for the same period in 2016. This increase included approximately 6,000 Good Start Genetics samples. Cost per sample accessioned was $343 in the nine months ended September 30, 2017 compared to $514 in the prior year period. The lower cost per sample in the current period was primarily attributable to increased volume, which led to higher labor efficiencies. In addition, cost per sample accessioned for reagent and laboratory materials costs was lower due to production improvements.

Research and development

Research and development expense was $11.5 million for the three months ended September 30, 2017 and 2016. Personnel costs increased by $0.9 million, principally reflecting the acquisition of Good Start Genetics. In addition, allocated technology and facilities-related expenses increased by $1.0 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017 and consultancy costs increased by $0.2 million. These cost increases were offset by increased allocations of resources from research and development to cost of revenue, which reduced research and development expense by $1.5 million, reflecting increased test volumes and reduced validation sequencing activities. Stock-based compensation costs decreased by $0.4 million and costs of reagents and laboratory materials decreased by $0.2 million.

Research and development expense was $32.9 million for the nine months ended September 30, 2017 and 2016. Stock-based compensation costs increased by $2.5 million reflecting new restricted stock unit grants. In addition, allocated technology and facilities-related expenses increased by $1.0 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. Personnel costs increased by $0.5 million principally reflecting the acquisition of Good Start Genetics. These cost increases were offset by the effect of increased test volumes and reduced validation sequencing activities in 2017. Allocation of resources from research and development to cost of revenue, which reduces research and development expense, increased by $3.4 million, reflecting higher test volumes. Costs of reagents and laboratory materials decreased by $0.8 million.

Selling and marketing

The increase in selling and marketing expenses of $6.4 million for the three months ended September 30, 2017 compared to the same period in 2016 was due primarily to increased personnel costs of $3.4 million. Personnel costs increased due to headcount increases which reflected the hiring of new field sales representatives, the addition of former AltaVoice employees and the transfer of personnel to selling and marketing from research and development. The increase of $3.4 million included $2.5 million of salary expense, $0.4 million of stock compensation expense and $0.4 million of benefit and severance costs. The incremental increase in costs attributable to the Good Start Genetics acquisition was $1.3 million. Travel costs increased by $0.6 million, reflecting increased headcount. Marketing costs increased by $0.5 million reflecting costs to develop and distribute promotional materials and for sales channel development services.

The increase in selling and marketing expenses of $16.6 million for the nine months ended September 30, 2017 compared to the same period in 2016 was due primarily to increased personnel costs of $12.7 million including increases of $7.7 million in salaries, $2.2 million in stock compensation, $1.6 million in sales commissions and $1.2 million in other benefits. Allocated technology and facilities-related expenses increased by $3.0 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. The incremental increase in costs attributable to the Good Start Genetics acquisition was $1.3 million. These cost increases were partially offset by an increase of $1.2 million in allocations of resources from sales and marketing to cost of revenue, reflecting increased test volumes and sign-out activity.

General and administrative

The increase in general and administrative expenses of $5.4 million for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to costs related to the Good Start Genetics acquisition including acquisition-related stock compensation expense of $1.7 million and other costs related to the acquisition of $0.7 million. Personnel related costs increased by $1.3 million principally due to our hiring an internal billings and collection team to replace third-party billings and collections contractors. Third-party billings and collections related costs increased $0.4 million due to higher sales volumes and equipment and supplies expenses increased $0.2 million reflecting higher headcount.

The increase in general and administrative expenses of $8.1 million for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to increased personnel costs of $4.4 million, including an increase in salaries of $2.0 million due to higher headcount, an increase of stock-based compensation of $1.9 million due principally to acquisition-related stock compensation expense, and increased benefits of $0.5 million reflecting higher headcount. Headcount increased principally due to hiring an internal billings and collection team to replace third-party billings and collections contractors. Costs related to the Good Start Genetics acquisition included post-acquisition compensation expense of $1.7 million and other costs related to the acquisition of $0.7 million. Third-party billings and collection costs increased by $1.4 million, reflecting increased sales volumes and costs related to running dual billing systems for a portion of 2017. Legal fees increased by $0.8 million due to merger and acquisition activities, and equipment and supplies expenses increased $0.6 million reflecting higher headcount.

These cost increases were offset by increased allocations of technology and facilities-related expenses to other functional areas of $2.0 million, reflecting the allocation of costs associated with our new production facility and headquarters, which became fully operational in February 2017. From February 2016 to January 2017, we recorded rent expense for our new production facility and headquarters as general and administrative expense. Beginning in February 2017, we began allocating this cost across our organization. In addition, impairment costs were lower in the current period by $0.7 million, due to costs recorded in 2016 only, relating to the shutdown of a portion our office in Palo Alto, California.

Other income (expense), net

The increase in other income (expense), net of $0.1 million for the three months ended September 30, 2017 compared to the same period in 2016 was principally due to losses on disposal of equipment partially offset by increased interest income.

The decrease in other income (expense), net of $0.7 million for the nine months ended September 30, 2017 compared to the same period in 2016 was principally due to a loss on extinguishment of debt of $0.7 million recorded in March 2017. This charge related to our repayment in full, and prior to the scheduled maturity date, of the balance of our obligations under a loan and security agreement entered into in July 2015, or the 2015 Loan Agreement.

Interest expense

The increase in interest expense of $1.0 million for the three months ended September 30, 2017 compared to the same period in 2016 was due principally to increased borrowings under a loan and security agreement entered into in March 2017, or the 2017 Loan Agreement.

The increase in interest expense of $2.2 million for the nine months ended September 30, 2017 compared to the same period in 2016 was due principally to increased borrowings, both under the 2015 Loan Agreement and the 2017 Loan Agreement.

Income tax benefit

The income tax benefit of $4.8 million and $6.6 million recorded in the three and nine months ended September 30, 2017, respectively, was due to changes in our deferred income tax asset valuation allowances resulting from our acquisitions of AltaVoice in January 2017, Ommdom in June 2017 and Good Start in August 2017.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the nine months ended September 30, 2017 and 2016, we had net losses of $82.9 million and $75.4 million, respectively, and we expect to incur additional losses in the near-term. At September 30, 2017, we had an accumulated deficit of $358.1 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock, net proceeds of approximately $105.7 million from our initial public offering and net proceeds of $47.1 million from an underwritten public offering of our common stock which closed in November 2016. In addition, in August 2017, we sold common stock and Series A convertible preferred stock in a private placement for net proceeds of approximately $68.9 million.

From inception through September 30, 2017, we have entered into various capital lease agreements for an aggregate financing amount of $12.8 million to obtain laboratory equipment. The terms of our capital leases are typically three years. Interest rates for currently outstanding capital leases range from 4.3% to 6.3% and the leases are secured by the underlying equipment.

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

At September 30, 2017 and December 31, 2016, we had $106.5 million and $97.3 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. We believe our existing cash and cash equivalents as of September 30, 2017, revenue from the sale of our tests, a second term loan of $20.0 million under the 2017 Loan Agreement, and the net proceeds of $68.8 million from the private placement that closed in August 2017, will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report.

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

We have implemented the guidance in Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the September 30, 2017 financial statements are issued.

The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(66,726)	$(59,272)
Cash used in investing activities	(44,271)	17,440
Cash provided by financing activities	78,738	6,205

Cash flows from operating activities

For the nine months ended September 30, 2017, cash used in operating activities of $66.7 million principally resulted from our net loss of $86.7 million, increased by $6.6 million of income tax benefits associated with business combinations and offset by non-cash charges of $14.4 million for stock-based compensation, $6.0 million for depreciation and amortization and $0.6 million for non-cash remeasurements of liabilities associated with business combinations. The net effect on cash of changes in net operating assets was a source of cash of $1.5 million.

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

Cash flows from investing activities

For the nine months ended September 30, 2017, cash used in investing activities of $44.3 million was primarily due to purchases of marketable securities exceeding maturities of marketable securities by $41.6 million. This was due to the application of net proceeds received from both the term loan under the 2017 Loan Agreement and the July 2017 private placement to purchase marketable securities. In addition, cash used for purchases of property and equipment was $4.1 million.

For the nine months ended September 30, 2016, cash provided by investing activities of $17.4 million was due to proceeds from maturities of marketable securities exceeding purchases of marketable securities by $24.6 million, partially offset by purchases of property and equipment of $7.1 million.

Cash flows from financing activities

For the nine months ended September 30, 2017, cash provided by financing activities of $78.7 million consisted of net proceeds of $68.9 million from the August 2017 private placement, net proceeds of $39.7 million from an initial term loan under the 2017 Loan Agreement and cash received from exercises of stock options and employee stock plan purchases totaling $2.3 million. These cash inflows were partially offset by a cash payment of $18.4 million to settle loan obligations assumed in the Good Start acquisition, other loan payments of $12.1 million and capital lease obligations payments of $2.2 million.

For the nine months ended September 30, 2016, cash provided by financing activities of $6.2 million consisted of borrowings of $7.5 million under the 2015 Loan Agreement and cash received from exercises of stock options of $1.5 million, partially offset by loan payments of $1.6 million and capital lease obligations payments of $1.2 million.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of September 30, 2017 (in thousands):

Contractual obligations:	Remainder of 2017	2018 and 2019	2020 and 2021	2022 and beyond	Total
Operating leases	$2,268	$18,999	$19,224	$39,523	$80,014
Capital leases	669	3,193	749	—	4,611
Term loan	906	16,168	30,654	5,481	53,209
Total	$3,843	$38,360	$50,627	$45,004	$137,834

In September 2015, we entered into a lease agreement for our new production facility and headquarters in San Francisco, California, in which we commenced occupancy and operations in January 2017. This lease expires in July 2026. Leases for other facilities in California and in Cambridge, Massachusetts expire at various dates from January 2018 through October 2026.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations of $40.0 million at September 30, 2017, which resulted from a term loan pursuant to the 2017 Loan Agreement. This loan is subject to a floating interest rate. We had capital lease obligations of $4.3 million as of September 30, 2017, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. Our cash, cash equivalents, marketable securities and restricted cash totaled $106.5 million at September 30, 2017, and consisted of bank deposits, money market funds, U.S treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At September 30, 2017, a hypothetical 1% (100 basis points) increase in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $461,000. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

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

ITEM 1A.  Risk Factors.

Risks related to the proposed acquisition of CombiMatrix

The completion of the proposed merger with CombiMatrix is subject to a number of conditions that are outside of our control and the control of CombiMatrix, and there can be no assurance that the proposed merger will be completed in a timely manner or at all. If the merger is not consummated, our business could suffer materially and our stock price could decline

The consummation of the proposed merger between Invitae and CombiMatrix is subject to a number of closing conditions, including (i) the approval by CombiMatrix’s stockholders and (ii) completion of ours warrant exchange offer for CombiMatrix Series F warrants, which requires (a) a minimum participation level by holders of at least 90% of the Series F warrants outstanding immediately prior to the date of the merger agreement (and we will count towards such 90% requirement any and all CombiMatrix Series F warrants that are validly exercised prior to the expiration of the warrant exchange offer (including exercises contingent solely upon a closing of the merger)), unless waived by us, and (b) other closing conditions to the warrant exchange offer are satisfied. The completion of the merger is also subject to a number of other conditions, including certain governmental approvals and the absence of a material adverse effect upon either party. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or will be delayed, and we may lose some or all of the intended benefits of the merger.

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

Neither the merger exchange ratio nor the amount that will be offered to CombiMatrix Series F warrant holders in the warrant exchange offer is adjustable based on the market price of our common stock so the merger consideration at the closing may have a greater or lesser value than at the time the merger agreement was signed.

The merger agreement establishes the exchange ratio for the CombiMatrix common stock and preferred stock and establishes a minimum amount that will be offered to CombiMatrix Series F warrant holders in the warrant exchange offer, and any changes in the market price of our common stock before the completion of the merger will not affect the number of shares CombiMatrix securityholders will be entitled to receive pursuant to the merger agreement. Therefore, if before the completion of the merger the market price of our common stock declines from the market price on the date of the merger agreement, then CombiMatrix securityholders could receive merger consideration with substantially lower value. Similarly, if before the completion of the merger the market price of our common stock increases from the market price on the date of the merger agreement, then CombiMatrix securityholders could receive merger consideration with substantially more value for their shares of CombiMatrix capital stock than the parties had negotiated for in the establishment of the exchange ratio. Additionally, the merger agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the value of our common stock, for each one percentage point that the market value of our common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration issued to CombiMatrix securityholders.

Sales of substantial amounts of our common stock in the open market by former CombiMatrix stockholders could depress our share price.

Our common stock issued to stockholders of CombiMatrix in the merger will be freely tradable without restrictions or further registration under the Securities Act of 1933, or the Securities Act. If the merger is completed and if CombiMatrix’s former stockholders sell substantial amounts of our common stock in the public market following completion of the merger, the market price of our common stock may decrease. These sales might also make it more difficult for us to sell equity or equity-related securities at a time and price that we otherwise would deem appropriate.

The anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The merger involves the integration of two companies that have previously operated independently. Prior to announcement, neither we nor CombiMatrix conducted any integration planning for the two companies, and our ability to do so prior to consummation of the merger may be substantially limited by applicable law. After the merger, we will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we and CombiMatrix are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

The combined company may also be unable to use CombiMatrix’s current net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes. Changes in services, changes in sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on the combined company’s financial results, financial condition and stock price.

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

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the agreement to merge with CombiMatrix, as well as the costs and expenses of filing, printing and mailing the related proxy statement/prospectus, and all filing and other fees paid in connection with the merger. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

Any litigation relating to the merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the merger.

Lawsuits related to the merger may be filed against CombiMatrix, us and/or the directors and officers of either company. The outcome of any such litigation is uncertain. Such lawsuits could prevent or delay completion of the merger and may adversely affect our business, financial condition, results of operations and/or cash flows.

Risks related to our business and strategy

We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.

We have incurred substantial losses since our inception. For the nine months ended September 30, 2017 and 2016, we had net losses of $82.9 million and $75.4 million, respectively. At September 30, 2017, we had an accumulated deficit of $358.1 million. To date, we have generated limited revenue, and we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Although we plan to become cash flow positive by the end of 2018, we may not successfully execute our plan. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

With respect to AltaVoice, Ommdom, Good Start and any acquisitions we may make in the future, including CombiMatrix, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, the loss of customers, payers, partners or suppliers following the completion of any acquisitions by us could harm our business. For example, we have experienced a reduction in Good Start’s sales as a result of the termination of a contract by a third-party laboratory that had performed expanded carrier screening for Good Start. Integration of an acquired company or business, including Good Start, also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete future transactions, such as CombiMatrix, in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

In cases where we have established reimbursement rates with third-party payers, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements may vary from payer to payer, and it may be time-consuming and require additional resources to meet these requirements. We may also experience delays in or denials of coverage if we do not adequately comply with these requirements. In addition, we have experienced, and may continue to experience delays in reimbursement when we transition to being an in-network provider with a payer.

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

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe our existing cash and cash equivalents as of September 30, 2017, revenue from the sale of our tests, the net proceeds of a term loan, which was funded in March 2017, and the net proceeds of a private placement financing which closed in August 2017, will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report. Beyond this 12-month period, we intend to generate sufficient cash from operations to fund our future operating needs, but there can be no assurance we will be able to do so. We may need additional funding to finance our operations prior to achieving profitability. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our new loan agreement are subject to covenants, including quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.

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

We may not be able to market or sell our current tests and any future tests we may develop effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests in the United States through our internal sales force and outside the United States with the assistance of distributors. Historically, our sales efforts have been focused primarily on hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. In fact, we significantly increased the size of our sales force in the first quarter of 2017 and we plan to again expand the sales force by the end of 2017. Our future sales will also depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We have limited experience implementing these types of alternative marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.

Outside the United States we use distributors to assist with sales, logistics, education, and customer support. Sales practices utilized by our distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts are not successful outside the United States, we may not achieve significant market acceptance for our tests outside the United States, which could adversely impact our business.

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

Our success depends on our ability to provide reliable, high-quality tests that incorporate rapidly evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with those variants. Errors, such as failure to detect genomic variants with high accuracy, or mistakes, such as failure to identify, or incompletely or incorrectly identifying, gene variants or their significance, could have a significant adverse impact on our business.

In August 2017, a client reported a discrepancy between an Invitae test report and a test report issued by another laboratory for the presence of a single rare variant in the MSH2 gene known as the Boland inversion. This gene is associated with Lynch syndrome, which is a familial cancer syndrome that significantly increases the risk of colorectal and other cancers. Our assay had reliably detected the Boland inversion event since its first validation. However, during the implementation of an update to the assay, we omitted the components designed specifically to identify the Boland inversion event. As soon as we learned of the error, we quickly rectified it and implemented three new quality checks designed to ensure this type of error does not happen again. We have identified all potential patients impacted by this incident, and are reanalyzing our previous test results to ensure their accuracy. We expect that less than 50 patients will be affected by this incident. We also expect to complete reanalysis and notification to impacted patients and their clinicians in the fourth quarter of 2017.

Hundreds of genes can be implicated in some disorders, and overlapping networks of genes and symptoms can be implicated in multiple conditions. As a result, a substantial amount of judgment is required in order to interpret testing results for an individual patient and to develop an appropriate patient report. We classify variants in accordance with published guidelines as benign, likely benign, variants of uncertain significance, likely pathogenic or pathogenic, and these guidelines are subject to change. In addition, it is our practice to offer support to clinicians and geneticists ordering our tests regarding which genes or panels to order as well as interpretation of genetic variants. We also rely on clinicians to interpret what we report and to incorporate specific information about an individual patient into the physician’s treatment decision.

The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians or geneticists, and lead to claims against us if someone were to allege that a test failed to perform as it was designed, if we failed to correctly interpret the test results, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our, reputation and results of operations.

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

Historically, the U.S. Food and Drug Administration, or FDA, has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. Subsequently, on January 13, 2017, the FDA published a “discussion paper” in which it outlined a substantially revised “possible approach” to the oversight of LDTs. In March 2017, a draft bill titled "The Diagnostics Accuracy and Innovation Act" was released for discussion. The draft bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category of regulated products, which includes LDTs, and a regulatory structure under the FDA. As proposed, the draft bill grandfathers many existing tests and phases in FDA oversight over a period of years (e.g., companies would have two years from the date the FDA promulgates final implementing regulations before such regulations became effective). We cannot predict if this draft bill will be enacted in its current (or any other) form and cannot quantify the effect of this draft bill on our business.

Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.

If the FDA ultimately regulates certain LDTs as medical devices, whether via individualized enforcement action, or more generally, as outlined in final guidance or final regulation, or as instructed by Congress, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements for medical devices can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s medical device requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certifications to conduct our tests at our laboratories in San Francisco, California and Cambridge, Massachusetts. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in San Francisco, including the training and skills required of personnel and quality control. We also maintain a clinical laboratory license to conduct testing at our laboratory in Cambridge, Massachusetts. We also maintain out-of-state laboratory licenses to conduct testing on specimens from Florida, Maryland, New York, Pennsylvania and Rhode Island. In addition to having laboratory licenses in New York, our clinical reference laboratories are approved on test-specific bases by the New York State Department of Health, or NYDOH. Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.

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

The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. CAP asserts that its program is “designed to go well beyond regulatory compliance” and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have CAP accreditations for our San Francisco and Cambridge laboratories. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

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

As set forth in the PAMA final rule, for tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests will be paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology, similar to prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. In April 2016, we announced that CMS had begun providing payments for our multi-gene tests for hereditary breast cancer-related disorders at an interim payment per test of $622.53. On October 3, 2016, we announced that CMS had priced our multi-gene tests for hereditary breast cancer-related disorders at $925.00 per test. The 2017 CLFS National Limitation Amount, or NLA, for this test was set at $931.47.

On September 22, 2017, CMS posted a “preliminary” file that summarized the CLFS payment rates calculated under the new PAMA final rule. This file indicates that the median of private payer rates reported to Medicare for the code used to report our multi-gene test for hereditary breast cancer-related disorders was $136.47. The PAMA final rule caps the annual reduction in the calendar year 2018, 2019, and 2020 CLFS payment rates for any test to 10% of the previous year’s rates, so the proposed CLFS payment rate for this test would be substantially higher than the median for at least the next three years (i.e., $838.33 in 2018, $754.50 in 2019, and $679.05 in 2020). The PAMA final rule also caps the annual percentage reduction in 2021, 2022 and 2023 rates to 15% of the previous year’s rate, further phasing-in any reduction required calculated using data reported during 2020. Nevertheless, if finalized as posted, we would experience 10% decreases in Medicare reimbursement per test per year for at least the next three years.

PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The CPT® Editorial Panel approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA, but it is unclear how these codes would apply to our tests.

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

We are an emerging growth company, as defined under the Securities Act. We will remain an emerging growth company until December 31, 2020, although if our revenue exceeds $1 billion in any fiscal year before that time, we would cease to be an emerging growth company as of the end of that fiscal year. In addition, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter of any fiscal year before the end of that five-year period, we would cease to be an emerging growth company as of December 31 of that year. As an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to certain other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and financial-related disclosures, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict whether investors will find our common stock less attractive if we choose to rely on any of these exemptions. If investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

At September 30, 2017, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 47% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At September 30, 2017, our total gross deferred tax assets were $94.0 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed or pending acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

ITEM 6.  Exhibits.

Exhibit Number	Description

2.1@

Agreement and Plan of Merger and Reorganization, dated as of July 31, 2017, by and among Invitae Corporation, Coronado Merger Sub, Inc. and CombiMatrix Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017).

2.2@

Agreement and Plan of Merger, dated as of July 31, 2017, by and among Invitae Corporation, Bueno Merger Sub, Inc., Good Start Genetics, Inc., the Noteholders, the Management Carveout Plan Participants, and OrbiMed Private Investments III, LP as the Holders’ Representative (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017).

3.1

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Invitae Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017).

10.1	Registration Rights Agreement, dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017).

10.2	Amendment to Registration Rights Agreement, dated as of July 31, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017).

10.3

Amended and Restated Registration Rights Agreement, dated as of July 31, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017).

10.4

Independent Contractor Agreement, effective as of the closing date of the CombiMatrix Merger, by and between Invitae Corporation and Mark McDonough (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S‑4 (File No. 333‑220447), as amended, filed with the SEC on September 13, 2017).

10.5

Independent Contractor Agreement, effective as of the closing date of the CombiMatrix Merger, by and between Invitae Corporation and Scott R. Burell (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑4 (File No. 333‑220447), as amended, filed with the SEC on September 13, 2017).

10.6

Marketing and Laboratory Services Agreement dated as of September 25, 2017 by and between Invitae Corporation, Good Start Genetics, Inc. and CombiMatrix Molecular Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2017).

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

Date: November 8, 2017