Form 10-Q
period 2018-03-31
Invitae Corp
filed 2018-05-10
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b 2 of the Exchange Act. (Check one):

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

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 27, 2018 was 67,204,562.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$18,443	$12,053
Marketable securities	36,526	52,607
Accounts receivable	21,490	10,422
Prepaid expenses and other current assets	12,756	11,599
Total current assets	89,215	86,681
Property and equipment, net	30,307	30,341
Restricted cash	5,406	5,406
Marketable securities, non-current	225	5,983
Intangible assets, net	34,264	35,516
Goodwill	46,972	46,575
Other assets	1,999	576
Total assets	$208,388	$211,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,109	$8,606
Accrued liabilities	26,257	22,742
Capital lease obligation, current portion	1,879	2,039
Total current liabilities	35,245	33,387
Capital lease obligation, net of current portion	2,895	3,373
Debt	58,554	39,084
Other long-term liabilities	9,734	13,440
Total liabilities	106,428	89,284
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 20,000,000 shares; Issued and outstanding: 3,458,823 as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value: Authorized: 400,000,000 shares; Issued and outstanding: 53,710,140 and 53,595,914 shares as of March 31, 2018 and December 31, 2017, respectively	5	5
Accumulated other comprehensive loss	(160)	(171)
Additional paid-in capital	525,592	520,558
Accumulated deficit	(423,477)	(398,598)
Total stockholders’ equity	101,960	121,794
Total liabilities and stockholders’ equity	$208,388	$211,078

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Test revenue	$27,053	$9,695
Other revenue	618	643
Total revenue	27,671	10,338
Costs and operating expenses:
Cost of test revenue	18,076	9,329
Research and development	15,366	10,023
Selling and marketing	18,924	11,572
General and administrative	11,780	6,751
Total costs and operating expenses	64,146	37,675
Loss from operations	(36,475)	(27,337)
Other income (expense), net	1,647	(691)
Interest expense	(1,292)	(322)
Net loss before taxes	(36,120)	(28,350)
Income tax benefit	—	(1,422)
Net loss	$(36,120)	$(26,928)
Net loss per share, basic and diluted	$(0.66)	$(0.64)
Shares used in computing net loss per share, basic and diluted	54,381,751	42,318,136

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(36,120)	$(26,928)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	11	(36)
Comprehensive loss	$(36,109)	$(26,964)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(36,120)	$(26,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,433	1,733
Stock-based compensation	4,393	3,278
Amortization of premium on marketable securities	9	40
Loss on disposal of assets	—	268
Loss on sales of available-for-sale securities	23	—
Remeasurements of liabilities associated with business combinations	1,093	—
Changes in operating assets and liabilities net of effects of business combination:
Accounts receivable	(224)	(605)
Prepaid expenses and other current assets	(1,156)	(506)
Other assets	(2,548)	(11)
Accounts payable	(1,574)	1,858
Accrued expenses and other liabilities	(231)	(1,157)
Net cash used in operating activities	(32,902)	(22,030)

Cash flows from investing activities:
Purchases of marketable securities	(225)	(45,113)
Proceeds from sales of marketable securities	19,965	—
Proceeds from maturities of marketable securities	2,078	17,493
Acquisition of businesses, acquired cash	—	54
Purchases of property and equipment	(1,871)	(1,343)
Net cash used in investing activities	19,947	(28,909)

Cash flows from financing activities:
Proceeds from issuance of common stock	191	696
Proceeds from loan and security agreement	19,792	39,661
Loan payments	—	(12,102)
Capital lease principal payments	(638)	(702)
Net cash provided by financing activities	19,345	27,553

Net increase (decrease) in cash, cash equivalents and restricted cash	6,390	(23,386)
Cash, cash equivalents and restricted cash at beginning of period	17,459	71,522
Cash, cash equivalents and restricted cash at end of period	$23,849	$48,136
Supplemental cash flow information:
Interest paid	$1,003	$296
Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$1,940
Purchases of property and equipment in accounts payable and accrued liabilities	$658	$3,050
Investment in privately held company in other assets and accrued liabilities	$1,125	$—
Warrants issued pursuant to loan and security agreement	$383	$740
Deferred offering costs included in accounts payable and accrued liabilities	$263	$—
Common stock issued for acquisition of businesses	$—	$5,475
Consideration payable for acquisition of businesses	$—	$6,909

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Organization and description of business

Invitae Corporation (the “Company”) was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. The Company’s production facility and headquarters is located in San Francisco, California. The Company currently has more than 20,000 genes in production and provides a variety of diagnostic tests that can be used in multiple indications. The Company’s tests include multiple genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. In addition, and as a result of the acquisitions of Good Start Genetics (“Good Start”) in August 2017 and CombiMatrix Corporation (“CombiMatrix”) in November 2017, the Company’s tests also include preimplantation and carrier screening for inherited disorders, prenatal diagnosis, miscarriage analysis and pediatric developmental disorders. The Company operates in one segment.

The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near term. For the year ended December 31, 2017, the Company’s net loss was $123.4 million, and for the three months ended March 31, 2018, the Company’s net loss was $36.1 million. At March 31, 2018, the Company’s accumulated deficit was $423.5 million. To date, the Company has generated only limited revenue, and it may never achieve revenue sufficient to offset its expenses. The Company believes its existing cash, cash equivalents and marketable securities as of March 31, 2018, revenue from the sale of its tests, and amounts available under a loan agreement will be sufficient to meet its anticipated cash requirements for its currently-planned operations for the 12-month period following the filing date of this report.

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

The Company has implemented the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that the March 31, 2018 financial statements are issued.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

2. Summary of significant accounting policies

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition (See Note 3, “Revenue, accounts receivable and deferred revenue” for further information); the acquisition-date fair value of intangible assets; the fair value of contingent consideration associated with acquisitions; the recoverability of long-lived assets; impairment of goodwill and intangible assets; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Concentrations of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.

One customer represented 15% and 13% of accounts receivable in the condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, respectively. One customer represented 16% of total revenue for the three months ended March 31, 2018 and no customer represented 10% or more of total revenue for the three months ended March 31, 2017.

Accounts receivable

The Company receives payment for its tests from partners, patients, institutional customers and third-party payers. See Note 3, “Revenue, accounts receivable and deferred revenue” for further information.

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

See Note 7, “Fair value measurements” for disclosure of the fair value of debt and further information on the fair value of the Company’s financial instruments.

Variable interest entity

The Company has a variable interest in a variable interest entity (“VIE”) through an investment in a convertible note issued by the VIE. The convertible note does not provide the Company with current voting rights in the VIE or with power to direct the activities of the VIE which most significantly affect its economic performance. The Company is not the VIE’s primary beneficiary and does not consolidate the VIE. The Company will continue to assess its investment and future commitments to the investee. To the extent its relationship with the investee changes, the Company may be required to consolidate the investee in future periods.

See Note 6, “Balance sheet components”, Note 7, “Fair value measurements” and Note 8, “Investment in privately held company” for additional disclosures related to the convertible note, which is recorded as an available-for-sale security.

Revenue recognition

The Company recognizes revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. All revenues are generated from contracts with customers.

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

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). Under the new guidance entities will be permitted to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. When adopted, ASU 2018-02 requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. The Company is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements, related disclosures and ongoing financial reporting. The Company has not yet selected an implementation date for ASU 2018-02.

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

Recently adopted accounting pronouncements – Revenue recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) designed to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, the Company adopted the provisions of Topic 606 using the modified retrospective method. From adoption to date, the Company has recognized all its revenue from contracts with customers within the scope of Topic 606. In connection with the adoption, the Company recognized the cumulative effect of initially applying this standard as an adjustment to retained earnings on the date of adoption. Comparative information prior to the date of adoption has not been restated and continues to be reported under the accounting standards in effect for those periods.

In connection with the adoption of Topic 606, the Company amended its revenue recognition policy to provide for the recognition of certain variable consideration related to diagnostic tests that was previously deferred pending cash collection. Under Topic 606, the Company records variable consideration based on an estimate of the consideration to which it will be entitled.

Revenue recognition

Adoption of Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method. The provisions of Topic 606 were applied to all customer contracts that were not completed as of the date of adoption. Prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.

The Company recognizes revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. All revenues are generated from contracts with customers.

Diagnostic tests

The majority of the Company’s revenue is generated from genetic testing services that provide analysis and associated interpretation of the sequencing of parts of the genome. Test orders are placed under written requisitions signed by the patient and/or medical provider, and the Company often enters into contracts with institutions (e.g., hospitals and clinics) and insurance companies that include pricing provisions under which such tests are billed. Billing terms are generally net thirty days.

While the transaction price of diagnostic tests is originally established either via contract or pursuant to the Company’s standard list price, the Company often provides concessions for tests billed to insurance carriers, and therefore the transaction price for patient insurance-billed tests is considered to be variable and revenue is recognized based on an estimate of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. Making these estimates requires significant judgments based upon such factors as length of payer relationship, historical payment patterns, changes in contract provisions and insurance reimbursement policies. These judgments are reviewed quarterly and revenue recognized is updated, as necessary, until the Company’s obligations are fully settled.

In connection with some diagnostic test orders, the Company offers limited re-requisition rights (“Re-Requisition Rights”) that are considered distinct at contract inception, and therefore certain diagnostic test orders contain two performance obligations, the performance of the original test and the Re-Requisition Rights. When Re-Requisition Rights are granted, the Company allocates the transaction price to each performance obligation based on the relative estimated standalone selling prices. In order to comply with loss contract rules, the allocations are adjusted, if necessary, to ensure the amount deferred for Re-Requisition Rights is no less than the estimated cost of fulfilling the Company’s related obligations.

The Company looks to transfer of control in assessing timing of recognition of revenue in connection with each performance obligation. In general, revenue in connection with diagnostic tests is recognized upon delivery of the underlying clinical report or when the report is made available on the Company’s web portal. Outstanding performance obligations pertaining to orders received but for which the underlying report has not been issued are generally satisfied within a thirty-day period. Revenue in connection with Re-Requisition Rights is recognized as the rights are exercised or expire unexercised, which is generally within ninety days of initial deferral.

Other contracts

The Company also enters into collaboration and genome network contracts. Collaboration agreements provide customers with diagnostic testing and related data aggregation reporting services that are provided over the contract term. Collaboration revenue is recognized as the testing and reporting services are delivered to the customer. Genome network offerings consist of subscription services related to a proprietary software platform designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. Such services are recognized on a straight-line basis over the subscription periods.

Amounts due under collaboration and genome network agreements are typically billable on net thirty-day terms.

Other recently adopted accounting pronouncements

The Company has determined there are no other recently adopted or issued accounting standards that had, or will have, a material impact on its condensed consolidated financial statements.

Prior period reclassifications

Revenue amounts in prior periods have been reclassified to conform with current period presentation, which separates test revenue from other revenue. Other revenue consists principally of revenue from genome network subscription services and collaboration agreements.

3. Revenue, accounts receivable and deferred revenue

As described in Note 2, the Company adopted Topic 606 effective January 1, 2018. In connection with the adoption the Company utilized the following practical expedients and exemptions:

•	Certain information about remaining performance obligations is not disclosed because the underlying contracts have an original expected duration of one year or less.
•	Sales commissions are expensed when incurred because the amortization period would have been one year or less. Commission costs are recorded as a component of sales and marketing expenses.
•

No adjustments to promised consideration were made for financing as the Company expects, at contract inception, that the period between the transfer of a promised good or service and when the customer pays for that good or service will be one year or less.

The adoption of Topic 606 resulted in a cumulative-effect adjustment of $11.2 million to accounts receivable and accumulated deficit as of January 1, 2018, primarily related to the recognition of uncollected diagnostic test variable consideration as of the date of adoption. Test revenue without adoption of Topic 606 for the three months ended March 31, 2018 includes cash collections related to accounts receivable recorded as of January 1, 2018 in connection with the Topic 606 cumulative-effect adjustment.

The effect of the adoption of Topic 606 upon financial statement line items in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018, and the Company’s condensed consolidated balance sheet as of March 31, 2018 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Test revenue	$27,053	$26,980	$73
Net loss	$(36,120)	$(36,193)	$73
Net loss per share, basic and diluted	$(0.66)	$(0.67)	$0.01

	As of March 31, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Accounts receivable, net	$21,490	$10,486	$11,004
Accumulated deficit	$(423,477)	$(434,790)	$11,313
Stockholders' equity	$101,960	$90,647	$11,313

Disaggregation of revenue

Diagnostic test revenues are generated from three groups of customers: institutions, such as hospitals and clinics, patients who pay directly, and patient’s insurance carriers. Amounts billed and collected, and the timing of collections, vary based on whether the payer is an institution, an insurance carrier or a patient. Accordingly, for purposes of complying with the disclosure requirements of Topic 606, diagnostic test revenues are disaggregated between these three payer groups. Further, revenue recognized under collaboration and genome network agreements is disaggregated from diagnostic test revenue.

The following table includes the Company’s revenues as disaggregated by payer category (in thousands, unaudited):

	Three Months Ended March 31,
	2018	2017 (1)
Diagnostic tests:
Institutions	$7,231	$2,600
Patient - direct	2,850	757
Patient - insurance	16,972	6,338
Total diagnostic tests	27,053	9,695
Collaboration and genome network	618	643
Total revenues	$27,671	$10,338

(1) As noted above, prior period amounts are presented as originally reported based upon the accounting standards in effect for those periods.

Included in revenue in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 was $139,000 that was included in deferred revenue at January 1, 2018. There were  no adjustments to variable consideration for performance obligations satisfied in prior periods.

Accounts receivable, net

The majority of the Company’s accounts receivable represents amounts billed to institutions (e.g., hospitals, clinics) and estimated amounts to be collected from third-party insurance payers for diagnostic test revenue recognized. Also included is amounts due under the terms of collaboration and genome network agreements for diagnostic testing and data aggregation reporting services provided and proprietary platform access rights transferred.

Deferred revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance related to one or more performance obligations. The amounts deferred to date primarily consist of consideration received pertaining to the estimated exercise of certain Re-Requisition Rights. In order to comply with loss contract rules, the Company’s Re-Requisition Rights revenue deferral is no less than the estimated cost of fulfilling its related obligations. The Company recognizes revenue related to Re-Requisition Rights as the rights are exercised or expire unexercised, which is generally within 90 days of initial deferral.

4. Business combinations

AltaVoice

On January 6, 2017, the Company acquired AltaVoice (formerly Patient Crossroads, Inc.), a privately-owned patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians. The acquisition, complemented by several other strategic partnerships, will expand the Company's genome network, designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. Pursuant to the terms of the Stock Purchase Agreement entered into on January 6, 2017, the Company acquired all of the outstanding shares of AltaVoice for total purchase consideration of $12.4 million, payable in the Company’s common stock, as follows:

(a)	payment of $5.5 million through the issuance of 641,126 shares of the Company’s common stock;
(b)

payment of $5.0 million in the Company’s common stock, payable on March 31, 2018, with the common shares deliverable equal to $5.0 million divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018. This payment was made on April 2, 2018 (see Note 13, “Subsequent events”);

(c)

payment of $5.0 million in the Company’s common stock, contingently payable on March 31, 2018 if a milestone based on a certain threshold of revenue was achieved during 2017, with the shares deliverable equal to $5.0 million divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018. As the foregoing milestone was not achieved, there is a new contingent milestone based on achieving a revenue target during 2017 and 2018. Should the new milestone revenue target be achieved, then on March 31, 2019, a payment of up to $5.0 million in the Company’s common stock would be payable. The actual payout is dependent upon the 2017 and 2018 revenue target (capped at $14.0 million) times 75% less $5.5 million. This formula in effect caps the possible payout amount at $5.0 million in the Company’s common shares. The number of shares to be issued will be equal to the payout amount divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2019.

The first payment of $5.5 million was classified as equity. The second payment was discounted to $4.7 million and recorded as a liability, and was accreted to fair value at each reporting date until the extinguishment of the liability on April 2, 2018 (see Note 13, “Subsequent events”). The third payment, representing contingent consideration, was determined to have a fair value of $2.2 million and was recorded as a liability. In accordance with ASC Topic 805, Business Combinations, the contingent consideration of $2.2 million will be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings.

For the second payment, whose acquisition-date fair value was $4.7 million, the Company recorded accretion gains (losses) of $1.6 million and $(53,000) in other income (expense), net, for the three months ended March 31, 2018 and 2017, respectively. The accretion gain in 2018 resulted from an adjustment to the value of the second payment as of March 31, 2018, and principally reflected the difference between the value of the common shares deliverable, based upon the closing price of the Company’s stock on March 29, 2018, and the value per share used to calculate the number of common shares deliverable. The accretion loss in 2017 resulted from an adjustment to the discounted value of the second payment, reflecting the passage of time. For the third payment, whose contingent acquisition-date fair value was $2.2 million, the Company recorded remeasurement losses of $488,000 and $0 in operating expense for the three months ended March 31, 2018 and 2017, respectively. The remeasurement losses recorded in 2018 reflect updated estimations of fair value of the third payment, based upon achieving a revenue target during 2017 and 2018, as the milestone based on a certain threshold of revenue to be achieved during 2017 was not met. The principal inputs affecting that estimation were updates to the Company’s revenue forecasts and the passage of time.

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

The results of operations of AltaVoice for the period from the acquisition date through March 31, 2017 are included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2017. Pursuant to ASC 805, the Company incurred and expensed approximately $159,000 in acquisition and transitional costs associated with the acquisition of AltaVoice during the three months ended March 31, 2017, which were primarily general and administrative related.

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

Pursuant to the terms of a Stock Exchange Agreement, the Company acquired all of the outstanding shares of Ommdom for consideration of $6.1 million, payable entirely in the Company’s common stock. There was no cash consideration nor any contingent payments associated with the acquisition, other than a hold-back amount of $613,000. Per the terms of the agreement, the Company will issue shares of its common stock as follows:

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

Good Start Genetics

On August 4, 2017, the Company acquired 100% of the fully diluted equity of Good Start, a privately-held molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. The acquisition of Good Start is intended to further Invitae’s intention to create a comprehensive genetic information platform providing high-quality, affordable genetic information coupled with world-class clinical expertise to inform healthcare decisions throughout every stage of an individual’s life. The purchase consideration for the Good Start acquisition consisted of the assumption of the net liabilities of Good Start of $24.4 million at the acquisition date.

Immediately subsequent to the acquisition of Good Start, the Company paid $18.4 million in cash to settle outstanding notes payable, accrued interest and related costs. In addition, and immediately subsequent to the acquisition, the Company settled outstanding convertible promissory notes payable through:

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

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and restricted cash	$1,381
Accounts receivable	2,507
Prepaid expense and other assets	1,579
Property and equipment	1,320
Trade name	460
Developed technology	5,896
Customer relationships	7,830
Total identifiable assets acquired	20,973
Accounts payable	(5,418)
Accrued expenses	(6,802)
Notes payable	(17,904)
Convertible promissory notes payable	(15,430)
Other liabilities	(222)
Total liabilities assumed	(45,776)
Net identifiable assets acquired	(24,803)
Goodwill	24,803
Net assets acquired	$—

In March 2018, the Company recorded an adjustment to its accounting for the amount recorded as accounts receivable at acquisition. Accordingly, the fair value of accounts receivable was decreased by $397,000 on March 31, 2018, with a corresponding increase to goodwill.

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
	$14,186

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Good Start resulted in the recognition of $24.8 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by expanding the Company’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes.

CombiMatrix

On November 14, 2017, the Company completed its acquisition of CombiMatrix in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of July 31, 2017 (the “Merger Agreement”), by and among the Company, Coronado Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and CombiMatrix, pursuant to which Merger Sub merged with and into CombiMatrix, with CombiMatrix surviving as a wholly-owned subsidiary of the Company (the “Merger”).

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

Pursuant to the Merger Agreement, the Company issued an aggregate of 2,703,389 shares of its common stock as follows:

(a)	payment of $20.5 million through the issuance of 2,611,703 shares of the Company’s common stock to holders of CombiMatrix common stock outstanding;
(b)	payment of $0.7 million through the issuance of 85,219 shares of the Company’s RSUs to holders of outstanding and unsettled CombiMatrix restricted stock units;
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

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The amount recorded as deferred tax liability, $0 at December 31, 2017, is provisional because certain information and analysis related to CombiMatrix’s tax attributes and ownership change history that may affect the Company’s valuation is still being obtained or reviewed. Thus, the provisional measurement of fair value discussed above is subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Customer relationships are being amortized on an accelerated basis, utilizing free cash flows, over a period of 11 years. All other finite-lived intangibles included in the above table are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows (in thousands):

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

Pro-forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, AltaVoice, Ommdom, Good Start and CombiMatrix on an unaudited pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information has been calculated after adjusting the results of the Company, AltaVoice, Ommdom, Good Start and CombiMatrix to reflect the business combination accounting effects resulting from the acquisitions. These accounting effects consist of income tax benefits relating to the tax consequences of recognizing fair value of acquired intangible assets, amortization expense from acquired intangible assets and stock-based compensation expense relating to acquisitions.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented. The pro forma financial information for the three months ended March 31, 2017 combines the adjusted results of the Company for the three months ended March 31, 2017, which include the adjusted results of AltaVoice subsequent to January 6, 2017 with the historical results for AltaVoice for the period from January 1, 2017 to January 6, 2017, and the adjusted historical results of Ommdom, Good Start and CombiMatrix for the three months ended March 31, 2017.

The following table summarizes the pro forma financial information for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,
	Actual	Pro Forma
	2018	2017
Total revenue	$27,671	$18,903
Net loss	$(36,120)	$(29,120)

5. Goodwill and intangible assets

Goodwill

Details of the Company’s goodwill for the three months ended March 31, 2018 are as follows (in thousands):

	AltaVoice	Ommdom	Good Start	CombiMatrix	Total
Balance as of December 31, 2017	$9,432	$4,045	$24,406	$8,692	$46,575
Goodwill adjustment	—	—	397	—	397
Balance as of March 31, 2018	$9,432	$4,045	$24,803	$8,692	$46,972

Intangible Assets

The following table presents details of the Company’s finite-lived intangible assets as of March 31, 2018 (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in Years)	Weighted Average Estimated Remaining Useful Life (in Years)
Customer relationships	$23,763	$(1,221)	$22,542	10.0	9.4
Developed technology	11,963	(1,581)	10,382	4.8	4.2
Non-compete agreement	286	(72)	214	5.0	3.8
Trade name	576	(143)	433	2.7	2.1
Patent licensing agreement	496	(12)	484	15.0	14.7
Favorable leases	247	(38)	209	2.0	1.8
	$37,331	$(3,067)	$34,264	8.2	7.6

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on an accelerated basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $1.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Intangible assets are carried at cost less accumulated amortization. Amortization expense is recorded to research and development, sales and marketing and general and administrative expense.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2018 (in thousands):

Amount
2018	$3,800
2019	5,250
2020	5,525
2021	5,829
2022	4,123
Thereafter	9,737
$34,264

6. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$6,860	$—	$—	$6,860
Certificates of deposit	300	—	—	300
U.S. treasury notes	4,999	—	(14)	4,985
U.S. government agency securities	31,387	—	(146)	31,241
Convertible note	225	—	—	225
	$43,771	$—	$(160)	$43,611
Reported as:
Cash equivalents				$1,454
Restricted cash				5,406
Marketable securities				36,751
Total cash equivalents, restricted cash and marketable securities				$43,611

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,998	$—	$—	$5,998
Certificates of deposit	300	—	—	300
U.S. treasury notes	12,010	—	(19)	11,991
U.S. government agency securities	46,451	—	(152)	46,299
	$64,759	$—	$(171)	$64,588
Reported as:
Cash equivalents				$592
Restricted cash				5,406
Marketable securities				58,590
Total cash equivalents, restricted cash and marketable securities				$64,588

The total amount of unrealized losses at March 31, 2018 was $160,000. The total fair value of investments with unrealized losses at March 31, 2018 was $36.2 million. None of the available-for-sale securities held as of March 31, 2018 has been in a continuous unrealized loss position for more than one year. At March 31, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

At March 31, 2018, the remaining contractual maturities of available-for-sale securities ranged from five to ten months. For the three months ended March 31, 2018, there were $23,000 realized losses on available-for-sale securities.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Leasehold improvements	$12,778	$12,623
Laboratory equipment	20,934	17,705
Equipment under capital lease	8,595	11,446
Computer equipment	4,023	4,023
Software	2,553	2,520
Furniture and fixtures	569	569
Automobiles	20	20
Construction-in-progress	2,470	965
Total property and equipment, gross	51,942	49,871
Accumulated depreciation and amortization	(21,635)	(19,530)
Total property and equipment, net	$30,307	$30,341

Depreciation expense was $2.1 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.

Other assets

Other assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Asset associated with investment in privately held company	$1,125	$—
Capitalized financing costs	463	170
Security deposits	411	406
Total other assets	$1,999	$576

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Liabilities associated with business combinations	$12,116	$9,497
Accrued compensation and related expenses	6,827	7,406
Accrued professional services	1,389	1,077
Liability associated with investment in privately held company	1,125	—
Accrued laboratory materials purchases	735	1,242
Deferred revenue	550	307
Lease incentive obligation, current	491	489
Accrued outsourced services	253	142
Other	2,771	2,582
Total accrued liabilities	$26,257	$22,742

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Lease incentive obligation, non-current	$3,709	$3,831
Deferred rent, non-current	5,272	5,153
Liabilities associated with business combination	—	3,779
Other non-current liabilities	753	677
Total other long-term liabilities	$9,734	$13,440

7. Fair value measurements

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$6,860	$—	$—	$6,860
Certificates of deposit	—	300	—	300
U.S. treasury notes	4,985	—	—	4,985
U.S. government agency securities	—	31,241	—	31,241
Convertible note	—	—	225	225
Total financial assets	$11,845	$31,541	$225	$43,611

Financial liabilities:
Contingent consideration	$—	$—	$4,267	$4,267
Total financial liabilities	$—	$—	$4,267	$4,267

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$5,998	$—	$—	$5,998
Certificates of deposit	—	300	—	300
U.S. treasury notes	11,991	—	—	11,991
U.S. government agency securities	—	46,299	—	46,299
Total financial assets	$17,989	$46,599	$—	$64,588

Financial liabilities:
Contingent consideration	$—	$—	$3,779	$3,779
Total financial liabilities	$—	$—	$3,779	$3,779

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

The following tables present the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Level 3
Contingent Consideration Liability
Balance as of December 31, 2017	$3,779
Change in estimate of fair value	488
Balance as of March 31, 2018	$4,267

Level 3
Convertible Note
Balance as of December 31, 2017	$—
Convertible note	225
Balance as of March 31, 2018	$225

The Company’s debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

The Company’s convertible note receivable is classified as Level 3 as it is valued based upon market interest rates for similar debt instruments, estimates of the debtor’s ability to repay the note and estimates of the likelihood of future events occurring which would trigger repayment of the note, all of which were significant inputs in the Level 3 measurement not supported by market activity.

As of March 31, 2018, the Company had a contingent obligation up to $5.0 million payable in the Company’s common stock to the former owners of AltaVoice in conjunction with the Company’s acquisition of AltaVoice in January 2017. The contingency is dependent upon future revenues attributable to AltaVoice. If revenue attributable to AltaVoice for the combined period of 2017 and 2018 is at least $10 million, the Company will make a payment of up to $5.0 million in the Company’s common stock on March 31, 2019. The Company estimated the fair value of the contingent consideration at $2.2 million at the acquisition date of January 6, 2017, based on a Monte Carlo simulation, as well as estimates of the 30-day trailing price of its stock at certain dates, its volatility assumptions and its revenue forecasts, all of which were significant inputs in the Level 3 measurement not supported by market activity. The value of the liability will be subsequently remeasured to fair value at each reporting date. Changes to revenue forecasts can significantly affect the estimated fair value of the contingent consideration. Changes in estimated fair value will be recorded as general and administrative expense until the contingency is paid or expires. The change in the fair value of the contingent consideration between the acquisition date and March 31, 2018 was an increase of $2.1 million.

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at March 31, 2018 and December 31, 2017, are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$58,554	$59,006	$39,084	$40,526

8. Investment in privately-held company

On March 15, 2018, the Company entered into a collaboration agreement with KEW, Inc. (“KEW”), a privately-held comprehensive genomic profiling company. The Company determined it has a variable interest in a variable interest entity (“VIE”) through its investment in a convertible note issued by KEW. The Company also has other interests in the VIE which are not considered variable interests, namely a licensing agreement for use of the VIE’s proprietary technologies, and a right of first refusal to enter into an agreement for an acquisition of KEW or a sale or exclusive licensing of any of the proprietary technologies on terms similar to those of an offer from a third party.

The Company’s maximum exposure to fund losses of the VIE at March 31, 2018 is the amortized cost of the convertible note of $225,000. In addition, and from the inception of the collaboration agreement, the Company must continue to purchase incremental $225,000 convertible notes each month for a minimum term of six months, make monthly payments of $225,000 for the right of first refusal for a minimum term of six months, and make payments for the use of the proprietary technologies under the licensing agreement for a minimum term of one year.

9. Commitments and contingencies

Operating leases

In September 2015, the Company entered into a lease agreement for a headquarters and production facility in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s condensed consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company received a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company made to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s condensed consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. Aggregate future minimum lease payments for the San Francisco facility at March 31, 2018 were approximately $62.6 million.

In addition to the security deposit of approximately $4.6 million for the headquarters and production facility, the Company has provided, as collateral for other leases, security deposits of $0.4 million at March 31, 2018 and December 31, 2017, which are included in other assets in the Company’s condensed consolidated balance sheets. Security deposits relating to Good Start facilities were $0.4 million at both March 31, 2018 and December 31, 2017 and are included in restricted cash in the Company’s condensed consolidated balance sheet as of that date. Future minimum payments under non-cancelable operating leases as of March 31, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$7,237
2019	9,633
2020	9,512
2021	9,727
2022	9,676
Thereafter	29,847
Total minimum lease payments	$75,632

Rent expense was $2.4 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

Subject to certain conditions, the Company was eligible to borrow a second term loan pursuant to the Loan and Security Agreement of $20.0 million in the first quarter of 2018 and did so on March 12, 2018, receiving net proceeds of approximately $19.8 million.

In February 2018, the Company entered into an agreement (the “Amended 2017 Loan Agreement”) to modify the Loan and Security Agreement pursuant to which the Company is eligible to borrow a third term loan of $20.0 million in the second quarter of 2018. If the third term loan becomes available and is not fully drawn, a line fee of 1% will be applied to the difference between $20.0 million and the amount drawn. The Amended 2017 Loan Agreement adds a quarterly covenant to achieve certain accession volumes. Substantially all other terms off the Amended 2017 Loan Agreement are consistent with the terms of the Loan and Security Agreement.

Term loans under the Amended 2017 Loan Agreement bear interest at a floating rate equal to an index rate plus 7.73%, where the index rate is the greater of 0.77% or the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) as reported in The Wall Street Journal, with the floating rate resetting monthly subject to a floor of 8.5%. The Company can make monthly interest-only payments until May 1, 2019 (or, subject to certain conditions, May 1, 2020), and thereafter monthly payments of principal and interest are required to fully amortize the borrowed amount by a final maturity date of March 1, 2022. A fee of 5% of each funded draw is due at the earlier of prepayment or loan maturity, a facility fee of 0.5% is due upon funding for each draw, and a prepayment fee of between 1% and 3% of the outstanding balance will apply in the event of a prepayment. Concurrent with each term loan, the Company will grant to the lender a warrant to acquire shares of the Company’s common stock equal to the quotient of 3% of the funded amount divided by a per share exercise price equal to the lower of the average closing price for the previous ten days of trading (calculated on the day prior to funding) or the closing price on the day prior to funding. In connection with the initial term loan, the Company granted the lender a warrant to purchase 116,845 shares of common stock at an exercise price of $10.27 per share. The Company classified the warrant as equity and determined the fair value of the warrant to be $740,000. In connection with the second term loan, the Company granted the lender a warrant to purchase 85,482 shares of common stock at an exercise price of $7.02 per share. The Company classified the warrant as equity and determined the fair value of the warrant to be $383,000. The warrants have a term of ten years from the date of issuance and include a cashless exercise provision.

The Company’s obligations under the Amended 2017 Loan Agreement are subject to quarterly covenants to achieve certain revenue and accession volume levels as well as additional covenants, including limits on the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the Amended 2017 Loan Agreement are secured by a security interest on substantially all the Company’s assets, excluding its intellectual property.

At March 31, 2018, obligations under the Amended 2017 Loan Agreement were $60.0 million. Debt issuance costs related to the Amended 2017 Loan Agreement totaling $0.6 million and the fair value of warrants totaling $1.1 million were recorded as direct deductions from the debt liability and are being amortized to interest expense over the term of the Amended 2017 Loan Agreement. Future payments under the Amended 2017 Loan Agreement as of March 31, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$4,146
2019	19,050
2020	24,094
2021	22,123
2022	8,225
Thereafter	—
Total remaining debt payments	77,638
Less: amount representing debt discount	(1,446)
Less: amount representing interest	(17,638)
Present value of remaining debt payments	58,554
Less: current portion	—
Total non-current debt obligation	$58,554

Interest expense related to the Amended 2017 Loan Agreement, the Loan and Security Agreement and the Loan Agreement totaled $1.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Capital leases

The Company has entered into various capital lease agreements to obtain laboratory equipment. The terms of the capital leases are typically three years with interest rates ranging from 4.3% to 6.4%. The leases are secured by the underlying equipment. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the condensed consolidated balance sheets.

Future payments under capital leases at March 31, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$1,652
2019	2,087
2020	1,394
2021	21
Total capital lease obligations	5,154
Less: amount representing interest	(380)
Present value of net minimum capital lease payments	4,774
Less: current portion	(1,879)
Total non-current capital lease obligations	$2,895

Interest expense related to capital leases was $77,000 and $16,000 for the three months ended March 31, 2018 and 2017, respectively.

Property and equipment under capital leases was $8.6 million and $11.4 million as of March 31, 2018 and December 31, 2017, respectively. Accumulated depreciation on these assets was $1.8 million and $3.0 million at March 31, 2018 and December 31, 2017, respectively.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at March 31, 2018 or December 31, 2017.

Contingencies

The Company was not a party to any material legal proceedings at March 31, 2018, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

10. Stock incentive plans

Stock incentive plans

In 2010, the Company adopted the 2010 Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock-based awards to employees, directors and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2010 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options must be at least 110% of fair market of the common stock on the grant date, as determined by the Board of Directors. The terms of options granted under the 2010 Plan may not exceed ten years.

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

Based on its evaluations of the probability of achieving performance conditions, the Company recorded stock-based compensation expense of $0 and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, related to the PRSUs.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000's)
Balances at December 31, 2017	1,119,792	4,114,874	$8.51	7.63	$5,128
Additional shares reserved	2,143,836	—
Options granted	—	—	$—
Options cancelled	28,581	(28,581)	$9.26
Options exercised		(10,811)	$1.99
RSUs granted	(177,319)
RSUs cancelled	74,205
Balances at March 31, 2018	3,189,095	4,075,482	$8.52	7.41	$1,268,717
Options exercisable at March 31, 2018		2,497,055	$7.95	7.02	$1,268,213
Options vested and expected to vest at March 31, 2018		3,834,023	$8.47	7.36	$1,268,546

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The Company did not grant options to purchase common stock in the three months ended March 31, 2018. The weighted-average fair value of options to purchase common stock granted was $5.85 in the three months ended March 31, 2017. The weighted-average fair value of RSUs granted was $7.81 and $10.22 in the three months ended March 31, 2018 and 2017, respectively.

The total grant-date fair value of options to purchase common stock vested was $1.8 million and $1.1 million in the three months ended March 31, 2018 and 2017, respectively.

The intrinsic value of options to purchase common stock exercised was $51,000 and $0.9 million in the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes RSU activity for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2017	2,387,120	$9.91
RSUs granted	177,319	$7.81
RSUs vested	(66,389)	$10.15
RSUs cancelled	(74,205)	$10.85
Balance at March 31, 2018	2,423,845	$9.72

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At March 31, 2018, cash received from payroll deductions pursuant to the ESPP was $1.3 million.

The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At March 31, 2018, a total of 843,497 shares of common stock are reserved for issuance under the ESPP.

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

Expected volatility—Because the Company was privately held until February 2015 and did not have any trading history for its common stock prior to its IPO, the expected volatility was estimated based on the average volatility for comparable publicly-traded life sciences companies, including molecular diagnostic companies, over a period equal to the expected term of the stock option grants. When selecting comparable companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ common stock during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	—	6.03
Expected volatility	—	72.94%
Risk-free interest rate	—	2.05%
Dividend yield	—	—

No stock options were granted in the three months ended March 31, 2018.

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model based on the following assumptions:

As of March 31,
	2018	2017
Expected term (in years)	—	6.00 – 9.00
Expected volatility	—	72.29 – 77.36%
Risk-free interest rate	—	2.02 – 2.31%
Dividend yield	—	—

No stock options granted to non-employees vested in the three months ended March 31, 2018.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2018 and 2017, included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$491	$317
Research and development	1,483	1,295
Selling and marketing	1,048	716
General and administrative	1,371	950
Total stock-based compensation expense	$4,393	$3,278

At March 31, 2018, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $7.0 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.0 years. Unrecognized compensation expense related to RSUs at March 31, 2018, net of estimated forfeitures, was $13.7 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 1.9 years. At March 31, 2018, there was no capitalized stock-based employee compensation.

11. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss	$(36,120)	$(26,928)
Shares used in computing net loss per share, basic and diluted	54,381,751	42,318,136
Net loss per share, basic and diluted	$(0.66)	$(0.64)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2018 and 2017 because their inclusion would be anti-dilutive:

	March 31,
	2018	2017
Shares of common stock subject to outstanding options	4,075,482	4,668,093
Shares of common stock subject to outstanding warrants	2,019,099	116,845
Shares of common stock subject to outstanding RSUs	2,423,845	2,519,794
Shares of common stock pursuant to ESPP	327,161	174,204
Shares of common stock underlying Series A convertible preferred stock	3,458,823	—
Total shares of common stock equivalents	12,304,410	7,478,936

12. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$25,907	$9,208
Canada	1,008	597
Rest of world	756	533
Total revenue	$27,671	$10,338

All long-lived assets, at March 31, 2018 and December 31, 2017, were located in the United States.

13. Subsequent events

Public offering

On April 2 and April 4, 2018, the Company sold, in an underwritten public offering, an aggregate of 12,777,777 shares of its common stock at a price of $4.50 per share, for gross proceeds of approximately $57.5 million and estimated net proceeds of $53.5 million.

Stock issuance

On April 2, 2018, the Company issued 716,332 shares of common stock pursuant to the terms of the Stock Purchase Agreement dated January 6, 2017, in partial payment for the acquisition of AltaVoice (see Note 4, “Business combinations”).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Historic results are not necessarily indicative of future results.

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
•

our mission and strategy for our business, products and technology, including our ability to expand our content and develop new content while maintaining attractive pricing, further enhance our genetic testing service and the related user experience, build interest in and demand for our tests and attract potential partners;

•	the implementation of our business model;
•	the expected benefits, including cost-savings and synergies, from our acquisitions;
•	the rate and degree of market acceptance of our tests and genetic testing generally;
•	our ability to scale our infrastructure and operations in a cost‑effective manner;
•	the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assay to include additional genes;
•	our expectations with respect to future hiring;
•	the timing and results of studies with respect to our tests;
•	developments and projections relating to our competitors and our industry;
•	the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;
•	our commercial plans, including our sales and marketing expectations;
•	our ability to obtain and maintain adequate reimbursement for our tests;
•	regulatory developments in the United States and foreign countries;
•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our ability to obtain funding for our operations and the growth of our business, including potential acquisitions;
•	our financial performance;
•	the impact of accounting pronouncements and our critical accounting policies, judgements, estimates and assumptions on our financial results;
•	our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements; and
•	the impact of tax laws on our business.

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

Invitae and the Invitae logo are trademarks of Invitae Corporation. We also refer to trademarks of other companies and organizations in this report.

Mission and Strategy

Our mission is to bring comprehensive genetic information into mainstream medical practice, improving the quality of healthcare for billions of people. Our business model is to aggregate the world’s genetic tests into a single platform, consolidate and grow the genetic testing market, and on that foundation, build a new industry in which a network of customers and partners can work together to continue improving healthcare for every individual in a modernized healthcare system around the world.

Our strategy for long-term growth centers on five key drivers of our business, which we believe work in conjunction to create a flywheel effect extending our leadership position in the new market we are building:

•

Expanding our content offering.  We intend to continue steadily adding additional content to the Invitae platform, ultimately leading to affordable access to the personal molecular information relevant in enabling personalized medicine. The breadth and depth of our offering is a core and central contribution to an improved user experience.

•

Creating a unique user experience.  A state-of-the-art interactive platform will enhance our service offering, leverage the uniquely empowering characteristics of online sharing of genetic information and, we believe, enable a superior economic offering to clients. We intend to continue to expend substantial efforts developing, acquiring and implementing technology-driven enhancements to our customers’ experience. We believe that an enhanced user experience and the resulting benefits to our brand and reputation will help draw customers to us over and above our direct efforts to do so.

•

Driving volume.  We intend to increase our brand equity and visibility through excellent service and a variety of marketing and promotional techniques, including scientific publications and presentations, sales, marketing, public relations, social media and web technology vehicles. We believe that rapidly increasing volume of customers using our platform helps us to attract partners.

•

Attracting partners.  As we add more customers to our platform, we believe our business becomes particularly attractive to potential partners that can help the patients in our network further benefit from their genetic information or that provide us access to new customers who may wish to join our network. We believe the cumulative effect of the increased volume brought by all of these strategic components will allow us to lower the cost of our service.

•

Lowering the costs and price of genetic information.  Our goal is to provide customers with a broad menu of genetic content at a reasonable price and rapid turn-around time in order to grow volume and further achieve economies of scale. As we do so and experience further cost savings, we expect that those cost savings will allow us to deliver still more comprehensive information at decreasing prices and further improve the customer experience, allowing us to experience cumulative benefits from all of the efforts outlined above.

As outlined above, growth is core and central to the strategic approach to our business. In order to ensure genuine and lasting growth, we will prioritize, in order, the following in our decision-making processes:

1)	the needs of our customers;
2)	motivating our employees to serve the needs our customers; and
3)	our long-term shareholder value.

We are certain that focusing on customers as our top priority rather than short-term financial goals is the best way to build and operate an organization for maximum long-term value creation.

Business overview

We offer high quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets. We acquired four businesses in 2017 and in doing so expanded our suite of genome management offerings and completed our entry into prenatal and perinatal genetic testing.

In 2017, we established a leading position in family health genetic information services through the strategic acquisition of reproductive health testing capabilities. In January 2017, we acquired AltaVoice, formerly PatientCrossroads, a patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians. This acquisition was complemented by the acquisition in June 2017 of Ommdom, Inc. and its product, CancerGene Connect, an end-to-end platform for collecting and managing genetic family histories to deliver personalized genetic risk information. In August 2017, we acquired Good Start Genetics Inc., or Good Start, a molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. In November 2017, we completed our acquisition of CombiMatrix Corporation, or CombiMatrix, a company which specialized in prenatal diagnosis, miscarriage analysis and pediatric developmental disorders.

We have experienced rapid growth. For the years ended December 31, 2017, 2016 and 2015, our revenue was $68.2 million, $25.0 million and $8.4 million, respectively, and we incurred net losses of $123.4 million, $100.3 million and $89.8 million, respectively. For the three months ended March 31, 2018 and 2017, our revenue was $27.7 million and $10.3 million, respectively, and we incurred net losses of $36.1 million and $26.9 million, respectively. At March 31, 2018, our accumulated deficit was $423.5 million. To meet the demands of scaling our business, we increased our number of employees to 672 at March 31, 2018 from 364 on March 31, 2017. We grew our sales force to 112 at March 31, 2018 from 60 at March 31, 2017. We expect headcount will continue to increase in 2018 as we add to the team to support anticipated growth.

Sales of our tests have grown significantly. In 2017, 2016 and 2015, we generated approximately 145,000, 57,000 and 19,000 billable tests, respectively. In the three months ended March 31, 2018, we generated approximately 59,000 billable tests compared to approximately 24,000 billable tests in the same period in 2017. Approximately 28% of the billable tests we performed in the first three months of 2018 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

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

Factors affecting our performance

Number of billable tests

The growth in our genetic testing business is tied to the number of tests for which we bill third-party payers, institutions, partners or patients, which we refer to as billable tests. We typically bill for our services following delivery of the billable test report derived from testing samples and interpreting the results. We incur the expenses associated with a test in the period in which the test is processed regardless of when payment is received with respect to that test. We believe the number of billable tests in any period is the most important indicator of the growth in our business, and with time, this will translate into the number of customers we add to the platform and the revenue generated per customer.

Success obtaining and maintaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. As of March 31, 2018, we have entered in to contracts for laboratory services with payers covering over 245 million lives, comprised of Medicare, most national health plans, and Medicaid in 29 states, including California (Medi-Cal), our home state.

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

We expect to continue to focus our resources on increasing adoption of, and expanding coverage and reimbursement for, our current tests, tests provided by companies we acquire and any future tests we may develop. However, if we are not able to continue to obtain and maintain adequate reimbursement from third-party payers and institutions for our testing services and expand the base of clinicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.

Ability to lower the costs associated with performing our tests

Reducing the costs associated with performing our genetic tests is both a near-term focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials, porting some tests onto a next generation sequencing platform and negotiating favorable terms for our materials purchases. We also intend to continue to design and implement hardware and software tools that will reduce personnel cost for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test.

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

Investment in our business and timing of expenses

We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities and expand the functionality of our website. We plan to hire additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facility in San Francisco to handle newly acquired tests and to accommodate growth. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter, as we focus on building out different aspects of our business.

How we recognize revenue

From inception through December 31, 2017, we recognized revenue principally when cash was received. Of our total revenue of $10.3 million for the three months ended March 31, 2017, we recognized $7.1 million on a cash basis and $3.2 million on an accrual basis. Effective January 1, 2018, we implemented Financial Accounting Standards Board Accounting Standards Codification, or ASC Topic 2014-09, Revenue from Contracts with Customers, or Topic 606, using the modified retrospective method. (See Note 3, “Revenue recognition” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.)  Under Topic 606, we generally recognize revenue on an accrual basis, which is when a customer obtains control of the promised goods or services, typically a test report. Accrual amounts recognized are based on estimates of the consideration that we expect to receive and such estimates will be adjusted and subsequently recorded until fully settled. Changes to such estimates may increase or decrease revenue recognized in future periods. Revenue from our tests may not be equal to billed amounts due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials.

Financial overview

Revenue

We primarily generate revenue from the sale of our tests, which provide the analysis and associated interpretation of the sequencing of parts of the genome. Clients are billed upon delivery of test results to the physician. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers, sign contracts with institutions and partners, and increase the rate at which we are paid for tests performed.

Cost of test revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and includes expenses for materials and supplies, personnel costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing our test are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions.

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

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase as we continue our efforts to develop additional tests, port some of our acquired tests to our production facility, reduce testing costs and work on scaling the business.

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

General and administrative

General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions. These expenses include personnel-related costs, audit and legal expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our general and administrative expenses will increase in 2018, compared to 2017, as we support continued growth of operations.

Other income (expense), net

Other income (expense), net, primarily consists of interest income, offset by losses on extinguishment of debt; adjustments to fair value of acquisition liabilities; and losses on disposal of assets.

Interest expense

Interest expense is attributable to our financing obligations under capital lease agreements and the Loan Agreement, the Loan and Security Agreement and the Amended 2017 Loan Agreement.

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue recognition

We generate test revenue primarily from delivery of test reports generated from our assays. Other revenue consists primarily of revenue from genome network subscription services which we recognize on a straight-line basis over the subscription term, and from revenue from collaboration agreements.

Effective January 1, 2018, we adopted ASC Topic 606. Under Topic 606 we generally recognize revenue on an accrual basis, that is when a customer obtains control of the promised goods or services which for us is delivery of a test report. Accrual amounts recognized under Topic 606 are based on an estimate of the consideration that we expect to receive and such estimates will be adjusted and subsequently recorded until fully settled. The estimate of the consideration that we expect to receive will require significant judgement by management and any adjustments may be material.

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

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase prices of acquisitions are allocated to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of purchase prices over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred. While we use our best estimates and assumptions as a part of the process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. Our key assumptions used have included projected revenue, cost of goods sold and operating expenses for our acquired entities, as well as discount rates. As a result, during the measurement period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the measurement period in our operating results in the period in which the adjustments were determined.

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

For the three months ended March 31, 2018 and 2017, we recorded stock-based compensation expense of $4.4 million, and $3.3 million, respectively. At March 31, 2018, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $7.0 million, which we expect to recognize over a weighted-average period of 2.0 years. Unrecognized compensation expense related to RSUs at March 31, 2018 was $13.7 million, which we expect to recognize on a straight-line basis over a weighted-average period of 1.9 years.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the mid-point between the vesting date and the end of the contractual term.

Expected volatility—Since we were privately held until our initial public offering in February 2015 and did not have any trading history for our common stock, we have estimated expected volatility based on the average volatility for comparable publicly traded life sciences companies, including molecular diagnostics companies, over a period equal to the expected term of stock option grants and RSUs. When selecting comparable publicly-traded biopharmaceutical companies, including molecular diagnostics companies, on which we based our expected stock price volatility, we have selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. We have computed historical volatility data using daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate expected volatility for ESPP purchases using our own stock price volatility over the expected six-month term of the ESPP purchase period.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of an option.

Dividend yield—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

Results of operations

Comparison of the three months ended March 31, 2018 and 2017 (in thousands except for percentage changes)

	Three Months Ended March 31,		Dollar	%
	2018	2017	Change	Change
Revenue:
Test revenue	$27,053	$9,695	$17,358	179%
Other revenue	618	643	(25)	(4)%
Total revenue	27,671	10,338	17,333	168%
Operating expenses:
Cost of test revenue	18,076	9,329	8,747	94%
Research and development	15,366	10,023	5,343	53%
Selling and marketing	18,924	11,572	7,352	64%
General and administrative	11,780	6,751	5,029	74%
Total operating expenses	64,146	37,675	26,471	70%
Loss from operations	(36,475)	(27,337)	(9,138)	33%
Other income (expense), net	1,647	(691)	2,338	(338)%
Interest expense	(1,292)	(322)	(970)	301%
Net loss before taxes	(36,120)	(28,350)	(7,770)	27%
Income tax benefit	—	(1,422)	1,422	(100)%
Net loss	$(36,120)	$(26,928)	$(9,192)	34%

Revenue

The increase in total revenue of $17.3 million for the three months ended March 31, 2018 compared to the same period in 2017 was due primarily to increased test volume for Invitae tests and the effect of revenues from Good Start Genetics, AltaVoice and CombiMatrix. Billable test volumes increased to approximately 59,000 in the first three months of 2018 compared to 24,000 in the same period of 2017.

Cost of test revenue

The increase in the cost of test revenue of $8.7 million for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the three months ended March 31, 2018, the number of samples accessioned, increased to approximately 64,000 from approximately 26,000 for the same period in 2017. Cost per sample accessioned was $279 in the three months ended March 31, 2018 compared to $359 for the same period in 2017. The lower cost per sample accessioned in the current period was primarily attributable to increased volume, which resulted in lower per-sample costs for laboratory materials, labor and equipment depreciation. In addition, per-sample shipping costs were lower in the three months ended March 31, 2018 compared to the same period in 2017.

Research and development

The increase in research and development expense of $5.3 million for the three months ended March 31, 2018 compared to the same period in 2017 was due to the growth of the business and the effect of business acquisitions in 2017. Personnel costs increased by $4.4 million, principally reflecting increased headcount. Laboratory expenses increased by $1.5 million and allocated technology and facilities-related expenses increased by $1.2 million. Consultancy costs increased by $0.9 million and amortization of intangible assets increased by $0.8 million. In addition, stock-based compensation and other costs associated with increased headcount increased by $0.5 million. These cost increases were partially offset by increased allocations of resources from research and development to cost of test revenue, resulting from increased test volumes, which reduced research and development expense by $4.5 million.

Selling and marketing

The increase in selling and marketing expenses of $7.4 million for the three months ended March 31, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017. Personnel costs increased by $4.0 million reflecting increased headcount. Headcount related costs, principally travel and stock-based compensation, increased by a total of $1.2 million. Marketing costs, principally for branding initiatives, increased by $1.1 million. Amortization of intangible assets increased by $0.4 million and allocated technology and facilities-related expenses also increased by $0.4 million.

General and administrative

The increase in general and administrative expenses of $5.0 million for the three months ended March 31, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017. Personnel-related costs increased by $2.4 million principally due to increased headcount, including an internal billings and collection team hired to replace third-party billings and collections contractors. Headcount related costs, principally travel and stock-based compensation, increased by $0.6 million. Professional fees increased by $1.0 million principally due to the utilization of outside consultants to augment existing staff. Legal and accounting fees increased by $0.9 million due principally to higher accounting costs relating to the 2017 audit and acquisition-related matters. Information technology costs increased by $0.6 million due to computer equipment and software purchases to support headcount growth. Remeasurements of liabilities associated with business combinations increased by $0.5 million.

These cost increases were partially offset by an increase of $1.6 million in allocations of technology and facilities-related expenses to other functional areas.

Other income (expense), net

The increase in other income (expense), net of $2.3 million for the three months ended March 31, 2018 compared to the same period in 2017 was principally due to a remeasurement of an acquisition-related liability from AltaVoice of $1.6 million in the three months ended March 31, 2018, and a to loss on extinguishment of debt of $0.7 million recorded in the three months ended March 31, 2017.

Interest expense

The increase in interest expense of $1.0 million for the three months ended March 31, 2018 compared to the same period in 2017 was due principally to borrowings under a loan and security agreement entered into in March 2017 and amended in February 2018, (the Amended 2017 Loan Agreement). See Note 9, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report. Pursuant to the Amended 2017 Loan Agreement, we borrowed $40.0 million in March 2017 and an additional $20.0 million in March 2018.

Income tax benefit

The income tax benefit of $1.4 million recorded in the three months ended March 31, 2017 was due to changes in our deferred income tax asset valuation allowances resulting from our acquisition of AltaVoice in January 2017.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the three months ended March 31, 2018 and 2017, we had net losses of $36.1 million and $26.9 million, respectively, and we expect to incur additional losses in the near-term. At March 31, 2018, we had an accumulated deficit of $423.5 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $202.3 million from sales of our convertible preferred stock, net proceeds of approximately $105.7 million from our initial public offering, net proceeds of $47.1 million from an underwritten public offering of our common stock which closed in November 2016 and net proceeds of approximately $68.9 million from the sale of common stock and Series A convertible preferred stock in a private placement which closed in August 2017. In addition, in April 2018, we received net proceeds of approximately $53.5 million from the sale of common stock in an underwritten public offering.

From inception through March 31, 2018, we have entered into various capital lease agreements for an aggregate financing amount of $14.9 million to obtain laboratory equipment. The terms of our capital leases are typically three years. Interest rates for currently outstanding capital leases range from 4.3% to 6.4% and the leases are secured by the underlying equipment.

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

On March 15, 2017, we entered into the 2017 Loan Agreement, with a lender pursuant to which we borrowed an initial term loan of $40.0 million, and received net proceeds of approximately $39.7 million. Subject to certain conditions, we were eligible to borrow a second term loan of $20.0 million in the first quarter of 2018 and did so on March 12, 2018, receiving net proceeds of $19.8 million. In February 2018, we entered into the Amended 2017 Loan Agreement to modify 2017 Loan Agreement pursuant to which we are eligible to borrow a third term loan of $20.0 million in the second quarter of 2018. If the third term loan becomes available and is not fully drawn, a line fee of 1% will be applied to the difference between $20.0 million and the amount drawn. The Amended 2017 Loan Agreement adds a quarterly covenant to achieve certain accession volumes. Substantially all other terms of the Amended 2017 Loan Agreement are consistent with the terms of 2017 Loan Agreement.

Term loans under the Amended 2017 Loan Agreement bear interest at a floating rate equal to an index rate plus 7.73%, where the index rate is the greater of 0.77% or the 30-day U.S. Dollar London Interbank Offered Rate, or LIBOR, as reported in The Wall Street Journal, with the floating rate resetting monthly subject to a floor of 8.5%. We can make monthly interest-only payments until May 1, 2019 (or, subject to certain conditions, May 1, 2020), and thereafter monthly payments of principal and interest are required to fully amortize the borrowed amount by a final maturity date of March 1, 2022. A fee of 5% of each funded draw is due at the earlier of prepayment or loan maturity, a facility fee of 0.5% is due upon funding for each draw, and a prepayment fee of between 1% and 3% of the outstanding balance will apply in the event of a prepayment. Concurrent with each term loan, we will grant to the lender a warrant to acquire shares of our common stock equal to the quotient of 3% of the funded amount divided by a per share exercise price equal to the lower of the average closing price for the previous ten days of trading (calculated on the day prior to funding) or the closing price on the day prior to funding. In connection with the initial term loan, we granted the lender warrants to purchase a total of 116,845 shares of common stock at an exercise price of $10.27 per share. In March 2018, in connection with the second term loan, we granted the lender warrants to purchase a total of 85,482 shares of common stock at an exercise price of $7.02 per share. All warrants issued pursuant to the Amended 2017 Loan Agreement have a term of ten years from the date of issuance and include a cashless exercise provision.

Our obligations under the Amended 2017 Loan Agreement are subject to quarterly covenants to achieve certain revenue and accession levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Our obligations under the Amended 2017 Loan Agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property.

We estimate our capital expenditures for the full year 2018 will be $6.0 million. We may finance our capital expenditures through capital leases or other means.

At March 31, 2018 and December 31, 2017, we had $60.6 million and $76.0 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. We believe our existing cash and cash equivalents as of March 31, 2018, net proceeds of $53.5 million from the underwritten public offering that closed in April 2018, revenue from sales of our tests and the term loan available to us under the Amended 2017 Loan Agreement will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report.

We may need additional funding to finance operations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and will determine the timing, nature and size of future financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. We also may elect to finance future acquisitions by issuing equity or debt securities or borrowing money. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.

We have implemented the guidance in Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the March 31, 2018 financial statements are issued.

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(32,902)	$(22,030)
Cash provided by (used in) investing activities	19,947	(28,909)
Cash provided by financing activities	19,345	27,553

Cash flows from operating activities

For the three months ended March 31, 2018, cash used in operating activities of $32.9 million principally resulted from our net loss of $36.1 million, partially offset by non-cash charges of $4.4 million for stock-based compensation, $3.4 million for depreciation and amortization and $1.1 million for non-cash remeasurements of liabilities associated with business combinations. The net effect on cash of changes in net operating assets was a use of cash of $5.7 million.

For the three months ended March 31, 2017, cash used in operating activities of $22.0 million principally resulted from our net loss of $26.9 million offset by non-cash charges of $3.3 million for stock-based compensation, $1.7 million for depreciation and amortization and $0.3 million for losses on disposal of assets. The net effect on cash of changes in net operating assets was a use of cash of $0.4 million.

Cash flows from investing activities

For the three months ended March 31, 2018, cash provided by investing activities of $19.9 million was due to proceeds from maturities and sales of marketable securities of $22.0 million offset by cash used for purchases of property and equipment of $1.9 million, and the purchase of a convertible note in the amount of $225,000.

For the three months ended March 31, 2017, cash used in investing activities of $28.9 million was due to purchases of marketable securities exceeding maturities of marketable securities by $27.6 million. This was principally due to the application of net proceeds received from the term loan under the 2017 Loan Agreement to purchase marketable securities. Cash used for purchases of property and equipment was $1.3 million.

Cash flows from financing activities

For the three months ended March 31, 2018, cash provided by financing activities of $19.3 million consisted of net proceeds of $19.8 million from the second term loan under the Amended 2017 Loan Agreement and cash received from issuances of common stock totaling $0.2 million. These cash inflows were partially offset by capital lease obligations payments of $0.7 million.

For the three months ended March 31, 2017, cash provided by financing activities of $27.6 million consisted of net proceeds of $39.7 million from an initial term loan under the 2017 Loan Agreement and cash received from exercises of stock options of $0.7 million. These cash inflows were partially offset by loan payments of $12.1 million and capital lease obligations payments of $0.7 million.

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of March 31, 2018 (in thousands):

Contractual obligations:	Remainder of 2018	2019 and 2020	2021 and 2022	2023 and beyond	Total
Operating leases	$7,237	$19,145	$19,403	$29,847	$75,632
Capital leases	1,652	3,481	21	—	5,154
Term loans	4,146	43,144	30,348	—	77,638
Investment in privately held company	2,250	—	—	—	2,250
Total	$15,285	$65,770	$49,772	$29,847	$160,674

In September 2015, we entered into a lease agreement for our new production facility and headquarters in San Francisco, California, in which we commenced occupancy and operations in January 2017. This lease expires in July 2026. Leases for other facilities in California and in Cambridge, Massachusetts expire at various dates from June 2018 through October 2026.

Aggregate future minimum lease payments for these facilities are included in the table above. See Note 9, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

In March 2017, we entered into the Loan and Security Agreement pursuant to which we borrowed an initial term loan of $40.0 million and received net proceeds of $39.7 million. Subject to certain conditions, we were eligible to borrow a second term loan of $20.0 million in the first quarter of 2018 and did so on March 12, 2018, receiving net proceeds of approximately $19.8 million. The amounts in the line item “Term loans” in the table above include principal and interest payments pertaining to the initial term loan of $40.0 million and the second term loan of $20.0 million. See Note 9, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements. See Note 8, “Investment in privately held company” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for a discussion of our holding in a variable interest entity.

Recent accounting pronouncements

See “Recent accounting pronouncements” in Note 2, “Summary of significant accounting policies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations of $60.0 million at March 31, 2018, which resulted from term loans pursuant to the Amended 2017 Loan Agreement. These loans are subject to a floating interest rate. We had capital lease obligations of $4.8 million as of March 31, 2018, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. Our cash, cash equivalents, marketable securities and restricted cash totaled $60.6 million at March 31, 2018, and consisted of bank deposits, money market funds, U.S treasury notes and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At March 31, 2018, a hypothetical 1% (100 basis points) increase in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $226,000. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

ITEM 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We have incurred substantial losses since our inception. For the three months ended March 31, 2018, our net loss was $36.1 million. For the years ended December 31, 2017, 2016 and 2015, our net losses were $123.4 million, $100.3 million and $89.8 million, respectively. At March 31, 2018, our accumulated deficit was $423.5 million. To date, we have generated limited revenue, and we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may increase our operating expenses. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

We began operations in January 2010 and commercially launched our initial assay in late November 2013; accordingly, we have a relatively limited operating history upon which you can evaluate our business and prospects. Our limited commercial history makes it difficult to evaluate our current business and makes predictions about our future results, prospects or viability subject to significant uncertainty. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model, and the management of growth. To address these risks, we must, among other things, increase our customer base; implement and successfully execute our business and marketing strategy; identify, acquire and successfully integrate companies, assets or technologies in areas that are complementary to our business strategy; successfully enter into other strategic collaborations or relationships; obtain access to capital on acceptable terms and effectively utilize that capital; identify, hire and successfully integrate additional employees; continue to expand, automate and upgrade our laboratory, technology and data systems; obtain, maintain and expand coverage and reimbursement by healthcare payers; provide rapid test turnaround times with accurate results at low prices; provide superior customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

With respect to AltaVoice, Ommdom, Good Start, CombiMatrix and any acquisitions we may make in the future, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, the loss of customers, payers, partners or suppliers following the completion of any acquisitions by us could harm our business. For example, we have experienced a reduction in Good Start’s sales as a result of the termination of a contract by a third-party laboratory that had performed expanded carrier screening for Good Start. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. For example, we have diverted resources from other projects in order to develop an expanded carrier screening test as a result of the termination of the third-party laboratory contract with Good Start, and we may experience difficulties or delays in launching this test. We may also need to divert cash from other uses in order to fund these integration activities. Ultimately, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.

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

Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our test from most of the large commercial third-party payers in the United States, and the Centers for Medicare and Medicaid Services provides reimbursement for our multi-gene tests for hereditary breast cancer-related disorders as well as colon cancer. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient, which may result in further delay or decreased likelihood of collection.

In cases where we have established reimbursement rates with third-party payers, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payer to payer, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage or claims of overpayment if we do not adequately comply with these requirements. In addition, we have experienced, and may continue to experience, delays in reimbursement when we transition to being an in-network provider with a payer.

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

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe our existing cash and cash equivalents as of March 31, 2018, net proceeds of $53.5 million from the public offering that closed in April 2018, revenue from sales of our tests, and the term loan available to us pursuant to the Amended 2017 Loan Agreement will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the 12-month period following the filing date of this report. We may need additional funding to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our Amended 2017 Loan Agreement are subject to covenants, including quarterly covenants to achieve certain volume and revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.

We will need to scale our infrastructure in advance of demand for our tests, and our failure to generate sufficient demand for our tests would have a negative impact on our business and our ability to attain profitability.

Our success will depend in large part on our ability to extend our market position, to provide customers with high quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our commercial operations, customer service, billing and systems processes and enhance our internal quality assurance program. We need to continue to hire and retain sufficient numbers of skilled personnel, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we may in the future need to expand our sales force with qualified and experienced personnel. We expect that much of this growth will be in advance of demand for our tests. Our current and future expense levels are to a large extent fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our tests is difficult to forecast, when revenue does not meet our expectations, we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our tests will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.

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

Many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, higher margins on their tests, substantially greater financial, technological and research and development resources and selling and marketing capabilities, and more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests than we do, or sell their tests at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-party payers are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of next generation sequencing for clinical diagnosis and preventative care increases. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. In addition, companies or governments that control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, some of our competitors have obtained approval or clearance for certain of their tests from the U.S. Food and Drug Administration, or FDA. If third-party payers decide to reimburse only for tests that are FDA-approved or FDA-cleared, or if they are more likely to reimburse for such tests, we may not be able to compete effectively unless we obtain similar approval or clearance for our tests. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our tests, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.

We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. We may need to continue expanding our sales force to facilitate our growth, and we may have difficulties locating, recruiting, training and retaining sales personnel. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed. Future growth in our business could also make it difficult for us to maintain our corporate culture.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We also communicate sensitive patient data through our Invitae Family History Tool, Patient Insights Network, or PIN, and CancerGene Connect platform. In addition to storing and transmitting sensitive personal information that is subject to myriad legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions in our business and operations. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take what we believe to be reasonable and appropriate measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, altered, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, such as but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Heath Act, or HITECH, state data security and data breach notification laws, and related regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, our Invitae Family History Tool, PIN and CancerGene Connect platform are currently accessible through our online portal and/or through our mobile applications, and there is no guarantee we can protect our online portal or our mobile applications from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.

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

Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include civil monetary penalties of up to $1.5 million per calendar year for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Penalties for unfair or deceptive acts or practices under the FTC Act or state UDAP statutes may also vary significantly.

There has been unprecedented activity in the development of data protection regulation around the world. As a result, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. For example, the European Union’s forthcoming General Data Protection Regulation, or GDPR, takes effect in May 2018. While the text of the GDPR has been published, the European authorities have only begun to issue guidance and interpretations of the text, leaving companies in and outside of Europe to interpret the majority of the GDPR on their own. With this new EU law and many others all over the world, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.

We rely on highly skilled personnel in a broad array of disciplines and, if we are unable to hire, retain or motivate these individuals, or maintain our corporate culture, we may not be able to maintain the quality of our services or grow effectively.

Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including scientists, biostatisticians, technicians and software developers. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future, including scientists, biostatisticians, technicians and software developers, due to the competition for qualified personnel among life science businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business, support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.

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

The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians or geneticists, and lead to claims against us if someone were to allege that a test failed to perform as it was designed, if we failed to correctly interpret the test results, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our reputation and results of operations.

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

Outside the United States we use distributors to assist with sales, logistics, education and customer support. Sales practices utilized by our distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts are not successful outside the United States, we may not achieve significant market acceptance for our tests outside the United States, which could adversely impact our business.

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

We rely on a limited number of suppliers, or, in some cases, sole suppliers, including llumina, Inc., Integrated DNA Technologies Incorporated, Qiagen N.V., Roche Holdings Ltd. and Twist Bioscience Corporation for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We do not have any short- or long-term agreements with our suppliers, and our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations as well as our ability to conduct our tests, and it could take a substantial amount of time to integrate replacement equipment into our laboratory operations.

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

Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and affect our reported results of operations.

We prepare our financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these accounting standards or practices may have a significant effect on our results of operations.  For example, in May 2014, the Financial Accounting Standards Boards, or FASB, issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers (Topic 606),” which superseded most existing revenue recognition guidance. We implemented Topic 606 effective January 1, 2018. Please see Note 2, “Summary of significant accounting policies” in the Notes to Condensed Consolidated Financial Statements for more information.

From inception through December 2017, we recognized revenue principally when cash was received. Under Topic 606 we now generally recognize revenue on an accrual basis. Accrual amounts are recognized based on estimates of the consideration that we expect to receive and such estimates will be updated and subsequently recorded until fully settled. Adjustments to these estimates may cause fluctuations in our revenue, and may have a material adverse effect on our revenue and our results of operations.

We depend on our information technology systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our bioinformatics analytical software systems, our database of information relating to genetic variations and their role in disease process and drug metabolism, our clinical report optimization systems, our customer-facing web-based software, our customer reporting, our Invitae Family History Tool, Patient Insights Network, or PIN, and CancerGene Connect platform. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance and other infrastructure operations. In addition, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities, including financial reporting.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to clinicians, billing payers, processing reimbursement appeals, handling physician or patient inquiries, conducting research and development activities, and managing the administrative and financial aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

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

Genetic testing has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use, or clinicians to be reluctant to order, genomic tests even if permissible. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for our tests, either of which could have an adverse effect on our business, financial condition or results of operations.

Our international business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

We currently have distribution arrangements in several countries outside of the United States. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•	logistics and regulations associated with shipping samples, including infrastructure conditions and transportation delays;
•	limits on our ability to penetrate international markets if we do not to conduct our tests locally;
•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
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

On December 22, 2017, President Trump signed The Tax Cuts and Jobs Act (the "Tax Act") into law. The Tax Act contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time taxation of offshore earnings at reduced rates, elimination of U.S. tax on foreign earnings (subject to certain exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. As a result of the lower corporate tax rate enacted as part of the Tax Act, we recorded a provisional estimate to reduce deferred tax assets by $48.8 million. The reduction in deferred tax assets was offset by a corresponding reduction in our valuation allowance resulting in no net impact to tax expense. We have determined that the adjustment to the deferred tax assets and valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a reasonable estimate at December 31, 2017. Any subsequent adjustment to these amounts will be adjusted accordingly in the quarter of 2018 when the analysis is complete. Any such adjustment could adversely affect our tax positions, tax rate or results of operations.

Risks related to government regulation

If the FDA regulates our tests as medical devices, we could incur substantial costs and our business, financial condition and results of operations could be adversely affected.

We provide our tests as laboratory-developed tests, or LDTs. The Centers for Medicare and Medicaid Services, or CMS, and certain state agencies regulate the performance of LDTs (as authorized by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and state law, respectively).

Historically,  FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. Subsequently, on January 13, 2017, the FDA published a “discussion paper” in which it outlined a substantially revised “possible approach” to the oversight of LDTs. In March 2017, a draft bill titled “The Diagnostics Accuracy and Innovation Act” was released for discussion. The draft bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category of regulated products, which includes LDTs, and a regulatory structure under the FDA. As proposed, the draft bill grandfathers many existing tests and phases in FDA oversight over a period of years (e.g., companies would have two years from the date the FDA promulgates final implementing regulations before such regulations became effective). We cannot predict if this draft bill will be enacted in its current (or any other) form and cannot quantify the effect of this draft bill on our business.

Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.

If the FDA ultimately regulates certain LDTs as medical devices, whether via individualized enforcement action, or more generally, as outlined in final guidance or final regulation, or as instructed by Congress, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements for medical devices can be expensive, time-consuming and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s medical device requirements to our tests could materially and adversely affect our business, financial condition and results of operations.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certifications to conduct our tests at our laboratories in San Francisco and Irvine, California and Cambridge, Massachusetts. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.

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

The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. CAP asserts that its program is “designed to go well beyond regulatory compliance” and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have CAP accreditations for our Irvine, San Francisco and Cambridge laboratories. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

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

•

the federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for the referral of an individual, for the furnishing of or arrangement for the furnishing of any item or service for which payment may be made in whole or in part by a federal healthcare program, or the purchasing, leasing, ordering, arranging for, or recommend purchasing, leasing or ordering, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program;

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

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

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
•

state laws that prohibit other specified practices, such as billing clinicians for testing that they order; waiving coinsurance, copayments, deductibles and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payers; and

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

In November 2017, CMS posted a “final” file that summarized the 2018 CLFS payment rates calculated under the PAMA final rule. This file indicates that the median of private payer rates reported to Medicare for the code used to report our multi-gene test for hereditary breast cancer-related disorders was $136.47. The PAMA final rule caps the annual reduction in the calendar year 2018, 2019 and 2020 CLFS payment rates for any test to 10% of the previous year’s rates, so the proposed CLFS payment rate for this test will be substantially higher than the median for at least the next three years (i.e., $838.33 in 2018, $754.50 in 2019, and $679.05 in 2020). The PAMA final rule also caps the annual percentage reduction in 2021, 2022 and 2023 rates to 15% of the previous year’s rate, further phasing-in any reduction required calculated using data reported during 2020. Nevertheless, we expect to experience 10% decreases in Medicare reimbursement per test per year for at least the next three years.

PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The CPT® Editorial Panel approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA, but it is unclear how these codes would apply to our tests.

In March 2018, CMS published a final national coverage determination, or NCD, for next generation sequencing, or NGS, tests for patients with advanced cancer.  The final NCD establishes full coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer) who have not have previously been tested with the same test for the same primary diagnosis of cancer or are seeking repeat testing for a new primary cancer diagnosis, and have decided to seek further cancer treatment.  The final NCD also gives MACs the authority to establish local coverage for NGS-based assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria.  It is unclear, however, whether MACs retain the authority to establish local coverage for NGS-based tests provided for patients with cancer that do not meet the above-referenced criteria – e.g., patients with earlier stage cancers – or if such tests are nationally non-covered under the NCD. If CMS interprets the final NCD to exclude coverage for patients with earlier stage cancers, MACs will no longer have discretion to cover our current tests when offered to such patients, notwithstanding historical Medicare coverage for such tests.  An interpretation of the NCD that results in Medicare non-coverage for our current and future assays would have significant negative impact on our business, financial condition and results of operations.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act and the expansion of the federal and state governments’ role in the U.S. healthcare industry as well as changes to the reimbursement amounts paid by payers for our tests and future tests or our medical procedure volumes may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Notably, Congress enacted legislation in 2017 that eliminates the Affordable Care Act’s “individual mandate” beginning in 2019, which may significantly impact the number of covered lives participating in exchange plans. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance on patients for clinical laboratory tests reimbursed under the clinical laboratory fee schedule, which would increase our billing and collecting costs and decrease our revenue.

If we use hazardous materials in a manner that causes injury, we could be liable for resulting damages.

Our activities currently require the use of hazardous chemicals and biological material. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant, and our failure to comply may result in substantial fines or other consequences, and either could negatively affect our operating results.

We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.

We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell our tests internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

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

We expect to rely primarily upon trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. Among other things, we seek to protect our trade secrets and confidential information by entering into confidentiality agreements with employees and consultants. There can be no assurance that any confidentiality agreements that we have with our employees and consultants will provide meaningful protection for our trade secrets and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Accordingly, there also can be no assurance that our trade secrets will not otherwise become known or be independently developed by competitors. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

Risks related to our common stock

Our stock price is volatile, and you may not be able to sell shares of our common stock at or above the price you paid.

The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;
•	competition from existing tests or new tests that may emerge;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	issuance of new or updated research or reports by securities analysts or changed recommendations for our stock;
•	our focus on long-term goals over short-term results;
•	the timing of our investments in the growth of our business;
•	actual or anticipated changes in regulatory oversight of our business;
•	additions or departures of key management or other personnel;
•	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
•	changes in reimbursement by current or potential payers;
•	general economic and market conditions; and
•	issuances of significant amounts of our common stock.

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

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock, change their price targets, issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Insiders will exercise significant control over our company and will be able to influence corporate matters.

At April 6, 2018, directors, executive officers, 5% or greater stockholders and their affiliates beneficially owned, in the aggregate, 43% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a third party from acquiring control of our company and could adversely affect the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At March 31, 2018, our total gross deferred tax assets were $106.2 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the recently enacted Tax Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 20,000,000 shares of undesignated preferred stock;
•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, our chairman of the board or our chief executive officer;
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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 6.  Exhibits.

Exhibit Number	Description

10.1

First Amendment to Loan and Security Agreement entered into as February 26, 2018 between Oxford Finance LLC and Invitae Corporation together with its subsidiaries PatientCrossroads, Inc., Good Start Genetics, Inc., Ommdom Inc., Combimatrix Corporation and Combimatrix Molecular Diagnostics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2018).

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

Date: May 9, 2018