Form 10-Q
period 2018-06-30
Invitae Corp
filed 2018-08-09
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of August 3, 2018 was 69,047,903.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$48,568	$12,053
Marketable securities	36,576	52,607
Accounts receivable	25,058	10,422
Prepaid expenses and other current assets	12,311	11,599
Total current assets	122,513	86,681
Property and equipment, net	28,816	30,341
Restricted cash	5,307	5,406
Marketable securities, non-current	900	5,983
Intangible assets, net	32,994	35,516
Goodwill	47,217	46,575
Other assets	1,329	576
Total assets	$239,076	$211,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,200	$8,606
Accrued liabilities	22,566	22,742
Capital lease obligation, current portion	1,829	2,039
Debt, current portion	3,061	—
Total current liabilities	32,656	33,387
Capital lease obligation, net of current portion	2,413	3,373
Debt, net of current portion	55,575	39,084
Other long-term liabilities	9,785	13,440
Total liabilities	100,429	89,284
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 20,000,000 shares; Issued and outstanding: 3,458,823 as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value: Authorized: 400,000,000 shares; Issued and outstanding: 68,976,036 and 53,595,914 shares as of June 30, 2018 and December 31, 2017, respectively	6	5
Accumulated other comprehensive loss	(109)	(171)
Additional paid-in capital	593,898	520,558
Accumulated deficit	(455,148)	(398,598)
Total stockholders’ equity	138,647	121,794
Total liabilities and stockholders’ equity	$239,076	$211,078

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Test revenue	$36,350	$13,592	$63,403	$23,287
Other revenue	956	744	1,574	1,387
Total revenue	37,306	14,336	64,977	24,674
Costs and operating expenses:
Cost of test revenue	20,447	10,490	38,523	19,819
Research and development	15,784	11,339	31,150	21,362
Selling and marketing	18,707	12,520	37,631	24,092
General and administrative	12,436	8,062	24,216	14,813
Total costs and operating expenses	67,374	42,411	131,520	80,086
Loss from operations	(30,068)	(28,075)	(66,543)	(55,412)
Other income (expense), net	188	151	1,835	(540)
Interest expense	(1,791)	(1,067)	(3,083)	(1,389)
Net loss before taxes	(31,671)	(28,991)	(67,791)	(57,341)
Income tax benefit	—	(434)	—	(1,856)
Net loss	$(31,671)	$(28,557)	$(67,791)	$(55,485)
Net loss per share, basic and diluted	$(0.47)	$(0.66)	$(1.12)	$(1.30)
Shares used in computing net loss per share, basic and diluted	67,806,606	43,226,569	60,775,077	42,808,175

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(31,671)	$(28,557)	$(67,791)	$(55,485)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	51	(2)	62	(38)
Comprehensive loss	$(31,620)	$(28,559)	$(67,729)	$(55,523)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(67,791)	$(55,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,927	3,491
Stock-based compensation	10,505	9,607
Amortization of debt issuance costs	429	171
Amortization of premium on marketable securities	9	80
Loss on disposal of assets	—	268
Loss on sales of available-for-sale securities	24	—
Remeasurements of liabilities associated with business combinations	709	352
Changes in operating assets and liabilities net of effects of business combination:	—	—
Accounts receivable	(4,037)	(1,119)
Prepaid expenses and other current assets	(512)	(198)
Other assets	(1,428)	(36)
Accounts payable	(3,106)	2,049
Accrued expenses and other liabilities	(396)	(1,011)
Net cash used in operating activities	(58,667)	(41,831)

Cash flows from investing activities:
Purchases of marketable securities	(900)	(57,187)
Proceeds from sales of marketable securities	19,965	—
Proceeds from maturities of marketable securities	2,078	35,168
Acquisition of businesses, acquired cash	—	108
Purchases of property and equipment	(3,084)	(3,476)
Net cash provided by (used in) in investing activities	18,059	(25,387)

Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of issuance costs	53,480	—
Proceeds from issuance of common stock	4,933	2,264
Proceeds from loan and security agreement	19,781	39,661
Loan payments	—	(12,102)
Capital lease principal payments	(1,170)	(1,457)
Net cash provided by financing activities	77,024	28,366

Net increase (decrease) in cash, cash equivalents and restricted cash	36,416	(38,852)
Cash, cash equivalents and restricted cash at beginning of period	17,459	71,522
Cash, cash equivalents and restricted cash at end of period	$53,875	$32,670
Supplemental cash flow information:
Interest paid	$2,481	$1,209
Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$3,879
Purchases of property and equipment in accounts payable and accrued liabilities	$238	$1,647
Investment in privately held company in other assets and accrued liabilities	$675	$—
Warrants issued pursuant to loan and security agreement	$383	$740
Common stock issued for acquisition of businesses	$3,973	$11,002
Consideration payable for acquisition of businesses	$—	$7,522

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Organization and description of business

Invitae Corporation (the “Company”) was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. The Company’s headquarters and main production facility is located in San Francisco, California. The Company currently has more than 20,000 genes in production and provides a variety of diagnostic tests that can be used in multiple indications. The Company’s tests include genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. In addition, and as a result of the acquisitions of Good Start Genetics (“Good Start”) in August 2017 and CombiMatrix Corporation (“CombiMatrix”) in November 2017, the Company’s services also include screening and testing in reproductive health, including preimplantation and carrier screening for inherited disorders, prenatal diagnosis, miscarriage analysis and pediatric developmental disorders. The Company operates in one segment.

The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near term. For the year ended December 31, 2017, the Company’s net loss was $123.4 million, and for the six months ended June 30, 2018, the Company’s net loss was $67.8 million. At June 30, 2018, the Company’s accumulated deficit was $455.1 million. While the Company’s revenue has increased over time, it may never achieve revenue sufficient to offset its expenses. The Company believes its existing cash, cash equivalents and marketable securities as of June 30, 2018, revenue from the sale of its tests, and amounts available under a loan agreement will be sufficient to meet its anticipated cash requirements for its currently-planned operations for the 12-month period following the filing date of this report.

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

The Company has implemented the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that the June 30, 2018 financial statements are issued.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

The Company’s 10% or greater customers and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medicare	18.0%	10.5%	17.2%	12.1%
United Healthcare	*	10.4%	*	10.0%
* Less than 10% of total revenue

The Company’s significant customers and their related accounts receivable balance as percentage of total accounts receivable were as follows:

	June 30,	December 31,
	2018	2017
Medicare	*	13.1%
* Less than 10% of total accounts receivable

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

Variable interest entity

The Company has a variable interest in a variable interest entity (“VIE”) through an investment in a convertible note issued by the VIE. The convertible notes do not provide the Company with voting rights in the VIE or with power to direct the activities of the VIE which most significantly affect its economic performance. The Company is not the VIE’s primary beneficiary and does not consolidate the VIE. The Company will continue to assess its investment and future commitments to the VIE. To the extent its relationship with the VIE changes the Company may be required to consolidate the VIE in future periods.

See Note 6, “Balance sheet components”, Note 7, “Fair value measurements” and Note 8, “Investment in privately held company” for additional disclosures related to the convertible notes, which are recorded as available-for-sale securities.

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

Cost of test revenue

Cost of test revenue reflects the aggregate costs incurred in delivering the genetic testing results to clinicians and includes expenses for personnel-related costs including stock-based compensation, materials and supplies, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities.

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

Recent accounting pronouncements

The Company evaluates all ASUs issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new guidance, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU 2018-07 is not expected to have a significant effect upon the Company’s consolidated financial statements, related disclosures and ongoing financial reporting. The Company plans to implement ASU 2018-07 on January 1, 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). Under the new guidance, entities will be permitted to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. When adopted, ASU 2018-02 requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. The Company is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements, related disclosures and ongoing financial reporting. The Company has not yet selected an implementation date for ASU 2018-02.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In March 2017, the FASB voted to allow an optional transition method under which companies may record a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption (January 1, 2019) and apply existing lease accounting guidance in comparative periods ending prior to January 1, 2019. Lessees and lessors may not apply a full retrospective transition approach.

The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements, related disclosures and ongoing financial reporting. The Company expects implementation of ASU 2016-02 will result in the recognition of significant right of use assets and corresponding lease liabilities in its consolidated balance sheets, principally relating to the Company’s facilities leases. The Company plans to implement ASU 2016-02 on January 1, 2019.

Recently adopted accounting pronouncements – Revenue recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), designed to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, the Company adopted the provisions of Topic 606 using the modified retrospective method. From adoption to date, the Company has recognized all its revenue from contracts with customers within the scope of Topic 606. In connection with the adoption, the Company recognized the cumulative effect of initially applying this standard as an adjustment to retained earnings on the date of adoption. Comparative information prior to the date of adoption has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Prior period reclassifications

Statement of cash flow amounts in prior periods have been reclassified to conform with current period presentation, which separates amortization of debt issuance costs from depreciation and amortization.

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

The adoption of Topic 606 resulted in a cumulative-effect adjustment of $11.2 million to accounts receivable and accumulated deficit as of January 1, 2018, primarily related to the recognition of uncollected diagnostic test variable consideration as of the date of adoption. Test revenue without adoption of Topic 606 for the three and six months ended June 30, 2018 includes cash collections related to accounts receivable recorded as of January 1, 2018 in connection with the Topic 606 cumulative-effect adjustment.

The effect of the adoption of Topic 606 upon financial statement line items in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2018, and the Company’s condensed consolidated balance sheet as of June 30, 2018 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Test revenue	$36,350	$36,479	$(129)
Net loss	$(31,671)	$(31,542)	$(129)
Net loss per share, basic and diluted	$(0.47)	$(0.47)	$—

	Six Months Ended June 30, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Test revenue	$63,403	$63,459	$(56)
Net loss	$(67,791)	$(67,735)	$(56)
Net loss per share, basic and diluted	$(1.12)	$(1.11)	$(0.01)

	As of June 30, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Accounts receivable, net	$25,058	$12,671	$12,387
Accumulated deficit	$(455,148)	$(466,444)	$11,296
Stockholders' equity	$138,647	$127,351	$11,296

Disaggregation of revenue

Diagnostic test revenues are generated from three groups of customers: institutions, such as hospitals and clinics, patients who pay directly, and patients’ insurance carriers. Amounts billed and collected, and the timing of collections, vary based on whether the payer is an institution, an insurance carrier or a patient. Accordingly, for purposes of complying with the disclosure requirements of Topic 606, diagnostic test revenues are disaggregated between these three payer groups. Further, revenue recognized under collaboration and genome network agreements is disaggregated from diagnostic test revenue.

The following table includes the Company’s revenues as disaggregated by payer category (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Diagnostic tests:
Institutions	$8,572	$2,619	$15,803	$5,219
Patient - direct	3,575	849	6,425	1,606
Patient - insurance	24,203	10,124	41,175	16,462
Total diagnostic tests	36,350	13,592	63,403	23,287
Collaboration and genome network	956	744	1,574	1,387
Total revenues	$37,306	$14,336	$64,977	$24,674

(1) As noted above, prior period amounts are presented as originally reported based upon the accounting standards in effect for those periods.

Included in revenue in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2018 was $213,000 that was included in deferred revenue at January 1, 2018. Also included in revenue for the six months ended June 30, 2018 was an increase of $2.3 million to variable consideration for performance obligations satisfied in prior periods. This adjustment reflected a change in accounting estimate relating to notification from Medicare of approval for payment of deletion/duplication analysis under Current Procedure Terminology (CPT) code 81433 in conjunction with CPT code 81432, for tests completed during the second half of 2017.

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

4. Business combinations

AltaVoice

On January 6, 2017, the Company acquired AltaVoice (formerly Patient Crossroads, Inc.), a privately-owned patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians. The acquisition, complemented by several other strategic partnerships, expands the Company's genome network, designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. Pursuant to the terms of the Stock Purchase Agreement entered into on January 6, 2017, the Company acquired all of the outstanding shares of AltaVoice for total purchase consideration of $12.4 million, payable in the Company’s common stock, as follows:

(a)	payment of $5.5 million through the issuance of 641,126 shares of the Company’s common stock;
(b)

payment of $5.0 million in the Company’s common stock, payable on March 31, 2018, with the common shares deliverable equal to $5.0 million divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018. This payment was made on April 2, 2018 through the issuance of 716,332 shares of the Company’s common stock;

(c)

payment of $5.0 million in the Company’s common stock, which was contingently payable on March 31, 2018 if a milestone based on a certain threshold of revenue was achieved during 2017, with the shares deliverable equal to $5.0 million divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018. As the foregoing milestone was not achieved, there is a new contingent milestone based on achieving a revenue target during 2017 and 2018. Should the new milestone revenue target be achieved, on March 31, 2019, a payment of up to $5.0 million in the Company’s common stock will be payable. The actual payout is dependent upon the 2017 and 2018 revenue target (capped at $14.0 million) times 75% less $5.5 million. This formula in effect caps the possible payout amount at $5.0 million in the Company’s common shares. The number of shares to be issued will be equal to the payout amount divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2019.

The first payment of $5.5 million was classified as equity. The second payment was discounted to $4.7 million as of the acquisition date, recorded as a liability, and was accreted to fair value at each reporting date until the extinguishment of the liability on April 2, 2018. The third payment, representing contingent consideration, was determined to have a fair value of $2.2 million as of the acquisition date and was recorded as a liability. In accordance with ASC Topic 805, Business Combinations, the contingent consideration of $2.2 million will be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings.

For the second payment, the acquisition-date fair value was $4.7 million, and the Company recorded accretion gains (losses) of $1.6 million and $(58,000) in other income (expense), net, for the three months ended June 30, 2018 and 2017, respectively and $1.6 million and $(111,000) for the six months ended June 30, 2018 and 2017, respectively. The accretion gains in 2018 resulted from an adjustment to the value of the second payment as of March 31, 2018, and principally reflected the difference between the value of the common shares deliverable, based upon the closing price of the Company’s stock on March 29, 2018, and the value per share used to calculate the number of common shares deliverable. The accretion losses in 2017 resulted from adjustments to the discounted value of the second payment, reflecting the passage of time.

For the third payment, whose contingent acquisition-date fair value was $2.2 million, the Company recorded remeasurement losses of $384,000 and $241,000 in operating expense for the three months ended June 30, 2018 and 2017, respectively and $872,000 and $241,000 in operating expense for the six months ended June 30, 2018 and 2017, respectively. The remeasurement losses in 2018 reflect updated estimations of fair value of the third payment, based upon achieving a revenue target during 2017 and 2018, as the milestone based on a certain threshold of revenue to be achieved during 2017 was not met. The principal inputs affecting those estimations have been updates to the Company’s revenue forecasts and the passage of time.

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

The results of operations of AltaVoice for the period from the acquisition date through June 30, 2017 are included in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2017. Pursuant to ASC 805, the Company incurred and expensed approximately $159,000 in acquisition and transitional costs associated with the acquisition of AltaVoice during the six months ended June 30, 2017, which were primarily general and administrative related.

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

Pursuant to the terms of a Stock Exchange Agreement, the Company acquired all of the outstanding shares of Ommdom for consideration of $6.1 million, payable entirely in the Company’s common stock. There was no cash consideration nor any contingent payments associated with the acquisition, other than a hold-back amount of $613,000. Per the terms of the agreement, the Company was obligated to issue shares of its common stock as follows:

(a)	payment of $5.5 million through the issuance of 600,108 shares of the Company’s common stock on the acquisition date; and
(b)

payment of $0.6 million through the issuance of 66,582 shares of the Company’s common stock, representing a hold-back amount, and payable on the twelve-month anniversary of the acquisition date. This payment was made on June 11, 2018.

The first payment of $5.5 million was classified as equity. The second payment of $613,000 was recorded as a stock payable liability on the acquisition date and was reclassified to equity upon the issuance of 66,582 shares of the Company’s common stock on June 11, 2018.

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

Good Start Genetics

On August 4, 2017, the Company acquired 100% of the fully diluted equity of Good Start, a privately-held molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. The acquisition of Good Start is intended to further Invitae’s plan to create a comprehensive genetic information platform providing high-quality, affordable genetic information coupled with world-class clinical expertise to inform healthcare decisions throughout every stage of an individual’s life. The purchase consideration for the Good Start acquisition consisted of the assumption of the net liabilities of Good Start of $24.4 million at the acquisition date.

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

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and restricted cash	$1,381
Accounts receivable	2,262
Prepaid expense and other assets	1,579
Property and equipment	1,320
Trade name	460
Developed technology	5,896
Customer relationships	7,830
Total identifiable assets acquired	20,728
Accounts payable	(5,418)
Accrued expenses	(6,802)
Notes payable	(17,904)
Convertible promissory notes payable	(15,430)
Other liabilities	(222)
Total liabilities assumed	(45,776)
Net identifiable assets acquired	(25,048)
Goodwill	25,048
Net assets acquired	$—

In March 2018 and in June 2018, the Company recorded adjustments to its accounting for the amount recorded as accounts receivable at acquisition. Accordingly, the fair value of accounts receivable was decreased by $397,000 on March 31, 2018 and further decreased by $245,000 on June 30, 2018 with corresponding increases to goodwill.

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
	$14,186

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Good Start resulted in the recognition of $25.0 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by expanding the Company’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes.

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

5. Goodwill and intangible assets

Goodwill

Details of the Company’s goodwill for the six months ended June 30, 2018 are as follows (in thousands):

	AltaVoice	Ommdom	Good Start	CombiMatrix	Total
Balance as of December 31, 2017	$9,432	$4,045	$24,406	$8,692	$46,575
Goodwill adjustment	—	—	642	—	642
Balance as of June 30, 2018	$9,432	$4,045	$25,048	$8,692	$47,217

Intangible Assets

The following table presents details of the Company’s finite-lived intangible assets as of June 30, 2018 (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in Years)	Weighted Average Estimated Remaining Useful Life (in Years)
Customer relationships	$23,763	$(1,741)	$22,022	10.0	9.1
Developed technology	11,963	(2,213)	9,750	4.8	3.9
Non-compete agreement	286	(86)	200	5.0	3.5
Trade name	576	(209)	367	2.7	1.8
Patent licensing agreement	496	(21)	475	15.0	14.4
Favorable leases	247	(67)	180	2.0	1.6
	$37,331	$(4,337)	$32,994	8.2	7.3

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on an accelerated basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $2.5 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. Intangible assets are carried at cost less accumulated amortization. Amortization expense is recorded to research and development, sales and marketing and general and administrative expense.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2018 (in thousands):

Amount
2018	$2,530
2019	5,250
2020	5,525
2021	5,829
2022	4,123
Thereafter	9,737
$32,994

6. Balance sheet components

Cash equivalents and marketable securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$48,000	$—	$—	$48,000
Certificates of deposit	300	—	—	300
U.S. treasury notes	4,999	—	(8)	4,991
U.S. government agency securities	31,387	—	(101)	31,286
Convertible note	900	—	—	900
	$85,586	$—	$(109)	$85,477
Reported as:
Cash equivalents				$42,694
Restricted cash				5,307
Marketable securities				37,476
Total cash equivalents, restricted cash and marketable securities				$85,477

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,998	$—	$—	$5,998
Certificates of deposit	300	—	—	300
U.S. treasury notes	12,010	—	(19)	11,991
U.S. government agency securities	46,451	—	(152)	46,299
	$64,759	$—	$(171)	$64,588
Reported as:
Cash equivalents				$592
Restricted cash				5,406
Marketable securities				58,590
Total cash equivalents, restricted cash and marketable securities				$64,588

The total amount of unrealized losses at June 30, 2018 was $109,000. The total fair value of investments with unrealized losses at June 30, 2018 was $36.3 million. None of the available-for-sale securities held as of June 30, 2018 has been in a continuous unrealized loss position for more than one year. At June 30, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not identified any other-than-temporary declines in market value and thus has not recorded any impairment charges.

At June 30, 2018, the remaining contractual maturities of available-for-sale securities ranged from five to ten months. For the six months ended June 30, 2018, there were $23,000 realized losses on available-for-sale securities.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Leasehold improvements	$12,856	$12,623
Laboratory equipment	22,594	17,705
Equipment under capital lease	6,957	11,446
Computer equipment	4,087	4,023
Software	2,554	2,520
Furniture and fixtures	626	569
Automobiles	20	20
Construction-in-progress	1,098	965
Total property and equipment, gross	50,792	49,871
Accumulated depreciation and amortization	(21,976)	(19,530)
Total property and equipment, net	$28,816	$30,341

Depreciation expense was $2.3 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $4.4 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively.

Other assets

Other assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Asset associated with investment in privately held company	$675	$—
Capitalized financing costs	—	170
Security deposits	416	406
Prepaid license	238	—
Total other assets	$1,329	$576

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Liabilities associated with business combinations	$8,527	$9,497
Accrued compensation and related expenses	6,970	7,406
Accrued professional services	703	1,077
Liability associated with investment in privately held company	675	—
Accrued laboratory materials purchases	841	1,242
Deferred revenue	763	307
Lease incentive obligation, current	502	489
Accrued outsourced services	71	142
Other	3,514	2,582
Total accrued liabilities	$22,566	$22,742

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Lease incentive obligation, non-current	$3,587	$3,831
Deferred rent, non-current	5,376	5,153
Liabilities associated with business combination	—	3,779
Other non-current liabilities	822	677
Total other long-term liabilities	$9,785	$13,440

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$48,000	$—	$—	$48,000
Certificates of deposit	—	300	—	300
U.S. treasury notes	4,991	—	—	4,991
U.S. government agency securities	—	31,286	—	31,286
Convertible note	—	—	900	900
Total financial assets	$52,991	$31,586	$900	$85,477

Financial liabilities:
Contingent consideration	$—	$—	$4,651	$4,651
Total financial liabilities	$—	$—	$4,651	$4,651

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$5,998	$—	$—	$5,998
Certificates of deposit	—	300	—	300
U.S. treasury notes	11,991	—	—	11,991
U.S. government agency securities	—	46,299	—	46,299
Total financial assets	$17,989	$46,599	$—	$64,588

Financial liabilities:
Contingent consideration	$—	$—	$3,779	$3,779
Total financial liabilities	$—	$—	$3,779	$3,779

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

The following tables present the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Level 3
Contingent Consideration Liability
Balance as of December 31, 2017	$3,779
Change in estimate of fair value	872
Balance as of June 30, 2018	$4,651

Level 3
Convertible Note
Balance as of December 31, 2017	$—
Convertible note	900
Balance as of June 30, 2018	$900

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

As of June 30, 2018, the Company had a contingent obligation up to $5.0 million payable in the Company’s common stock to the former owners of AltaVoice in conjunction with the Company’s acquisition of AltaVoice in January 2017. The amount of the contingent obligation is dependent upon future revenues attributable to AltaVoice. If revenue attributable to AltaVoice for the combined period of 2017 and 2018 is at least $10 million, the Company will make a payment of up to $5.0 million in the Company’s common stock on March 31, 2019. The Company estimated the fair value of the contingent obligation at $2.2 million at the acquisition date of January 6, 2017, based on a Monte Carlo simulation, as well as estimates of the 30-day trailing price of its stock at certain dates, its volatility assumptions and its revenue forecasts, all of which were significant inputs in the Level 3 measurement not supported by market activity. The value of the contingent obligation is remeasured to fair value at each reporting date. Changes to revenue forecasts can significantly affect the estimated fair value of the contingent obligation. Changes in estimated fair value are recorded quarterly as general and administrative expense until the contingent obligation is paid or expires. The total of changes in the fair value of the contingent obligation between the acquisition date and June 30, 2018 was an increase of $2.5 million.

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at June 30, 2018 and December 31, 2017, are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$58,636	$60,281	$39,084	$40,526

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

The Company’s maximum exposure to fund losses of the VIE at June 30, 2018 is the amortized cost of the convertible note of $900,000. In addition, and from the inception of the collaboration agreement, the Company must continue to purchase incremental $225,000 convertible notes each month for a minimum term of six months, make monthly payments of $225,000 for the right of first refusal for a minimum term of six months, and make payments for the use of the proprietary technologies under the licensing agreement for a minimum term of one year.

9. Commitments and contingencies

Operating leases

In September 2015, the Company entered into a lease agreement for a headquarters and production facility in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s condensed consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company received a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company made to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s condensed consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. Aggregate future minimum lease payments for the San Francisco facility at June 30, 2018 were approximately $61.0 million.

In addition to the security deposit of approximately $4.6 million for the headquarters and production facility, the Company has provided, as collateral for other leases, security deposits of $0.4 million at June 30, 2018 and December 31, 2017, which are included in other assets in the Company’s condensed consolidated balance sheets. Security deposits relating to Good Start facilities were $0.4 million at both June 30, 2018 and December 31, 2017 and are included in restricted cash in the Company’s condensed consolidated balance sheet as of those dates. Restricted cash at June 30, 2018 and December 31, 2017 also included collateral for a credit card agreement at one of the Company’s financial institutions of $0.3 million Future minimum payments under non-cancelable operating leases as of June 30, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$4,821
2019	9,633
2020	9,512
2021	9,727
2022	9,677
Thereafter	29,846
Total minimum lease payments	$73,216

Rent expense was $2.3 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively and $4.7 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively.

Debt financing

In July 2015, the Company entered into a Loan and Security Agreement (the “2015 Loan Agreement”) with a bank under which term loans were available for purchases of equipment up to an aggregate of $15.0 million.

On March 15, 2017, the Company entered into a Loan and Security Agreement (the “2017 Loan Agreement”) with a lender pursuant to which the Company borrowed an initial term loan of $40.0 million, and received net proceeds of approximately $39.7 million. In connection with entering into the 2017 Loan Agreement, the Company terminated the 2015 Loan Agreement and repaid in full the balance of its obligations under that agreement, approximately $12.1 million. The payment to the lender under the 2015 Loan Agreement included a prepayment premium of $670,000, which was classified as extinguishment of debt and included in other income (expense), net.

Subject to certain conditions, the Company was eligible to borrow a second term loan pursuant to the 2017 Loan Agreement of $20.0 million in the first quarter of 2018 and did so on March 12, 2018, receiving net proceeds of approximately $19.8 million.

In February 2018 and June 2018, the Company entered into amendments to the 2017 Loan Agreement (the “2018 Amendments”) pursuant to which the Company, subject to certain conditions, is eligible to borrow a third term loan of $20.0 million, during the period from April 2, 2018 to December 31, 2018. If the third term loan becomes available and is not fully drawn, a fee of 1% will be applied to the difference between $20.0 million and the amount drawn. The 2018 Amendments added a quarterly covenant to achieve certain accession volumes. Substantially all other terms of the 2017 Loan Agreement as amended by the 2018 Amendments (the “Amended 2017 Loan Agreement”) are consistent with the terms of the 2017 Loan Agreement.

Term loans under the Amended 2017 Loan Agreement bear interest at a floating rate equal to an index rate plus 7.73%, where the index rate is the greater of 0.77% or the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) as reported in The Wall Street Journal, with the floating rate resetting monthly subject to a floor of 8.5%. The Company can make monthly interest-only payments until May 1, 2019 (or, subject to certain conditions, May 1, 2020), and thereafter monthly payments of principal and interest are required to fully amortize the borrowed amount by a final maturity date of March 1, 2022. A fee of 5% of each funded draw is due at the earlier of prepayment or loan maturity, a facility fee of 0.5% is due upon funding for each draw, and a prepayment fee of between 1% and 3% of the outstanding balance will apply in the event of a prepayment. Concurrent with each term loan, the Company will grant to the lender a warrant to acquire shares of the Company’s common stock equal to the quotient of 3% of the funded amount divided by a per share exercise price equal to the lower of the average closing price for the previous ten days of trading (calculated on the day prior to funding) or the closing price on the day prior to funding. In connection with the initial term loan, the Company granted the lender warrants to purchase 116,845 shares of common stock at an exercise price of $10.27 per share. The Company classified these warrants as equity and determined their fair value to be $740,000. In connection with the second term loan, the Company granted the lender warrants to purchase 85,482 shares of common stock at an exercise price of $7.02 per share. The Company classified these warrants as equity and determined their fair value to be $383,000. All warrants issued pursuant to the Amended 2017 Loan Agreement have a term of ten years from the date of issuance and include a cashless exercise provision.

The Company’s obligations under the Amended 2017 Loan Agreement are subject to quarterly covenants to achieve certain revenue levels and accessioned test volumes as well as additional covenants, including limits on the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. At June 30, 2018 the Company was in compliance with all covenants under the Amended 2017 Loan Agreement. The Company’s obligations under the Amended 2017 Loan Agreement are secured by a security interest on substantially all the Company’s assets, excluding its intellectual property.

At June 30, 2018, obligations under the Amended 2017 Loan Agreement were $60.0 million. Debt issuance costs related to the Amended 2017 Loan Agreement totaling $0.6 million and the fair value of warrants totaling $1.1 million were recorded as direct deductions from the debt liability and are being amortized to interest expense over the term of the Amended 2017 Loan Agreement. Future payments under the Amended 2017 Loan Agreement as of June 30, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$2,968
2019	19,237
2020	24,218
2021	22,177
2022	8,228
Thereafter	—
Total remaining debt payments	76,828
Less: amount representing debt discount	(1,364)
Less: amount representing interest	(16,828)
Present value of remaining debt payments	58,636
Less: current portion	(3,061)
Total non-current debt obligation	$55,575

Interest expense related to the Amended 2017 Loan Agreement and the 2015 Loan Agreement totaled $2.9 million (including $0.4 million of non-cash interest expense) and $1.3 million (including $0.2 million of non-cash interest expense) for the six months ended June 30, 2018 and 2017, respectively.

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

Future payments under capital leases at June 30, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$1,049
2019	2,087
2020	1,394
2021	21
Total capital lease obligations	4,551
Less: amount representing interest	(309)
Present value of net minimum capital lease payments	4,242
Less: current portion	(1,829)
Total non-current capital lease obligations	$2,413

Interest expense related to capital leases was $151,000 and $45,000 for the six months ended June 30, 2018 and 2017, respectively.

Property and equipment under capital leases was $7.0 million and $11.4 million as of June 30, 2018 and December 31, 2017, respectively. Accumulated depreciation on these assets was $1.2 million and $3.0 million at June 30, 2018 and December 31, 2017, respectively.

Other commitments

In the normal course of business, the Company enters into various purchase commitments primarily related to service agreements and laboratory supplies. At June 30, 2018, the Company’s total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $9.4 million.

In addition, at June 30, 2018 the Company is committed to make a minimum of four monthly payments of $450,000 relating to the collaboration agreement with KEW. (See Note 8, “Investment in privately-held company” for further information.)

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at June 30, 2018 or December 31, 2017.

Contingencies

The Company was not a party to any material legal proceedings at June 30, 2018, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

10. Stockholders’ equity

Public offering

In April 2018, the Company sold, in an underwritten public offering, an aggregate of 12,777,777 shares of its common stock at a price of $4.50 per share, for gross proceeds of $57.5 million and net proceeds of $53.5 million.

Warrant exercises

During the three and six months ended June 30, 2018, the Company received $0.2 million and $3.1 million, respectively, from exercises of warrants issued pursuant the acquisition of CombiMatrix (See Note 4, “Business combinations”).

11. Stock incentive plans

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

Based on its evaluations of the probability of achieving performance conditions, the Company recorded stock-based compensation expense of $0.0 million for the three months ended June 30, 2018 and 2017 and $0.0 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively, related to the PRSUs.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000's)
Balances at December 31, 2017	1,119,792	4,114,874	$8.51	7.63	$5,128
Additional shares reserved	2,143,836	—
Options granted	(240,000)	240,000	$8.08
Options cancelled	118,146	(118,146)	$9.13
Options exercised		(20,221)	$2.34
RSUs granted	(2,844,604)
RSUs cancelled	249,934
Balances at June 30, 2018	547,104	4,216,507	$8.50	7.11	$2,949
Options exercisable at June 30, 2018		2,716,615	$8.10	6.54	$2,879
Options vested and expected to vest at June 30, 2018		4,037,846	$8.46	7.07	$2,941

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $8.08 and $5.97 in the six months ended June 30, 2018, and 2017, respectively. The weighted-average fair value of RSUs granted was $6.68 and $10.25 in the six months ended June 30, 2018 and 2017, respectively.

The total grant-date fair value of options to purchase common stock vested was $1.8 million and $4.2 million in the six months ended June 30, 2018 and 2017, respectively.

The intrinsic value of options to purchase common stock exercised was $97,000 and $1.1 million in the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes RSU activity for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2017	2,387,120	$9.91
RSUs granted	2,844,604	$6.68
RSUs vested	(969,846)	$8.62
RSUs cancelled	(249,937)	$9.29
Balance at June 30, 2018	4,011,941	$7.97

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At June 30, 2018, cash received from payroll deductions pursuant to the ESPP was $0.4 million.

The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At June 30, 2018, a total of 567,707 shares of common stock are reserved for issuance under the ESPP.

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

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2018	2017	2018	2017
Expected term (in years)	6.00	6.03	6.00	6.03
Expected volatility	59.58%	71.74%	59.58%	72.64%
Risk-free interest rate	2.80%	1.89%	2.80%	2.01%
Dividend yield	—	—	—	—

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model based on the following assumptions:

As of June 30,
	2018	2017
Expected term (in years)	—	6.00 – 8.75
Expected volatility	—	71.66 – 77.36%
Risk-free interest rate	—	2.02 – 2.21%
Dividend yield	—	—

No stock options granted to non-employees vested in the six months ended June 30, 2018.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$1,082	$885	$1,573	$1,202
Research and development	2,032	2,462	3,515	3,757
Selling and marketing	1,470	1,489	2,518	2,205
General and administrative	1,528	1,493	2,899	2,443
Total stock-based compensation expense	$6,112	$6,329	$10,505	$9,607

At June 30, 2018, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $6.7 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.1 years. Unrecognized compensation expense related to RSUs at June 30, 2018, net of estimated forfeitures, was $26.1 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.4 years. At June 30, 2018, there was no capitalized stock-based employee compensation.

12. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(31,671)	$(28,557)	$(67,791)	$(55,485)
Shares used in computing net loss per share, basic and diluted	67,806,606	43,226,569	60,775,077	42,808,175
Net loss per share, basic and diluted	$(0.47)	$(0.66)	$(1.12)	$(1.30)

The following common stock equivalents have been excluded from diluted net loss per share for the three and six months ended June 30, 2018 and 2017 because their inclusion would be anti-dilutive:

	June 30,
	2018	2017
Shares of common stock subject to outstanding options	4,216,507	4,588,072
Shares of common stock subject to outstanding warrants	1,500,886	116,845
Shares of common stock subject to outstanding RSUs	4,011,941	2,217,296
Shares of common stock pursuant to ESPP	75,961	45,384
Shares of common stock underlying Series A convertible preferred stock	3,458,823	—
Total shares of common stock equivalents	13,264,118	6,967,597

13. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$34,899	$12,945	$60,806	$22,123
Canada	1,096	858	2,104	1,457
Rest of world	1,311	533	2,067	1,094
Total revenue	$37,306	$14,336	$64,977	$24,674

All long-lived assets, at June 30, 2018 and December 31, 2017, were located in the United States.

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

Mission and Strategy

Our mission is to bring comprehensive genetic information into mainstream medical practice, improving the quality of healthcare for billions of people. Our business model is to aggregate the world’s genetic tests into a single platform, consolidate and grow the genetic testing market, and on that foundation, build a new industry in which a network of customers and partners can work together to continue improving healthcare for every individual in the modernized healthcare system around the world.

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

Growth is core and central to the strategic approach to our business. In order to ensure genuine and lasting growth, we will prioritize, in order, the following in our decision-making processes:

1)	the needs of our customers;
2)	motivating our employees to serve the needs our customers; and
3)	our long-term stockholder value.

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

In 2017, we established a leading position in family health genetic information services through the strategic acquisition of reproductive health testing capabilities. In January 2017, we acquired AltaVoice, formerly PatientCrossroads, a patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians. This acquisition was complemented by the acquisition in June 2017 of Ommdom, Inc. and its product, CancerGene Connect, an end-to-end platform for collecting and managing genetic family histories to deliver personalized genetic risk information. In August 2017, we acquired Good Start Genetics, Inc., or Good Start, a molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. In November 2017, we completed our acquisition of CombiMatrix Corporation, or CombiMatrix, a company specializing in prenatal diagnosis, miscarriage analysis and pediatric developmental disorders.

We have experienced rapid growth. For the years ended December 31, 2017, 2016 and 2015, our revenue was $68.2 million, $25.0 million and $8.4 million, respectively, and we incurred net losses of $123.4 million, $100.3 million and $89.8 million, respectively. For the six months ended June 30, 2018 and 2017, our revenue was $65.0 million and $24.7 million, respectively, and we incurred net losses of $67.8 million and $55.5 million, respectively. At June 30, 2018, our accumulated deficit was $455.1 million. To meet the demands of scaling our business, we increased our number of employees to 688 at June 30, 2018 from 395 on June 30, 2017. We grew our sales force to 109 at June 30, 2018 from 63 at June 30, 2017. We expect headcount will continue to increase in 2018 as we add to the team to support anticipated growth.

Sales of our tests have grown significantly. In 2017, 2016 and 2015, we generated approximately 145,000, 57,000 and 19,000 billable tests, respectively. In the six months ended June 30, 2018, we generated approximately 131,000 billable tests compared to approximately 53,000 billable tests in the same period in 2017. Approximately 29% of the billable tests we performed in the first six months of 2018 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

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

Success obtaining and maintaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. As of June 30, 2018, we have entered in to contracts for laboratory services with payers covering approximately 250 million lives, comprised of Medicare, most national health plans, and Medicaid in 30 states, including California (Medi-Cal), our home state.

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

Ability to lower the costs associated with performing our tests

Reducing the costs associated with performing our genetic tests is both a near-term focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials, porting some tests onto a next generation sequencing platform and negotiating favorable terms for our materials purchases. We also intend to continue to design and implement hardware and software tools that will reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test.

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

How we recognize revenue

From inception through December 31, 2017, we recognized revenue principally when cash was received. Effective January 1, 2018, we implemented Financial Accounting Standards Board Accounting Standards Codification, or ASC Topic 2014-09, Revenue from Contracts with Customers, or Topic 606, using the modified retrospective method. (See Note 3, “Revenue, accounts receivable and deferred revenue” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.) Under Topic

606, we generally recognize revenue on an accrual basis, which is when a customer obtains control of the promised goods or services, typically a test report. Accrual amounts recognized are based on estimates of the consideration that we expect to receive and such estimates will be adjusted and subsequently recorded until fully settled. Changes to such estimates may increase or decrease revenue recognized in future periods. Revenue from our tests may not be equal to billed amounts due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments, the existence of secondary payers and claims denials.

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

Cost of test revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and includes expenses for materials and supplies, personnel-related costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing our test are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions.

Operating expenses

Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.

Research and development

Research and development expenses represent costs incurred to develop our technology and future tests. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests and with our efforts to lower the cost of performing our test. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, deliver reports and automate our business processes. These costs consist of personnel-related costs, laboratory supplies and equipment expenses, consulting costs and allocated overhead including rent, information technology, equipment depreciation and utilities.

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase as we continue our efforts to develop additional tests, port some of our acquired tests to our production facility, reduce testing costs and work on scaling the business.

Selling and marketing

Selling and marketing expenses consist of personnel-related costs, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our selling expenses will be significantly higher in 2018 principally due to the expansion of our salesforce in 2017 and early 2018.

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

Other income (expense), net

Other income (expense), net, primarily consists of interest income, offset by losses on extinguishment of debt, adjustments to fair value of acquisition liabilities, and losses on disposal of assets.

Interest expense

Interest expense is attributable to debt financing and capital leases. See Note 9 “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

Effective January 1, 2018, we adopted ASC Topic 606. Under Topic 606 we generally recognize revenue on an accrual basis, that is when a customer obtains control of the promised goods or services which for us is delivery of a test report. Accrual amounts recognized under Topic 606 are based on an estimate of the consideration that we expect to receive, and such estimates will be adjusted and subsequently recorded until fully settled. The estimate of the consideration that we expect to receive will require significant judgement by management and any adjustments may be material.

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

For the six months ended June 30, 2018 and 2017, we recorded stock-based compensation expense of $10.5 million, and $9.6 million, respectively. At June 30, 2018, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $6.7 million, which we expect to recognize over a weighted-average period of 2.1 years. Unrecognized compensation expense related to RSUs at June 30, 2018 was $26.1 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.4 years.

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

Results of operations

Comparison of the three months ended June 30, 2018 and 2017 (in thousands except for percentage changes)

	Three Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Revenue:
Test revenue	$36,350	$13,592	$22,758	167%
Other revenue	956	744	212	28%
Total revenue	37,306	14,336	22,970	160%
Operating expenses:
Cost of test revenue	20,447	10,490	9,957	95%
Research and development	15,784	11,339	4,445	39%
Selling and marketing	18,707	12,520	6,187	49%
General and administrative	12,436	8,062	4,374	54%
Total operating expenses	67,374	42,411	24,963	59%
Loss from operations	(30,068)	(28,075)	(1,993)	7%
Other income (expense), net	188	151	37	25%
Interest expense	(1,791)	(1,067)	(724)	68%
Net loss before taxes	(31,671)	(28,991)	(2,680)	9%
Income tax benefit	—	(434)	434	(100)%
Net loss	$(31,671)	$(28,557)	$(3,114)	11%

Comparison of the six months ended June 30, 2018 and 2017 (in thousands except for percentage changes)

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Revenue:
Test revenue	$63,403	$23,287	$40,116	172%
Other revenue	1,574	1,387	187	13%
Total revenue	64,977	24,674	40,303	163%
Operating expenses:
Cost of test revenue	38,523	19,819	18,704	94%
Research and development	31,150	21,362	9,788	46%
Selling and marketing	37,631	24,092	13,539	56%
General and administrative	24,216	14,813	9,403	63%
Total operating expenses	131,520	80,086	51,434	64%
Loss from operations	(66,543)	(55,412)	(11,131)	20%
Other income (expense), net	1,835	(540)	2,375	(440)%
Interest expense	(3,083)	(1,389)	(1,694)	122%
Net loss before taxes	(67,791)	(57,341)	(10,450)	18%
Income tax benefit	—	(1,856)	1,856	(100)%
Net loss	$(67,791)	$(55,485)	$(12,306)	22%

Revenue

The increase in total revenue of $23.0 million for the three months ended June 30, 2018 compared to the same period in 2017 was due primarily to increased test volume for Invitae tests and the effect of revenues from Good Start Genetics, AltaVoice and CombiMatrix. Billable test volumes increased to approximately 73,000 in the three months ended June 30, 2018 compared to 29,000 in the same period of 2017. Revenues from Good Start Genetics and CombiMatrix contributed approximately $5.6 million to the total increase in test revenue. In addition, test revenue for the three months ended June 30, 2018 included a $2.3 million adjustment relating to performance obligations satisfied in prior periods. This adjustment reflected a change in accounting estimate relating to notification from Medicare of approval for payment of deletion/duplication analysis under Current Procedure Terminology (CPT) code 84133 in conjunction with CPT code 81432, for tests completed during the second half of 2017. Average revenue per test increased to $500 per test in the three months ended June 30, 2018 compared to $468 per test in the comparable prior period.

The increase in total revenue of $40.3 million for the six months ended June 30, 2018 compared to the same period in 2017 was due primarily to increased test volume for Invitae tests and the effect of revenues from Good Start Genetics, AltaVoice and CombiMatrix. Billable test volumes increased to approximately 131,000 in the six months ended June 30, 2018 compared to 53,000 in the same period of 2017. Revenues from Good Start Genetics and CombiMatrix contributed approximately $11.6 million to the total increase in test revenue. In addition, test revenue for the six months ended June 30, 2018 included a $2.3 million adjustment relating to performance obligations satisfied in prior periods. This adjustment resulted from a change in accounting estimate relating to a notification from Medicare allowing the Company to bill for certain tests completed during the latter half of 2017. Average revenue per test increased to $483 per test in the six months ended June 30, 2018 compared to $438 per test in the comparable prior period.

Cost of test revenue

The increase in the cost of test revenue of $10.0 million for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the three months ended June 30, 2018, the number of samples accessioned increased to approximately 73,000 from approximately 30,000 for the same period in 2017. Cost per sample accessioned was $279 in the three months ended June 30, 2018 compared to $344 for the same period in 2017. The lower cost per sample accessioned in the current period was primarily attributable to increased volume, which together with automation efficiencies, resulted in lower per-sample costs for laboratory materials, labor and equipment depreciation. In addition, per-sample shipping costs were lower in the three months ended June 30, 2018 compared to the same period in 2017.

The increase in the cost of test revenue of $18.7 million for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the six months ended June 30, 2018, the number of samples accessioned increased to approximately 138,000 from approximately 56,000 for the same period in 2017. Cost per sample accessioned was $280 in the six months ended June 30, 2018 compared to $350 for the same period in 2017. The lower cost per sample accessioned in the six months ended June 30, 2018 was primarily attributable to increased volume, which together with automation efficiencies resulted in lower per-sample costs for laboratory materials, labor and equipment depreciation. In addition, per-sample shipping costs were lower in the six months ended June 30, 2018 compared to the same period in 2017.

Research and development

The increase in research and development expense of $4.4 million for the three months ended June 30, 2018 compared to the same period in 2017 was due to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $5.7 million, principally reflecting increased headcount; laboratory expenses increased by $1.5 million; allocated technology and facilities-related expenses increased by $1.3 million; depreciation and amortization costs increased by $0.9 million, principally due to amortization of intangible assets associated with business acquisitions; and professional fees increased by $0.4 million.

These cost increases were partially offset by increased allocations of resources from research and development to cost of test revenue, resulting from increased test volumes, which reduced research and development expense by $5.6 million.

The increase in research and development expense of $9.8 million for the six months ended June 30, 2018 compared to the same period in 2017 was due to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $10.2 million, primarily reflecting increased headcount; laboratory expenses increased by $3.0 million; allocated technology and facilities-related expenses increased by $2.4 million; depreciation and amortization costs increased by $1.7 million, principally due to amortization of intangible assets associated with business acquisitions of $1.2 million; depreciation of newly acquired laboratory equipment increased by $0.4 million; professional fees increased by $1.2 million reflecting increased utilization of outside consultants; and information technology costs increased by $0.6 million due principally to spending on networking equipment and software licenses.

These cost increases were partially offset by increased allocations of resources from research and development to cost of test revenue, resulting from increased test volumes, which reduced research and development expense by $10.0 million.

Selling and marketing

The increase in selling and marketing expenses of $6.2 million for the three months ended June 30, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $3.5 million reflecting increased headcount; marketing costs, principally for branding initiatives, increased by $0.8 million; headcount related costs, principally for travel, increased by $0.7 million; depreciation and amortization costs increased by $0.5 million, principally due to amortization of intangible assets associated with business acquisitions; and allocated technology and facilities-related costs increased by $0.4 million. The increase in personnel-related costs included commissions of $0.9 million and severance costs of $0.3 million.

The increase in selling and marketing expenses of $13.5 million for the six months ended June 30, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $7.6 million reflecting increased headcount; marketing costs, principally for branding initiatives, increased by $1.9 million; headcount related costs, principally for travel, increased by $1.5 million; depreciation and amortization costs increased by $0.9 million, principally due to amortization of intangible assets associated with business acquisitions; and allocated technology and facilities-related expenses increased by $0.6 million. The increase in personnel-related costs included commissions of $1.8 million and severance costs of $0.3 million.

General and administrative

The increase in general and administrative expenses of $4.4 million for the three months ended June 30, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements; personnel-related costs increased by $2.5 million principally due to increased headcount, including an internal billings and collection team hired to replace third-party billings and collections contractors; occupancy costs increased by $1.3 million, due principally to costs related to facilities acquired through business acquisitions; professional fees increased by $0.8 million principally due to the utilization of outside consultants to augment existing staff; right of first refusal payments relating to the collaboration agreement with KEW, Inc. (see Note 8. “Investment in privately-held company,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report) increased by $0.7 million; and accounting and audit fees increased by $0.2 million. The increase in personnel-related costs included severance costs of $0.7 million.

These cost increases were partially offset by an increase of $1.5 million in allocations of technology and facilities-related expenses to other functional areas. In addition, third-party billings and collection costs decreased by $0.3 million.

The increase in general and administrative expenses of $9.4 million for the six months ended June 30, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $4.9 million principally due to increased headcount, including an internal billings and collection team hired to replace third-party billings and collections contractors; professional fees increased by $1.8 million principally due to the utilization of outside consultants to augment existing staff;. legal and accounting fees increased by $1.8 million due principally to higher accounting costs relating to the 2017 audit and acquisition-related matters; occupancy costs increased by $1.5 million, due principally to costs related to facilities acquired through business acquisitions; headcount related costs, principally travel and stock-based compensation, increased by $0.9 million; information technology costs increased by $0.8 million due to computer equipment and software purchases to support headcount growth; and remeasurements of liabilities associated with business combinations increased by $0.7 million. The increase in personnel-related costs included increases in severance and recruitment costs of $0.8 million and $0.4 million, respectively.

These cost increases were partially offset by an increase of $3.1 million in allocations of technology and facilities-related expenses to other functional areas.

Other income (expense), net

The increase in other income (expense), net of $2.4 million for the six months ended June 30, 2018 compared to the same period in 2017 was principally due to a gain on remeasurement of an acquisition-related liability from AltaVoice of $1.6 million in the six months ended June 2018 and to a loss on extinguishment of debt of $0.7 million recorded in the six months ended June 30, 2017.

Interest expense

Increases in interest expense of $0.7 million for the three months ended June 30, 2018 compared to the same period in 2017 and $1.7 million for the six months ended June 30, 2018 compared to the same period in 2017, were due principally to borrowings under a loan and security agreement entered into in March 2017 and amended in February 2018 and June 2018 (the Amended 2017 Loan Agreement). See Note 9, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report. Pursuant to the Amended 2017 Loan Agreement, we borrowed $40.0 million in March 2017 and an additional $20.0 million in March 2018.

Income tax benefit

The income tax benefit of $1.9 million recorded in the six months ended June 30, 2017 was due to changes in our deferred income tax asset valuation allowances resulting from our acquisitions of AltaVoice (in January 2017) and Ommdom (in June 2017) of $0.4 million and $1.5 million, respectively.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the six months ended June 30, 2018 and 2017, we had net losses of $67.8 million and $55.5 million, respectively, and we expect to incur additional losses in the near-term. At June 30, 2018, we had an accumulated deficit of $455.1 million. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $477.5 million from sales of our capital stock , including net proceeds of approximately $53.5 million from the sale of common stock in an underwritten public offering that closed in April 2018.

From inception through June 30, 2018, we have entered into various capital lease agreements for an aggregate financing amount of $14.9 million to obtain laboratory equipment. The terms of our capital leases are typically three years. Interest rates for currently outstanding capital leases range from 4.3% to 6.4% and the leases are secured by the underlying equipment.

In addition, in July 2015, we entered into a Loan and Security Agreement (the “2015 Loan Agreement”) with a bank pursuant to which term loans were available for purchases of equipment up to an aggregate of $15.0 million.

On March 15, 2017, we entered into a Loan and Security Agreement (the “2017 Loan Agreement”) with a lender pursuant to which we borrowed an initial term loan of $40.0 million and received net proceeds of approximately $39.7 million. In connection with entering into the 2017 Loan Agreement, we terminated the 2015 Loan Agreement and repaid in full the balance of our obligations under that agreement, approximately $12.1 million.

Pursuant to the 2017 Loan Agreement and subject to certain conditions, we were eligible to borrow a second term loan of $20.0 million in the first quarter of 2018 and did so on March 12, 2018, receiving net proceeds of $19.8 million.

In February 2018 and June 2018, we entered into amendments to the 2017 Loan Agreement (the “2018 Amendments”) pursuant to which we, subject to certain conditions, are eligible to borrow a third term loan of $20.0 million during the remainder of 2018. If the third term loan becomes available and is not fully drawn, a fee of 1% will be applied to the difference between $20.0 million and the amount drawn. The 2018 Amendments added a quarterly covenant to achieve certain accession volumes. Substantially all other terms of the 2017 Loan Agreement as amended by the 2018 Amendments (“the Amended 2017 Loan Agreement”) are consistent with the terms of the 2017 Loan Agreement.

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

Our obligations under the Amended 2017 Loan Agreement are subject to quarterly covenants to achieve certain revenue levels and accessioned test volumes as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. At June 30, 2018 we were in compliance with all covenants under the Amended 2017 Loan Agreement. Our obligations under the Amended 2017 Loan Agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property.

We estimate our capital expenditures for the full year 2018 will be $6.0 million. We may finance our capital expenditures through capital leases or other means.

At June 30, 2018 and December 31, 2017, we had $91.4 million and $76.0 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business, including through acquisitions. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near term. We believe our existing cash and cash equivalents as of June 30, 2018, revenue from sales of our tests and the third term loan available to us under the Amended 2017 Loan Agreement will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report.

We may need additional funding to finance operations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and will determine the timing, nature and size of future financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations or future acquisitions by selling equity or debt securities or borrowing money. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.

We have implemented the guidance in Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), and concluded that there are not conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the 12-month period following the filing date of this report.

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(58,667)	$(41,831)
Cash provided by (used in) investing activities	18,059	(25,387)
Cash provided by financing activities	77,024	28,366

Cash flows from operating activities

For the six months ended June 30, 2018, cash used in operating activities of $58.7 million principally resulted from our net loss of $67.8 million, partially offset by non-cash charges of $10.5 million for stock-based compensation, $6.9 million for depreciation and amortization, $0.7 million for non-cash remeasurements of liabilities associated with business combinations and $0.4 million for amortization of debt issuance costs. The net effect on cash of changes in net operating assets was a use of cash of $9.5 million.

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

Cash flows from investing activities

For the six months ended June 30, 2018, cash provided by investing activities of $18.1 million was due to proceeds from maturities and sales of marketable securities of $22.0 million offset by cash used for purchases of property and equipment of $2.7 million, and purchases of convertible notes totaling $0.9 million.

For the six months ended June 30, 2017, cash used in investing activities of $25.4 million was primarily due to purchases of marketable securities exceeding maturities of marketable securities by $22.0 million. This was due to the application of net proceeds received from the term loan under the 2017 Loan Agreement to purchase marketable securities. In addition, cash used for purchases of property and equipment was $3.1 million.

Cash flows from financing activities

For the six months ended June 30, 2018, cash provided by financing activities of $77.0 million consisted of net proceeds from the underwritten public offering of common stock of $53.5 million, net proceeds of $19.8 million from the second term loan under the Amended 2017 Loan Agreement and cash received from issuances of common stock totaling $4.9 million, including cash received from employee stock purchases of $1.6 million and $3.1 million from exercises of warrants issued pursuant to the acquisition of CombiMatrix. (See Note 4, “Business combinations”, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.) These cash inflows were partially offset by capital lease obligations payments of $1.2 million.

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

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of June 30, 2018 (in thousands):

Contractual obligations:	Remainder of 2018	2019 and 2020	2021 and 2022	2023 and beyond	Total
Operating leases	$4,821	$19,145	$19,404	$29,846	$73,216
Capital leases	1,049	3,481	21	—	4,551
Term loans	2,968	43,455	30,405	—	76,828
Investment in privately held company	1,350	—	—	—	1,350
Total	$10,188	$66,081	$49,830	$29,846	$155,945

In September 2015, we entered into a lease agreement for our production facility and headquarters in San Francisco, California, in which we commenced operations in January 2017. This lease expires in October 2026. Leases for other facilities in California, in Cambridge, Massachusetts and in Dallas, Texas expire at various dates from November 2018 through December 2022.

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

In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At June 30, 2018, total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $9.4 million.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations of $60.0 million at June 30, 2018, which resulted from term loans pursuant to the Amended 2017 Loan Agreement. These loans are subject to a floating interest rate. We had capital lease obligations of $4.2 million as of June 30, 2018, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. Our cash, cash equivalents, marketable securities and restricted cash totaled $91.4 million at June 30, 2018, and consisted of bank deposits, money market funds, U.S. treasury notes and U.S. government agency securities. In addition, at June 30, 2018 we held convertible notes issued by a privately held company totaling $0.9 million. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At June 30, 2018, a hypothetical 1% (100 basis points) increase in interest rates would have resulted in a decline in the fair value of our cash equivalents and portfolio of marketable securities of approximately $140,000. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss), and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

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

We have incurred substantial losses since our inception. For the six months ended June 30, 2018, our net loss was $67.8 million. For the years ended December 31, 2017, 2016 and 2015, our net losses were $123.4 million, $100.3 million and $89.8 million, respectively. At June 30, 2018, our accumulated deficit was $455.1 million. While our revenue has increased over time, we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may increase our operating expenses. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

In 2017, we established a leading position in family health genetic information services through the strategic acquisition of reproductive health testing capabilities. In January 2017, we acquired AltaVoice, formerly PatientCrossroads, a patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians. This acquisition was complemented by the acquisition in June 2017 of Ommdom, Inc. and its product, CancerGene Connect, an end-to-end platform for collecting and managing genetic family histories to deliver personalized genetic risk information. In August 2017, we acquired Good Start Genetics, Inc., or Good Start, a molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. In November 2017, we completed our acquisition of CombiMatrix Corporation, or CombiMatrix, a company specializing in prenatal diagnosis, miscarriage analysis and pediatric developmental disorders.

With respect to AltaVoice, Ommdom, Good Start, CombiMatrix and any acquisitions we may make in the future, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, the loss of customers, payers, partners or suppliers following the completion of any acquisitions by us could harm our business. For example, we experienced a reduction in Good Start’s sales as a result of the termination of a contract by a third-party laboratory that had performed expanded carrier screening for Good Start. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. For example, we diverted resources from other projects in order to develop an expanded carrier screening test as a result of the termination of the third-party laboratory contract with Good Start. We may also need to divert cash from other uses in order to fund these integration activities. Ultimately, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.

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

Our ability to increase the number of billable tests and our revenue will depend on our success achieving reimbursement for our tests from third-party payers. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary, cost-effective and has received prior authorization.

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

In cases where we have established reimbursement rates with third-party payers, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payer to payer, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage if we do not adequately comply with these requirements. Our third-party payers may also, from time to time, request audits of the amounts paid to us. We are currently subject to several such audits. We could be adversely affected if we are required to repay these or other payers for alleged overpayments due to lack of compliance with their reimbursement policies. In addition, we have experienced, and may continue to experience, delays in reimbursement when we transition to being an in-network provider with a payer.

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

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe our existing cash and cash equivalents as of June 30, 2018, revenue from sales of our tests and the term loan available to us pursuant to the Amended 2017 Loan Agreement will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the 12-month period following the filing date of this report. We may need additional funding to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our Amended 2017 Loan Agreement are subject to covenants, including quarterly covenants to achieve certain volume and revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.

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

With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•

dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, Inc., a subsidiary of Konica Minolta Inc., Athena Diagnostics, a subsidiary of Quest Diagnostics Incorporated, Baylor Genetics, Blueprint Genetics, Inc., Centogene AC, Color Genomics, Inc., Cooper Surgical, Counsyl, Inc., a subsidiary of Myriad Genetics, Inc. (Myriad), Eurofins Scientific, GeneDx, a subsidiary of OPKO Health, Inc., MNG Laboratories, LLC, Myriad, Natera, Inc., Perkin Elmer, Inc., PreventionGenetics, LLC, Progenity, Inc. and Sena4 Genomics;

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take what we believe to be reasonable and appropriate measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, altered, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, such as but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Heath Act, or HITECH, state data security and data breach notification laws, and related regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, our Invitae Family History Tool, PIN and CancerGene Connect platform are currently accessible through our online portal and/or through our mobile applications, and there is no guarantee we can protect our online portal or our mobile applications from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.

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

There has been unprecedented activity in the development of data protection regulation around the world. As a result, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. For example, the European Union’s forthcoming General Data Protection Regulation, or GDPR, took effect in May 2018. While the text of the GDPR has been published, the European authorities have only begun to issue guidance and interpretations of the text, leaving companies in and outside of Europe to interpret the majority of the GDPR on their own. With this new EU law and many others all over the world, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.

We rely on highly skilled personnel in a broad array of disciplines and, if we are unable to hire, retain or motivate these individuals, or maintain our corporate culture, we may not be able to maintain the quality of our services or grow effectively.

Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including scientists, biostatisticians, technicians and software developers. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future, including scientists, biostatisticians, technicians and software developers, due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business, support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.

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

We may not be able to market or sell our current tests and any future tests we may develop effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests in the United States through our internal sales force and outside the United States with the assistance of distributors. Historically, our sales efforts have been focused primarily on hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. We significantly increased the size of our sales force in 2017 and early 2018, especially late in 2017 with the integration of the sales forces from our acquired companies and the hiring of new sales personnel. Our future sales will also depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We have limited experience implementing these types of alternative marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.

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

We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Ilumina, Inc., Integrated DNA Technologies Incorporated, Qiagen N.V., Roche Holdings Ltd. and Twist Bioscience Corporation for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We do not have any short or long-term agreements with most of our suppliers, and our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations as well as our ability to conduct our tests, and it could take a substantial amount of time to integrate replacement equipment into our laboratory operations.

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

We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our bioinformatics analytical software systems, our database of information relating to genetic variations and their role in disease process and drug metabolism, our clinical report optimization systems, our customer-facing web-based software, our customer reporting, our Invitae Family History Tool, PIN, and CancerGene Connect platform. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance and other infrastructure operations. In addition, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities, including financial reporting.

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

On December 22, 2017, President Trump signed The Tax Cuts and Jobs Act ,the Tax Act, into law. The Tax Act contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time taxation of offshore earnings at reduced rates, elimination of U.S. tax on foreign earnings (subject to certain exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. As a result of the lower corporate tax rate enacted as part of the Tax Act, we recorded a provisional estimate to reduce deferred tax assets by $48.8 million. The reduction in deferred tax assets was offset by a corresponding reduction in our valuation allowance resulting in no net impact to tax expense. We have determined that the adjustment to the deferred tax assets and valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a reasonable estimate at December 31, 2017. Any subsequent adjustment to these amounts will be adjusted accordingly in the quarter of 2018 when the analysis is complete. Any such adjustment could adversely affect our tax positions, tax rate or results of operations.

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

In November 2017, CMS posted a “final” file that summarized the 2018 CLFS payment rates calculated under the PAMA final rule. This file indicates that the median of private payer rates reported to Medicare for the code used to report our multi-gene test for hereditary breast cancer-related disorders was $136.47. The PAMA final rule caps the annual reduction in the calendar year 2018, 2019 and 2020 CLFS payment rates for any test to 10% of the previous year’s rates, so the proposed CLFS payment rate for this test will be substantially higher than the median for at least the next three years (i.e., $838.33 in 2018, $754.50 in 2019, and $679.05 in 2020). The PAMA final rule also caps the annual percentage reduction in 2021, 2022 and 2023 rates to 15% of the previous year’s rate, further phasing-in any reduction required calculated using data reported during 2020. Nevertheless, we expect to experience 10% decreases in these Medicare reimbursement rates per test per year for at least the next three years.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow and we may require additional personnel and resources to do so.

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

At June 30, 2018, our total gross deferred tax assets were $106.2 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards.

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

10.1

Second Amendment to Loan and Security Agreement entered into as of June 29, 2018 between Oxford Finance LLC and Invitae Corporation together with its subsidiaries PatientCrossroads, Inc., Good Start Genetics, Inc., Ommdom Inc., Combimatrix Corporation and Combimatrix Molecular Diagnostics, Inc. (incorporated by reference to Exhibit 10.3 to Invitae Corporation’s Current Report on Form 8-K filed on June 29, 2018).

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

Date: August 9, 2018