Form 10-Q
period 2018-09-30
Invitae Corp
filed 2018-11-07
CIK 1501134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b 2 of the Exchange Act.

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 2, 2018 was 74,617,232.

PART I — Financial Information

ITEM 1. Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$101,419	$12,053
Marketable securities	27,760	52,607
Accounts receivable	25,488	10,422
Prepaid expenses and other current assets	12,659	11,599
Total current assets	167,326	86,681
Property and equipment, net	29,287	30,341
Restricted cash	5,006	5,406
Marketable securities, non-current	367	5,983
Intangible assets, net	31,725	35,516
Goodwill	47,233	46,575
Other assets	3,456	576
Total assets	$284,400	$211,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,044	$8,606
Accrued liabilities	24,821	22,742
Capital lease obligation, current portion	1,857	2,039
Debt, current portion	8,135	—
Total current liabilities	42,857	33,387
Capital lease obligation, net of current portion	1,923	3,373
Debt, net of current portion	50,354	39,084
Other long-term liabilities	9,871	13,440
Total liabilities	105,005	89,284
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	7	5
Accumulated other comprehensive loss	(46)	(171)
Additional paid-in capital	666,305	520,558
Accumulated deficit	(486,871)	(398,598)
Total stockholders’ equity	179,395	121,794
Total liabilities and stockholders’ equity	$284,400	$211,078

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Test revenue	$36,611	$17,310	$100,014	$40,597
Other revenue	755	838	2,329	2,225
Total revenue	37,366	18,148	102,343	42,822
Costs and operating expenses:
Cost of test revenue	20,441	13,274	58,964	33,093
Research and development	15,776	11,502	46,926	32,864
Selling and marketing	17,591	13,246	55,222	37,338
General and administrative	13,668	11,102	37,884	25,915
Total costs and operating expenses	67,476	49,124	198,996	129,210
Loss from operations	(30,110)	(30,976)	(96,653)	(86,388)
Other income (expense), net	231	(56)	2,066	(596)
Interest expense	(1,844)	(1,128)	(4,927)	(2,517)
Net loss before taxes	(31,723)	(32,160)	(99,514)	(89,501)
Income tax benefit	—	(4,758)	—	(6,614)
Net loss	$(31,723)	$(27,402)	$(99,514)	$(82,887)
Net loss per share, basic and diluted	$(0.45)	$(0.57)	$(1.56)	$(1.86)
Shares used in computing net loss per share, basic and diluted	70,152,804	48,221,896	63,935,336	44,639,416

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(31,723)	$(27,402)	$(99,514)	$(82,887)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	63	(19)	125	(57)
Comprehensive loss	$(31,660)	$(27,421)	$(99,389)	$(82,944)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(99,514)	$(82,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,268	5,876
Stock-based compensation	15,711	14,387
Amortization of debt issuance costs	681	326
Amortization of premium on marketable securities	9	108
Impairment losses	1,883	—
Loss on disposal of assets	—	268
Loss on sales of available-for-sale securities	24	—
Remeasurements of liabilities associated with business combinations	593	556
Benefit from income taxes	—	(6,614)
Changes in operating assets and liabilities net of effects of business combination:
Accounts receivable	(4,483)	(1,801)
Prepaid expenses and other current assets	(1,060)	1,761
Other assets	(555)	(45)
Accounts payable	(1,226)	1,278
Accrued expenses and other liabilities	922	61
Net cash used in operating activities	(76,747)	(66,726)

Cash flows from investing activities:
Purchases of marketable securities	(1,575)	(94,563)
Proceeds from sales of marketable securities	19,965	—
Proceeds from maturities of marketable securities	10,957	52,918
Acquisition of businesses, acquired cash	—	1,489
Purchases of property and equipment	(4,258)	(4,115)
Other	(500)	—
Net cash provided by (used in) in investing activities	24,589	(44,271)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	112,480	—
Proceeds from issuance of common stock	10,732	71,687
Proceeds from loan and security agreement	19,544	39,661
Loan payments	—	(30,457)
Capital lease principal payments	(1,632)	(2,153)
Net cash provided by financing activities	141,124	78,738

Net increase (decrease) in cash, cash equivalents and restricted cash	88,966	(32,259)
Cash, cash equivalents and restricted cash at beginning of period	17,459	71,522
Cash, cash equivalents and restricted cash at end of period	$106,425	$39,263

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$4,849
Purchases of property and equipment in accounts payable and accrued liabilities	$1,607	$2,022
Amounts related to co-development agreement recognized in other assets	$2,750	$—
Amounts related to co-development agreement recognized in accrued liabilities	$2,500	$—
Warrants issued pursuant to loan and security agreement	$383	$740
Common stock issued for acquisition of businesses	$6,443	$22,876
Consideration payable for acquisition of businesses	$—	$12,436

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

2. Summary of significant accounting policies

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition (See Note 3, “Revenue, accounts receivable and deferred revenue” for further information); the acquisition-date fair value of intangible assets; the fair value of contingent consideration associated with acquisitions; the recoverability of long-lived assets; impairment of goodwill and intangible assets; stock-based compensation expense; the fair value of its convertible notes; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Concentrations of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.

The Company’s 10% or greater customers and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Medicare	24.6%	*	19.7%	*
United Healthcare	10.0%	13.7%	*	*
* Less than 10% of total revenue

The Company’s significant customers and their related accounts receivable balance as percentage of total accounts receivable were as follows:

	September 30, 2018	December 31, 2017
Medicare	10.5%	13.1%

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

Variable interest entity

The Company has a variable interest in a variable interest entity (“VIE”) through an investment in convertible notes issued by the VIE. The convertible notes do not provide the Company with voting rights in the VIE or with power to direct the activities of the VIE which most significantly affect its economic performance. The Company is not the VIE’s primary beneficiary and does not consolidate the VIE. The Company will continue to assess its investment and future commitments to the VIE. To the extent its relationship with the VIE changes, the Company may be required to consolidate the VIE in future periods.

See Note 7, “Fair value measurements” and Note 8, “Investment in privately held company” for additional disclosures related to the convertible notes, which are recorded as available-for-sale securities.

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

Recent accounting pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB") for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the effect that adoption of this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the effect that adoption of this ASU will have on its consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) which requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for the Company beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the effect that adoption of this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as “Topic 842”). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date and also requires expanded disclosures about leasing arrangements. Topic 842 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Entities may initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company is evaluating the effect that Topic 842 and related standards will have on its consolidated financial statements, related disclosures and ongoing financial reporting, but expects implementation of Topic 842 to result in the recognition of material right of use assets and corresponding lease liabilities in its consolidated balance sheets, principally relating to facilities leases. The Company plans to implement Topic 842 and related standards on January 1, 2019.

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

Prior period reclassifications

Statement of cash flow amounts in prior periods have been reclassified to conform with current period presentation, which separates amortization of debt issuance costs from depreciation and amortization. Amortization of debt issuance costs in the nine months ended September 30, 2017 was $0.3 million.

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

The adoption of Topic 606 resulted in a cumulative-effect adjustment to accounts receivable and accumulated deficit of $11.2 million as of January 1, 2018 primarily related to the recognition of uncollected diagnostic test variable consideration as of the date of adoption. Test revenue without adoption of Topic 606 for the three and nine months ended September 30, 2018 includes cash collections related to accounts receivable recorded as of January 1, 2018 in connection with the Topic 606 cumulative-effect adjustment.

The effect of the adoption of Topic 606 on financial statement line items in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018, and the Company’s condensed consolidated balance sheet as of September 30, 2018 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Test revenue	$36,611	$35,120	$1,491
Net loss	$(31,723)	$(33,214)	$1,491
Net loss per share, basic and diluted	$(0.45)	$(0.47)	$0.02

	Nine Months Ended September 30, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Test revenue	$100,014	$98,631	$1,383
Net loss	$(99,514)	$(100,897)	$1,383
Net loss per share, basic and diluted	$(1.56)	$(1.58)	$0.02

	As of September 30, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Accounts receivable, net	$25,488	$12,198	$13,290
Accumulated deficit	$(486,871)	$(499,494)	$12,623
Stockholders' equity	$179,395	$166,772	$12,623

Disaggregation of revenue

Test revenue is generated from sales of diagnostic tests to three groups of customers: institutions, such as hospitals and clinics, patients who pay directly, and patients’ insurance carriers. Amounts billed and collected, and the timing of collections, vary based on whether the payer is an institution, an insurance carrier or a patient. Accordingly, for purposes of complying with the disclosure requirements of Topic 606, test revenue is disaggregated between these three payer groups. Further, other revenue, consisting principally of revenue recognized under collaboration and genome network agreements, is disaggregated from diagnostic test revenue.

The following table includes the Company’s revenues as disaggregated by payer category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Test revenue:
Institutions	$8,958	$5,242	$24,761	$10,461
Patient - direct	3,280	1,762	9,705	3,368
Patient - insurance	24,373	10,306	65,548	26,768
Total test revenue	36,611	17,310	100,014	40,597
Other revenue	755	838	2,329	2,225
Total revenue	$37,366	$18,148	$102,343	$42,822

(1) As noted above, prior period amounts are presented as originally reported based upon the accounting standards in effect for those periods.

Included in revenue in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018 was $0.3 million that was included in deferred revenue at January 1, 2018.

The Company recognizes revenue related to billings based on estimates of the amount that will ultimately be realized. The estimate of the transaction price of test revenue is based on many factors such as length of payer relationship, historical payment patterns, changes in contract provisions and insurance reimbursement policies. Cash collections for certain diagnostic tests delivered may differ from rates originally estimated. As a result of new information, the Company updated its estimate of the amounts to be recognized for previously delivered tests which resulted in an additional $1.5 million and $3.8 million of test revenue for the three and nine months ended September 30, 2018, respectively. These changes in estimates decreased the Company’s loss from operations by $1.5 million and $3.8 million and decreased basic and diluted net loss per share by approximately $0.02 and $0.06 for the three and nine months ended September 30, 2018, respectively.

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

4. Business combinations

AltaVoice

On January 6, 2017, the Company acquired AltaVoice (formerly Patient Crossroads, Inc.), a privately owned patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians. The acquisition, complemented by several other strategic partnerships, expands the Company's genome network, designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. Pursuant to the terms of the Stock Purchase Agreement entered into on January 6, 2017, the Company acquired all of the outstanding shares of AltaVoice for total purchase consideration of $12.4 million, payable in the Company’s common stock, as follows:

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

For the second payment, the acquisition-date fair value was $4.7 million, and the Company recorded accretion gains (losses) of $0.0 million and $(0.1) million in other income (expense), net, for the three months ended September 30, 2018 and 2017, respectively and $1.6 million and $(0.2) million for the nine months ended September 30, 2018 and 2017, respectively. The accretion gains in 2018 resulted from an adjustment to the value of the second payment as of March 31, 2018, and principally reflected the difference between the value of the common shares deliverable, based upon the closing price of the Company’s stock on March 29, 2018, and the value per share used to calculate the number of common shares deliverable. The accretion losses in 2017 resulted from adjustments to the discounted value of the second payment, reflecting the passage of time.

For the third payment, whose contingent acquisition-date fair value was $2.2 million, the Company recorded remeasurement losses of $0.1 million and $0.1 million in operating expense for the three months ended September 30, 2018 and 2017, respectively and $1.0 million and $0.4 million in operating expense for the nine months ended September 30, 2018 and 2017, respectively. The remeasurement losses in 2018 reflect updated estimations of fair value of the third payment, based upon achieving a revenue target during 2017 and 2018, as the milestone based on a certain threshold of revenue to be achieved during 2017 was not met. The principal inputs affecting those estimations have been updates to the Company’s revenue forecasts and the passage of time.

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
	$4,245

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of AltaVoice resulted in $9.4 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by combining capabilities, technology and data to accelerate the use of genetic information for the diagnosis and treatment of hereditary diseases. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. Concurrent with the acquisition, the Company recorded additional goodwill of $1.4 million relating to the tax consequence of recognizing the fair value of the acquisition-related intangibles, with an equal offset to deferred tax liability. The Company has finalized its assessment of fair value of the assets and liabilities assumed at the acquisition date.

Ommdom

On June 11, 2017, the Company acquired Ommdom, Inc. (“Ommdom”), a privately held company that develops, commercializes and sells hereditary risk assessment and management software, including CancerGene Connect, a cancer genetic counseling platform. The acquisition expands Invitae’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. CancerGene Connect is a platform for collecting and managing genetic family histories. The platform uses a cloud-based, mobile friendly patient interface to gather family history information from patients prior to a clinician appointment. Then, analysis tools analyze patients’ predisposition to disease and provide actionable analysis to inform therapeutic decisions, such as genetic testing or treatment approaches. In addition, the platform provides clinicians with the ability to look beyond the individual to understand trends across all of their patients.

Pursuant to the terms of a Stock Exchange Agreement, the Company acquired all of the outstanding shares of Ommdom for consideration of $6.1 million, payable entirely in the Company’s common stock. There was no cash consideration nor any contingent payments associated with the acquisition, other than a hold-back amount of $0.6 million. Per the terms of the agreement, the Company was obligated to issue shares of its common stock as follows:

(a)	payment of $5.5 million through the issuance of 600,108 shares of the Company’s common stock on the acquisition date; and
(b)

payment of $0.6 million through the issuance of 66,582 shares of the Company’s common stock, representing a hold-back amount, and payable on the twelve-month anniversary of the acquisition date. This payment was made on June 11, 2018.

The first payment of $5.5 million was classified as equity. The second payment of $0.6 million was recorded as a stock payable liability on the acquisition date and was reclassified to equity upon the issuance of 66,582 shares of the Company’s common stock on June 11, 2018.

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
	$2,495

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Ommdom resulted in the recognition of $4.0 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by expanding the Company’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. Concurrent with the acquisition, the Company recorded additional goodwill of $0.4 million relating to the tax consequence of recognizing the fair value of the acquisition-related intangibles, with an equal offset to deferred tax liability. The Company has finalized its assessment of fair value of the assets and liabilities assumed at acquisition date.

Good Start Genetics

On August 4, 2017, the Company acquired 100% of the fully diluted equity of Good Start, a privately held molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. The acquisition of Good Start is intended to further Invitae’s plan to create a comprehensive genetic information platform providing high-quality, affordable genetic information coupled with world-class clinical expertise to inform healthcare decisions throughout every stage of an individual’s life. The purchase consideration for the Good Start acquisition consisted of the assumption of the net liabilities of Good Start of $24.4 million at the acquisition date.

Immediately subsequent to the acquisition of Good Start, the Company paid $18.4 million in cash to settle outstanding notes payable, accrued interest and related costs. In addition, and immediately subsequent to the acquisition, the Company settled outstanding convertible promissory notes payable through:

(a)	payment of $11.9 million through the issuance of 1,148,283 shares of the Company’s common stock; and
(b)

payment of $3.6 million through the issuance of 343,986 shares of the Company’s common stock, representing a hold-back amount payable on the one-year anniversary of the acquisition date. In September 2018, the Company issued 250,044 shares in partial payment of the hold-back amount payable. The remainder of the hold-back amount payable, approximately $1.5 million, will be settled upon resolution of outstanding claims from Good Start customers.

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

At acquisition date, the Company also recorded $4.8 million as a provisional amount for a deferred tax liability because certain information and analysis related to Good Start’s historical net operating losses that could have affected the Company’s initial valuation was still being obtained or reviewed at that time. This provisional amount for the deferred tax liability was subsequently reversed during the fourth quarter of 2017 based on the results of further analysis of Good Start’s historical net operating losses.

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and restricted cash	$1,381
Accounts receivable	2,246
Prepaid expense and other assets	1,579
Property and equipment	1,320
Trade name	460
Developed technology	5,896
Customer relationships	7,830
Total identifiable assets acquired	20,712
Accounts payable	(5,418)
Accrued expenses	(6,802)
Notes payable	(17,904)
Convertible promissory notes payable	(15,430)
Other liabilities	(222)
Total liabilities assumed	(45,776)
Net identifiable assets acquired	(25,064)
Goodwill	25,064
Net assets acquired	$—

In March 2018, June 2018, and September 2018 the Company recorded adjustments to its accounting for the amount recorded as accounts receivable at acquisition. Accordingly, the fair value of accounts receivable was decreased by $0.4 million on March 31, 2018, $0.3 million on June 30, 2018, and $0.1 million on September 30, 2018, with corresponding increases to goodwill.

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
	$14,186

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Good Start resulted in the recognition of $25.1 million of goodwill. The Company believes this goodwill consists principally of expected synergies to be realized by expanding the Company’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. The Company has finalized its assessment of fair value of the assets and liabilities assumed at the acquisition date.

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
(c)	payment of $0.1 million through the issuance of 3,323 shares of the Company’s common stock to holders of outstanding and unexercised in-the-money CombiMatrix stock options; and
(d)	payment of $0.1 million through the issuance of 3,144 shares of the Company’s common stock to holders of CombiMatrix Series F preferred stock.

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

5. Goodwill and intangible assets

Goodwill

Details of the Company’s goodwill for the nine months ended September 30, 2018 are as follows (in thousands):

	AltaVoice	Ommdom	Good Start	CombiMatrix	Total
Balance as of December 31, 2017	$9,432	$4,045	$24,406	$8,692	$46,575
Goodwill adjustment	—	—	658		658
Balance as of September 30, 2018	$9,432	$4,045	$25,064	$8,692	$47,233

Intangible Assets

The following table presents details of the Company’s finite-lived intangible assets as of September 30, 2018 (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in Years)	Weighted Average Estimated Remaining Useful Life (in Years)
Customer relationships	$23,763	$(2,262)	$21,501	10.0	8.9
Developed technology	11,963	(2,847)	9,116	4.8	3.7
Non-compete agreement	286	(100)	186	5.0	3.3
Trade name	576	(273)	303	2.7	1.6
Patent licensing agreement	496	(29)	467	15.0	14.2
Favorable leases	247	(95)	152	2.0	1.3
	$37,331	$(5,606)	$31,725	8.2	7.1

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on an accelerated basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $1.3 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $3.8 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively. Intangible assets are carried at cost less accumulated amortization. Amortization expense is recorded to research and development, sales and marketing and general and administrative expense.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2018 (in thousands):

Amount
2018	$1,262
2019	5,250
2020	5,525
2021	5,829
2022	4,123
Thereafter	9,736
Total estimated future amortization expense	$31,725

6. Balance sheet components

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Leasehold improvements	$12,984	$12,623
Laboratory equipment	22,870	17,705
Equipment under capital lease	6,956	11,446
Computer equipment	4,251	4,023
Software	2,580	2,520
Furniture and fixtures	659	569
Automobiles	20	20
Construction-in-progress	3,012	965
Total property and equipment, gross	53,332	49,871
Accumulated depreciation and amortization	(24,045)	(19,530)
Total property and equipment, net	$29,287	$30,341

Depreciation expense was $2.1 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively, and $6.5 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation and related expenses	$6,498	$7,406
Liabilities associated with business combinations	6,229	9,497
Liability associated with co-development agreement	2,500	—
Deferred revenue	869	307
Other	8,725	5,532
Total accrued liabilities	$24,821	$22,742

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Lease incentive obligation, non-current	$3,465	$3,831
Deferred rent, non-current	5,441	5,153
Liabilities associated with business combination	—	3,779
Other non-current liabilities	965	677
Total other long-term liabilities	$9,871	$13,440

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$91,840	$—	$—	$91,840	$91,840	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
U.S. treasury notes	2,001	—	(3)	1,998	1,998	—	—
U.S. government agency securities	25,506	—	(43)	25,463	—	25,463	—
Convertible note	367	—	—	367	—	—	367
Total financial assets	$120,014	$—	$(46)	$119,968	$93,838	$25,763	$367

Financial liabilities:
Contingent consideration				$4,767	$—	$—	$4,767
Total financial liabilities				$4,767	$—	$—	$4,767

						September 30, 2018
Reported as:
Cash equivalents						$	86,835
Restricted cash							5,006
Marketable securities							28,127
Total cash equivalents, restricted cash, and marketable securities							$119,968

Accrued liabilities							$4,767

	December 31, 2017
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$5,998	$—	$—	$5,998	$5,998	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
U.S. treasury notes	12,010	—	(19)	11,991	11,991	—	—
U.S. government agency securities	46,451	—	(152)	46,299	—	46,299	—
Total financial assets	$64,759	$—	$(171)	$64,588	$17,989	$46,599	$—

Financial liabilities:
Contingent consideration				$3,779	$—	$—	$3,779
Total financial liabilities				$3,779	$—	$—	$3,779

						December 31, 2017
Reported as:
Cash equivalents						$	592
Restricted cash							5,406
Marketable securities							58,590
Total cash equivalents, restricted cash, and marketable securities							$64,588

Accrued liabilities							$3,779

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at September 30, 2018 was $27.5 million. None of the available-for-sale securities held as of September 30, 2018 has been in a continuous unrealized loss position for more than one year. At September 30, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not identified any other-than-temporary declines in market value and thus has not recorded any impairment charges on its financial assets other than on its convertible notes which are described in Note 8, “Investment in privately held company.”

At September 30, 2018, the remaining contractual maturities of available-for-sale securities ranged from zero to five months.

The following tables present the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Level 3
Contingent Consideration Liability
Balance as of December 31, 2017	$3,779
Change in estimate of fair value	988
Balance as of September 30, 2018	$4,767

Level 3
Convertible Note
Balance as of December 31, 2017	$—
Convertible note	367
Balance as of September 30, 2018	$367

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

As of September 30, 2018, the Company had a contingent obligation up to $5.0 million payable in the Company’s common stock to the former owners of AltaVoice in conjunction with the Company’s acquisition of AltaVoice in January 2017. The amount of the contingent obligation is dependent upon future revenues attributable to AltaVoice. If revenue attributable to AltaVoice for the combined period of 2017 and 2018 is at least $10 million, the Company will make a payment of up to $5.0 million in the Company’s common stock on March 31, 2019. The Company estimated the fair value of the contingent obligation at $2.2 million at the acquisition date of January 6, 2017, based on a Monte Carlo simulation, as well as estimates of the 30-day trailing price of its stock at certain dates, its volatility assumptions and its revenue forecasts, all of which were significant inputs in the Level 3 measurement not supported by market activity. The value of the contingent obligation is remeasured to fair value at each reporting date. Changes to revenue forecasts can significantly affect the estimated fair value of the contingent obligation. Changes in estimated fair value are recorded quarterly as general and administrative expense until the contingent obligation is paid or expires. The total of changes in the fair value of the contingent obligation between the acquisition date and September 30, 2018 was an increase of $2.6 million.

The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding debt at September 30, 2018 and December 31, 2017, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$58,489	$60,805	$39,084	$40,526

8. Investment in privately held company

On March 15, 2018, the Company entered into a collaboration agreement with KEW, Inc. (“KEW”), a privately held comprehensive genomic profiling company. The Company determined it has a variable interest in a VIE through its investment in a convertible note issued by KEW.

During the three and nine months ended September 30, 2018, the Company incurred losses relating to this collaboration agreement with KEW of $1.9 million which were recognized in general and administrative expenses in the Company’s consolidated statements of operations. As of September 30, 2018, the Company must continue to purchase incremental $0.2 million convertible notes each month for three months and make monthly payments of $0.2 million for the right of first refusal for three months.

9. Commitments and contingencies

Operating leases

In September 2015, the Company entered into a lease agreement for a headquarters and production facility in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s condensed consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company received a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company made to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s condensed consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. Aggregate future minimum lease payments for the San Francisco facility at September 30, 2018 were approximately $59.4 million.

Future minimum payments under non-cancelable operating leases as of September 30, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$2,422
2019	9,690
2020	9,570
2021	9,787
2022	9,712
Thereafter	29,845
Total minimum lease payments	$71,026

Rent expense was $2.4 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively and $7.1 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Debt financing

In July 2015, the Company entered into a Loan and Security Agreement (the “2015 Loan Agreement”) with a bank under which term loans were available for purchases of equipment up to an aggregate of $15.0 million.

On March 15, 2017, the Company entered into a Loan and Security Agreement (the “2017 Loan Agreement”) with a lender pursuant to which the Company borrowed an initial term loan of $40.0 million, and received net proceeds of approximately $39.7 million. In connection with entering into the 2017 Loan Agreement, the Company terminated the 2015 Loan Agreement and repaid in full the balance of its obligations under that agreement, approximately $12.1 million. The payment to the lender under the 2015 Loan Agreement included a prepayment premium of $0.7 million, which was classified as extinguishment of debt and included in other income (expense), net.

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

Term loans under the Amended 2017 Loan Agreement bear interest at a floating rate equal to an index rate plus 7.73%, where the index rate is the greater of 0.77% or the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) as reported in The Wall Street Journal, with the floating rate resetting monthly subject to a floor of 8.5%. The Company can make monthly interest-only payments until May 1, 2019 (or, subject to certain conditions, May 1, 2020), and thereafter monthly payments of principal and interest are required to fully amortize the borrowed amount by a final maturity date of March 1, 2022. A fee of 5% of each funded draw is due at the earlier of prepayment or loan maturity, a facility fee of 0.5% is due upon funding for each draw, and a prepayment fee of between 1% and 3% of the outstanding balance will apply in the event of a prepayment. Concurrent with each term loan, the Company will grant to the lender a warrant to acquire shares of the Company’s common stock equal to the quotient of 3% of the funded amount divided by a per share exercise price equal to the lower of the average closing price for the previous ten days of trading (calculated on the day prior to funding) or the closing price on the day prior to funding. In connection with the initial term loan, the Company granted the lender warrants to purchase 116,845 shares of common stock at an exercise price of $10.27 per share. The Company classified these warrants as equity and determined their fair value to be $0.7 million. In connection with the second term loan, the Company granted the lender warrants to purchase 85,482 shares of common stock at an exercise price of $7.02 per share. The Company classified these warrants as equity and determined their fair value to be $0.4 million. All warrants issued pursuant to the Amended 2017 Loan Agreement have a term of ten years from the date of issuance and include a cashless exercise provision.

The Company’s obligations under the Amended 2017 Loan Agreement are subject to quarterly covenants to achieve certain revenue levels and accessioned test volumes as well as additional covenants, including limits on the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. At September 30, 2018, the Company was in compliance with all covenants under the Amended 2017 Loan Agreement. The Company’s obligations under the Amended 2017 Loan Agreement are secured by a security interest on substantially all the Company’s assets, excluding its intellectual property.

At September 30, 2018, obligations under the Amended 2017 Loan Agreement were $60.0 million. Debt issuance costs related to the Amended 2017 Loan Agreement totaling $0.6 million and the fair value of warrants totaling $1.1 million were recorded as direct deductions from the debt liability and are being amortized to interest expense over the term of the Amended 2017 Loan Agreement. Future payments under the Amended 2017 Loan Agreement as of September 30, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$1,493
2019	19,302
2020	24,260
2021	22,196
2022	8,229
Thereafter	—
Total remaining debt payments	75,480
Less: amount representing debt discount	(1,511)
Less: amount representing interest	(15,480)
Present value of remaining debt payments	58,489
Less: current portion	(8,135)
Total non-current debt obligation	$50,354

Interest expense related to the Amended 2017 Loan Agreement and the 2015 Loan Agreement totaled $1.8 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively and $4.7 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Capital leases

The Company has entered into various capital lease agreements to obtain laboratory equipment. The terms of the capital leases are typically three years and interest rates for capital leases outstanding at September 30, 2018 ranged from 5.2% to 8.8%. The capital leases are secured by the underlying equipment. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the condensed consolidated balance sheets.

Future payments under capital leases at September 30, 2018 are as follows (in thousands):

Amounts
2018 (remainder of year)	$522
2019	2,087
2020	1,394
2021	21
Total capital lease obligations	4,024
Less: amount representing interest	(244)
Present value of net minimum capital lease payments	3,780
Less: current portion	(1,857)
Total non-current capital lease obligations	$1,923

Interest expense related to capital leases was $0.1 million for the three months ended September 30, 2018 and 2017 and $0.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Property and equipment under capital leases was $7.0 million and $11.4 million as of September 30, 2018 and December 31, 2017, respectively. Accumulated depreciation on these assets was $1.6 million and $3.0 million at September 30, 2018 and December 31, 2017, respectively.

Other commitments

In the normal course of business, the Company enters into various purchase commitments primarily related to service agreements and laboratory supplies. At September 30, 2018, the Company’s total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $8.3 million.

At September 30, 2018, the Company was committed to make a minimum of three monthly payments of $0.5 million relating to its collaboration agreement with KEW. (See Note 8, “Investment in privately held company” for further information.)

In September 2018, the Company entered into a co-development agreement with a privately held genetics testing company focused on single molecule digital array detection platforms. The co-development agreement grants the Company the right of first refusal to enter into an agreement for an acquisition of the entity in return for total fees of $3.0 million over the term of the agreement, of which $0.5 million has been paid by the Company as of September 30, 2018. The unpaid fees of $2.5 million were recorded as an accrued liability in the Company’s consolidated balance sheets as of September 30, 2018.

Guarantees and indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at September 30, 2018 or December 31, 2017.

Contingencies

The Company was not a party to any material legal proceedings at September 30, 2018, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

10. Stockholders’ equity

2018 Sales Agreement

On August 9, 2018, the Company entered into a Common Stock Sales Agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed $75 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The New York Stock Exchange, and also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. For the three and nine months ended September 30, 2018, the Company sold a total of 4,325,134 shares of common stock under the 2018 Sales Agreement for aggregate gross proceeds of $61.1 million and net proceeds of $59.0 million.

Public offering

In April 2018, the Company sold, in an underwritten public offering, an aggregate of 12,777,777 shares of its common stock at a price of $4.50 per share, for gross proceeds of $57.5 million and net proceeds of $53.5 million.

Warrant exercises

During the three and nine months ended September 30, 2018, the Company received $3.3 million and $6.5 million, respectively, from exercises of warrants issued pursuant the acquisition of CombiMatrix (See Note 4, “Business combinations”).

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

In January 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which became effective upon the closing of the Company’s initial public offering (“IPO”). Shares outstanding under the 2010 Plan were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards.

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

Based on its evaluations of the probability of achieving performance conditions, the Company recorded stock-based compensation expense of $0.4 million for the nine months ended September 30, 2018 and 2017 related to PRSUs. There was no stock-based compensation expense recorded for either three-month period ended September 30, 2018 or 2017 nor for the nine month period ended September 30, 2018 in relation to PRSUs.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except share and per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2017	2,397,234	4,114,874	$8.51	7.63	$5,128
Additional shares reserved	754,363	—
Options granted	(260,000)	260,000	8.50
Options cancelled	158,823	(158,823)	9.34
Options exercised	—	(326,317)	7.85
RSUs granted	(3,088,104)	—
RSUs cancelled	319,226	—
Balances at September 30, 2018	281,542	3,889,734	$8.53	7.12	$31,901
Options exercisable at September 30, 2018		2,579,154	$8.16	6.66	$22,097
Options vested and expected to vest at September 30, 2018		3,704,312	$8.51	7.06	$30,465

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.

The weighted-average fair value of options to purchase common stock granted was $4.87 and $5.97 in the nine months ended September 30, 2018, and 2017, respectively. The weighted-average fair value of RSUs granted was $6.99 and $10.21 in the nine months ended September 30, 2018 and 2017, respectively.

The total grant-date fair value of options to purchase common stock vested was $15.9 million and $5.1 million in the nine months ended September 30, 2018 and 2017, respectively.

The intrinsic value of options to purchase common stock exercised was $1.5 million and $1.8 million in the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes RSU activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2017	2,387,120	$9.91
RSUs granted	3,088,104	$6.99
RSUs vested	(1,117,944)	$8.84
RSUs cancelled	(319,226)	$8.92
Balance at September 30, 2018	4,038,054	$8.06

2015 employee stock purchase plan

In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At September 30, 2018, cash received from payroll deductions pursuant to the ESPP was $1.4 million.

The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At September 30, 2018, a total of 567,707 shares of common stock are reserved for issuance under the ESPP.

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

The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.00	—	6.00	6.03
Expected volatility	59.63%	—	59.58%	72.64%
Risk-free interest rate	2.82%	—	2.80%	2.01%

No stock options were granted in the three month period ended September 30, 2017.

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model based on the following assumptions:

As of September 30,
	2018	2017
Expected term (in years)	—	8.50 – 8.58
Expected volatility	—	69.90 – 78.70%
Risk-free interest rate	—	1.83 – 2.04%

No stock options granted to non-employees vested in the nine months ended September 30, 2018.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$747	$404	$2,320	$1,606
Research and development	1,722	1,096	5,237	4,853
Selling and marketing	1,172	780	3,690	2,985
General and administrative	1,565	2,500	4,464	4,943
Total stock-based compensation expense	$5,206	$4,780	$15,711	$14,387

At September 30, 2018, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $5.6 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 1.9 years. Unrecognized compensation expense related to RSUs at September 30, 2018, net of estimated forfeitures, was $24.4 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.3 years. At September 30, 2018, there was no capitalized stock-based employee compensation.

12. Net loss per common share

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(31,723)	$(27,402)	$(99,514)	$(82,887)
Shares used in computing net loss per share, basic and diluted	70,152,804	48,221,896	63,935,336	44,639,416
Net loss per share, basic and diluted	$(0.45)	$(0.57)	$(1.56)	$(1.86)

The following common stock equivalents have been excluded from diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 because their inclusion would be anti-dilutive:

	September 30,
	2018	2017
Shares of common stock subject to outstanding options	3,889,734	4,264,222
Shares of common stock subject to outstanding warrants	949,328	116,845
Shares of common stock subject to outstanding RSUs	4,038,054	2,185,134
Shares of common stock pursuant to ESPP	250,410	142,947
Shares of common stock underlying Series A convertible preferred stock	3,458,823	3,458,823
Total shares of common stock equivalents	12,586,349	10,167,971

13. Geographic information

Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$34,906	$16,640	$95,712	$38,745
Canada	1,052	825	3,156	2,281
Rest of world	1,408	683	3,475	1,796
Total revenue	$37,366	$18,148	$102,343	$42,822

All long-lived assets at September 30, 2018 and December 31, 2017, were located in the United States.

14. Subsequent events

On November 6, 2018, the Company and certain of its subsidiaries, as guarantors, entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with INN SA LLC, as collateral agent, and certain funds managed by Oberland Capital Management LLC, as purchasers (the “Oberland Funds” and, together with other purchasers party thereto from time to time, the “Purchasers”), pursuant to which the Company may sell to the Purchasers, and the Purchasers may buy from the Company, notes (the “Notes”) in an aggregate principal amount not to exceed $200.0 million, consisting of:

(i)	an initial sale of $75.0 million principal amount of Notes;
(ii)	at the option of the Company, a second sale of $25.0 million principal amount of Notes, at any time through June 30, 2019;
(iii)

at the option of the Company, a third sale of up to $50.0 million principal amount of Notes, in increments of $25.0 million, to be borrowed at any time during the period beginning on July 1, 2019 and ending on December 31, 2019; and

(iv)

at the option of the Company, but subject to the approval of the Purchasers, a fourth sale of up to $50.0 million principal amount of Notes, in no more than three increments of at least $10.0 million, at any time through December 31, 2019, for certain permitted acquisitions and related expenses.

Pursuant to the Note Purchase Agreement, on November 6, 2018 (the “Closing Date”), the Company sold Notes in an aggregate principal amount of $75.0 million, and received net proceeds of approximately $10.3 million after terminating and repaying the balance of its obligations under the 2017 Loan Agreement of approximately $64.7 million, but before payment of certain expenses payable by the Company.

The outstanding principal amount of the Notes bear interest at a rate of 8.75% annually, payable quarterly until the date which is 84 months after the Closing Date or the date on which all amounts owing to the Purchasers under the Note Purchase Agreement have been paid in full. In addition, beginning on January 1, 2020 and continuing until the maturity date, the Purchasers will receive 0.50% of the annual net revenues of the Company, payable quarterly and subject to a maximum annual amount of such payments of $1.625 million. The outstanding principal amount of the Notes, interest accrued thereon and any other amounts owing to the Purchasers under the Note Purchase Agreement will be due in full on the maturity date.

All of the Notes may be repaid prior to the full term at the option of the Company. Similarly, the Purchasers can demand repayment of the Notes prior to the full term in the event of a change of control of the Company or an event of default under the Note Purchase Agreement. If prepaid prior to the full term, the amount due will be: (a) 117.5% of the principal amount of the Notes if payment is made within 12 months after the Closing Date; (b) thereafter, 132.5% of the principal amount of the Notes if payment is made within 24 months after the Closing Date; (c) thereafter, 145.0% of the principal amount of the Notes if payment is made within 36 months after the Closing Date; and (d) thereafter, the amount necessary to generate an internal rate of return of 11.0% to the Purchasers, minus in the case of clause (a), (b) and (c) the sum of (i) all regularly scheduled interest paid prior to such date with respect to the Notes (excluding any default interest), plus (ii) all payments in respect of annual net revenues prior to such date, and calculated, in the case of clause (d), taking into account such sum.

The Company’s Note Purchase Agreement contains quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on the Company’s ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the Note Purchase Agreement are secured by a security interest on substantially all of its and certain of its subsidiaries’ assets.

In connection with the Note Purchase Agreement, on November 6, 2018, the Company entered into a Securities Purchase Agreement with the Oberland Funds, pursuant to which the Oberland Funds purchased 373,524 shares of the Company’s common stock, $0.0001 par value per share, at a price of $13.386 per share.

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
2)	motivating our employees to serve the needs of our customers; and
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

We have experienced rapid growth. For the years ended December 31, 2017, 2016 and 2015, our revenue was $68.2 million, $25.0 million and $8.4 million, respectively, and we incurred net losses of $123.4 million, $100.3 million and $89.8 million, respectively. For the nine months ended September 30, 2018 and 2017, our revenue was $102.3 million and $42.8 million, respectively, and we incurred net losses of $99.5 million and $82.9 million, respectively. At September 30, 2018, our accumulated deficit was $486.9 million. To meet the demands of scaling our business, we increased our number of employees to 723 at September 30, 2018 from 509 on September 30, 2017. We grew our sales force to 109 at September 30, 2018 from 77 at September 30, 2017. We expect headcount will continue to increase in 2018 as we add to the team to support anticipated growth.

Sales of our tests have grown significantly. In 2017, 2016 and 2015, we generated approximately 145,000, 57,000 and 19,000 billable tests, respectively. In the nine months ended September 30, 2018, we generated approximately 206,000 billable tests compared to approximately 86,500 billable tests in the same period in 2017. Approximately 28% of the billable tests we performed in the first nine months of 2018 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

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

Success obtaining and maintaining reimbursement

Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. As of September 30, 2018, we have entered in to contracts for laboratory services with payers covering approximately 262 million lives, comprised of Medicare, most national health plans, and Medicaid in 32 states, including California (Medi-Cal), our home state.

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

Selling and marketing

Selling and marketing expenses consist of personnel-related costs, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our selling expenses to be significantly higher as we expand our salesforce.

General and administrative

General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions. These expenses include personnel-related costs, audit and legal expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation, utilities, and losses incurred in relation to our collaboration agreement with KEW. We expect our general and administrative expenses to increase as we support continued growth of operations.

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

Effective January 1, 2018, we adopted ASC Topic 606. Under Topic 606 we generally recognize revenue on an accrual basis, that is when a customer obtains control of the promised goods or services which for us is delivery of a test report. Accrual amounts recognized under Topic 606 are based on an estimate of the consideration that we expect to receive, and such estimates will be adjusted and subsequently recorded until fully settled. The estimate of the consideration that we expect to receive requires significant judgement by management and any adjustments may be material.

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

For the nine months ended September 30, 2018 and 2017, we recorded stock-based compensation expense of $15.7 million, and $14.4 million, respectively. At September 30, 2018, our unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, was $5.6 million, which we expect to recognize over a weighted-average period of 1.9 years. Unrecognized compensation expense related to RSUs at September 30, 2018 was $24.4 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.3 years.

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

Results of operations

Comparison of the three months ended September 30, 2018 and 2017 (in thousands except for percentage changes)

	Three Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Revenue:
Test revenue	$36,611	$17,310	$19,301	112%
Other revenue	755	838	(83)	(10)%
Total revenue	37,366	18,148	19,218	106%
Operating expenses:
Cost of test revenue	20,441	13,274	7,167	54%
Research and development	15,776	11,502	4,274	37%
Selling and marketing	17,591	13,246	4,345	33%
General and administrative	13,668	11,102	2,566	23%
Total operating expenses	67,476	49,124	18,352	37%
Loss from operations	(30,110)	(30,976)	866	(3)%
Other income (expense), net	231	(56)	287	(513)%
Interest expense	(1,844)	(1,128)	(716)	63%
Net loss before taxes	(31,723)	(32,160)	437	(1)%
Income tax benefit	—	(4,758)	4,758	(100)%
Net loss	$(31,723)	$(27,402)	$(4,321)	16%

Comparison of the nine months ended September 30, 2018 and 2017 (in thousands except for percentage changes)

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Revenue:
Test revenue	$100,014	$40,597	$59,417	146%
Other revenue	2,329	2,225	104	5%
Total revenue	102,343	42,822	59,521	139%
Operating expenses:
Cost of test revenue	58,964	33,093	25,871	78%
Research and development	46,926	32,864	14,062	43%
Selling and marketing	55,222	37,338	17,884	48%
General and administrative	37,884	25,915	11,969	46%
Total operating expenses	198,996	129,210	69,786	54%
Loss from operations	(96,653)	(86,388)	(10,265)	12%
Other income (expense), net	2,066	(596)	2,662	(447)%
Interest expense	(4,927)	(2,517)	(2,410)	96%
Net loss before taxes	(99,514)	(89,501)	(10,013)	11%
Income tax benefit	—	(6,614)	6,614	(100)%
Net loss	$(99,514)	$(82,887)	$(16,627)	20%

Revenue

The increase in total revenue of $19.2 million for the three months ended September 30, 2018 compared to the same period in 2017 was due primarily to increased test volume. Billable test volumes increased to approximately 75,000 in the three months ended September 30, 2018 compared to 39,000 in the same period of 2017. Average revenue per test increased to $490 per test in the three months ended September 30, 2018 compared to $442 per test in the comparable prior period.

The increase in total revenue of $59.5 million for the nine months ended September 30, 2018 compared to the same period in 2017 was due primarily to increased test volume and the full effect of businesses acquired in 2017. Billable test volumes increased to approximately 206,000 in the nine months ended September 30, 2018 compared to 86,500 in the same period of 2017. In addition, test revenue for the nine months ended September 30, 2018 included a $2.3 million adjustment relating to performance obligations satisfied in prior periods. This adjustment reflected a change in accounting estimate relating to notification from Medicare of approval for payment of deletion/duplication analysis under Current Procedure Terminology (CPT) code 84133 in conjunction with CPT code 81432, for tests completed during the second half of 2017. Average revenue per test increased to $485 per test in the nine months ended September 30, 2018 compared to $439 per test in the comparable prior period.

Cost of test revenue

The increase in the cost of test revenue of $7.2 million for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the three months ended September 30, 2018, the number of samples accessioned increased to approximately 78,000 from approximately 40,000 for the same period in 2017. Cost per sample accessioned was $262 in the three months ended September 30, 2018 compared to $331 for the same period in 2017. The lower cost per sample accessioned in the current period was primarily attributable to increased volume, which together with automation efficiencies, resulted in lower per-sample costs for laboratory materials, labor and equipment depreciation. In addition, per-sample shipping costs were lower in the three months ended September 30, 2018 compared to the same period in 2017.

The increase in the cost of test revenue of $25.9 million for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the nine months ended September 30, 2018, the number of samples accessioned increased to approximately 216,000 from approximately 97,000 for the same period in 2017. Cost per sample accessioned was $273 in the nine months ended September 30, 2018 compared to $351 for the same period in 2017. The lower cost per sample accessioned in the nine months ended September 30, 2018 was primarily attributable to increased volume, which together with automation efficiencies resulted in lower per-sample costs for laboratory materials, labor and equipment depreciation. In addition, per-sample shipping costs were lower in the nine months ended September 30, 2018 compared to the same period in 2017.

Research and development

The increase in research and development expense of $4.3 million for the three months ended September 30, 2018 compared to the same period in 2017 was due to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $6.1 million, principally reflecting increased headcount; laboratory expenses increased by $1.0 million; allocated technology and facilities-related expenses increased by $0.8 million; professional fees increased by $0.4 million; and depreciation and amortization costs increased by $0.3 million, principally due to amortization of intangible assets associated with business acquisitions.

These cost increases were partially offset by increased allocations of resources from research and development to cost of test revenue, resulting from increased test volumes, which reduced research and development expense by $4.9 million.

The increase in research and development expense of $14.1 million for the nine months ended September 30, 2018 compared to the same period in 2017 was due to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $16.2 million, primarily reflecting increased headcount; laboratory expenses increased by $4.1 million; allocated technology and facilities-related expenses increased by $3.2 million; depreciation and amortization costs increased by $1.9 million, principally due to amortization of intangible assets associated with business acquisitions; professional fees increased by $1.7 million reflecting increased utilization of outside consultants; and information technology costs increased by $1.0 million due principally to spending on networking equipment and software licenses.

These cost increases were partially offset by increased allocations of resources from research and development to cost of test revenue, resulting from increased test volumes, which reduced research and development expense by $15.0 million.

Selling and marketing

The increase in selling and marketing expense of $4.3 million for the three months ended September 30, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $2.8 million primarily reflecting increased headcount; marketing costs, principally for branding initiatives, increased by $0.5 million; headcount related costs, principally for travel, increased by $0.4 million; and depreciation and amortization costs increased by $0.4 million, principally due to amortization of intangible assets associated with business acquisitions.

The increase in selling and marketing expense of $17.9 million for the nine months ended September 30, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $10.7 million reflecting increased headcount; marketing costs, principally for branding initiatives, increased by $2.4 million; headcount related costs, principally for travel, increased by $2.0 million; depreciation and amortization costs increased by $1.3 million, principally due to amortization of intangible assets associated with business acquisitions; professional fees increased by $0.5 million reflecting increased utilization of outside consultants; and allocated technology and facilities-related expenses increased by $0.5 million. The increase in personnel-related costs included commissions of $2.5 million and severance costs of $0.3 million.

General and administrative

The increase in general and administrative expense of $2.6 million for the three months ended September 30, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements; personnel-related costs increased by $1.9 million principally due to increased headcount, including an internal billings and collection team hired to replace third-party billings and collections contractors; $1.9 million of losses related to our collaboration agreement with KEW during the three months ended September 30, 2018; right of first refusal payments relating to the collaboration agreement with KEW, Inc. and a separate co-development agreement with a different privately held genetics company increased by $0.9 million (see Note 8, “Investment in privately held company,” and Note 9, “Commitments and contingencies,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for further details on these arrangements); occupancy costs increased by $0.4 million, due principally to costs related to facilities acquired through business acquisitions; and professional fees increased by $0.4 million principally due to the utilization of outside consultants to augment existing staff.

These cost increases were partially offset by a decrease of $1.7 million for acquisition-related stock-based compensation expense, a decrease of $0.7 million for acquisition-related transaction costs, and an increase of $0.7 million in allocations of technology and facilities-related expenses to other functional areas.

The increase in general and administrative expense of $12.0 million for the nine months ended September 30, 2018 compared to the same period in 2017 was due primarily to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $5.5 million principally due to increased headcount, including an internal billings and collection team hired to replace third-party billings and collections contractors; professional fees increased by $2.2 million principally due to the utilization of outside consultants to augment existing staff; occupancy costs increased by $1.9 million, due principally to costs related to facilities acquired through business acquisitions; $1.9 million of losses related to our collaboration agreement with KEW during the three months ended September 30, 2018; right of first refusal payments relating to the collaboration agreement with KEW and a separate co-development agreement with a different privately held genetics company increased by $1.8 million; (see Note 8, “Investment in privately held company,” and Note 9, “Commitments and contingencies,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for further details on these arrangements); information technology costs increased by $1.2 million due to computer equipment and software purchases to support headcount growth; and headcount-related costs, principally travel related costs, increased by $0.5 million. The increase in personnel-related costs included increases in severance and recruitment costs of $1.0 million and $0.6 million, respectively.

These cost increases were partially offset by an increase of $3.7 million in allocations of technology and facilities-related expenses to other functional areas.

Other income (expense), net

The increase in other income (expense), net of $0.3 million for the three months ended September 30, 2018 compared to the same period in 2017 was due to interest income generated on our cash equivalents and marketable securities.

The increase in other income (expense), net of $2.7 million for the nine months ended September 30, 2018 compared to the same period in 2017 was principally due to a gain on remeasurement of an acquisition-related liability from AltaVoice of $1.6 million in the nine months ended September 30, 2018 and to a loss on extinguishment of debt of $0.7 million recorded in the nine months ended September 30, 2017.

Interest expense

Increases in interest expense of $0.7 million for the three months ended September 30, 2018 compared to the same period in 2017 and $2.4 million for the nine months ended September 30, 2018 compared to the same period in 2017, were due principally to borrowings under a loan and security agreement entered into in March 2017 and amended in February 2018 and June 2018 (the Amended 2017 Loan Agreement). See Note 9, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial

Statements included elsewhere in this report. Pursuant to the Amended 2017 Loan Agreement, we borrowed $40.0 million in March 2017 and an additional $20.0 million in March 2018.

Income tax benefit

The income tax benefit of $4.8 million and $6.6 million recorded in the three and nine months ended September 30, 2017, respectively, were due to changes in our deferred income taxes and associated valuation allowances resulting from our acquisitions of Good Start of $4.8 million in the three months ended September 30, 2017 and AltaVoice of $1.4 million, Ommdom of $0.4 million, and Good Start of $4.8 million in the nine months ended September 30, 2017.

Liquidity and capital resources

Liquidity and capital expenditures

We have incurred net losses since our inception. For the nine months ended September 30, 2018 and 2017, we had net losses of $99.5 million and $82.9 million, respectively, and we expect to incur additional losses in the near term. At September 30, 2018, we had an accumulated deficit of $486.9 million. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by net proceeds of $536.5 million from sales of our capital stock, including net proceeds of approximately $112.5 million from the sale of common stock in public offerings that closed in April 2018 and August 2018.

From inception through September 30, 2018, we have entered into various capital lease agreements for an aggregate financing amount of $14.9 million to obtain laboratory equipment. The terms of our capital leases are typically three years. Interest rates for currently outstanding capital leases range from 5.2% to 8.8% and the leases are secured by the underlying equipment.

In addition, in July 2015, we entered into a Loan and Security Agreement (the “2015 Loan Agreement”) with a bank pursuant to which term loans were available for purchases of equipment up to an aggregate of $15.0 million.

In March 2017, we entered into a Loan and Security Agreement (the “2017 Loan Agreement”) with a lender pursuant to which we borrowed an initial term loan of $40.0 million and received net proceeds of approximately $39.7 million. In connection with entering into the 2017 Loan Agreement, we terminated the 2015 Loan Agreement and repaid in full the balance of our obligations under that agreement, approximately $12.1 million.

Pursuant to the 2017 Loan Agreement and subject to certain conditions, we were eligible to borrow a second term loan of $20.0 million in the first quarter of 2018 and did so in March 2018, receiving net proceeds of $19.8 million.

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

Our obligations under the Amended 2017 Loan Agreement are subject to quarterly covenants to achieve certain revenue levels and accessioned test volumes as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. At September 30, 2018, we were in compliance with all covenants under the Amended 2017 Loan Agreement. Our obligations under the Amended 2017 Loan Agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property.

During November 2018, we entered into the 2018 Loan Agreement pursuant to which we are able to borrow a total of $200.0 million. For a detailed description, see “Subsequent Events,” in Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We estimate our capital expenditures for the full year 2018 will be $6.0 million. We may finance our capital expenditures through capital leases or other means.

At September 30, 2018 and December 31, 2017, we had $134.6 million and $76.0 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.

Our primary uses of cash are to fund our operations as we continue to grow our business, including through acquisitions. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near term. We believe our existing cash and cash equivalents as of September 30, 2018, revenue from sales of our tests and the amounts available to us under the 2018 Loan Agreement will be sufficient to meet our anticipated cash requirements for the 12-month period following the filing date of this report.

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(76,747)	$(66,726)
Cash provided by (used in) investing activities	24,589	(44,271)
Cash provided by financing activities	141,124	78,738

Cash flows from operating activities

For the nine months ended September 30, 2018, cash used in operating activities of $76.7 million principally resulted from our net loss of $99.5 million, partially offset by non-cash charges of $15.7 million for stock-based compensation, $10.3 million for depreciation and amortization, $1.9 million of impairment losses related to our collaboration agreement with KEW, $0.6 million for non-cash remeasurements of liabilities associated with business combinations and $0.7 million for amortization of debt issuance costs. The net effect on cash of changes in net operating assets was a use of cash of $6.4 million.

For the nine months ended September 30, 2017, cash used in operating activities of $66.7 million principally resulted from our net loss of $82.9 million, increased by $6.6 million of income tax benefits associated with business combinations and offset by non-cash charges of $14.4 million for stock-based compensation, $6.0 million for depreciation and amortization and $0.6 million for non-cash remeasurements of liabilities associated with business combinations. The net effect on cash of changes in net operating assets was a source of cash of $1.5 million.

Cash flows from investing activities

For the nine months ended September 30, 2018, cash provided by investing activities of $24.6 million was due to proceeds from maturities and sales of marketable securities of $30.9 million offset by cash used for purchases of property and equipment of $4.3 million, and purchases of convertible notes totaling $1.6 million.

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

Cash flows from financing activities

For the nine months ended September 30, 2018, cash provided by financing activities of $141.1 million consisted of net proceeds from the public offerings of common stock of $112.5 million, net proceeds of $19.5 million from the second term loan under the Amended 2017 Loan Agreement and cash received from issuances of common stock totaling $10.7 million, including $6.5 million received from exercises of warrants issued pursuant to the acquisition of CombiMatrix. (See Note 4, “Business combinations,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report), stock option exercises of $2.6 million, and employee stock purchases of $1.6 million. These cash inflows were partially offset by capital lease obligations payments of $1.6 million.

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

Contractual obligations

The following table summarizes our contractual obligations, including interest, as of September 30, 2018 (in thousands):

Contractual obligations:	Remainder of 2018	2019 and 2020	2021 and 2022	2023 and beyond	Total
Operating leases	$2,422	$19,260	$19,499	$29,845	$71,026
Capital leases	522	3,481	21	—	4,024
Term loans	1,493	43,562	30,425	—	75,480
Co-development agreement obligation	500	2,000	—	—	2,500
Investment in privately held company	1,350	—	—	—	1,350
Total	$6,287	$68,303	$49,945	$29,845	$154,380

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

In March 2017, we entered into the 2017 Loan Agreement pursuant to which we borrowed an initial term loan of $40.0 million and received net proceeds of $39.7 million. Subject to certain conditions, we were eligible to borrow a second term loan of $20.0 million in the first quarter of 2018 and did so in March 2018, receiving net proceeds of approximately $19.8 million. The amounts in the line item “Term loans” in the table above include principal and interest payments pertaining to the initial term loan of $40.0 million and the second term loan of $20.0 million. See Note 9, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At September 30, 2018, total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $8.3 million.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations of $60.0 million at September 30, 2018, which resulted from term loans pursuant to the Amended 2017 Loan Agreement. These loans are subject to a floating interest rate. We had capital lease obligations of $3.8 million as of September 30, 2018, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. Our cash, cash equivalents, marketable securities and restricted cash totaled $134.6 million at September 30, 2018, and consisted primarily of bank deposits, money market funds, convertible note receivables, U.S. treasury notes and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At September 30, 2018, a hypothetical 1% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

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

We have incurred substantial losses since our inception. For the nine months ended September 30, 2018, our net loss was $99.5 million. For the years ended December 31, 2017, 2016 and 2015, our net losses were $123.4 million, $100.3 million and $89.8 million, respectively. At September 30, 2018, our accumulated deficit was $486.9 million. While our revenue has increased over time, we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may increase our operating expenses. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

In 2017, we established a leading position in family health genetic information services through the strategic acquisition of reproductive health testing capabilities, which included our acquisition of Good Start Genetics, Inc., or Good Start, a molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders, and CombiMatrix Corporation, or CombiMatrix, a company specializing in prenatal diagnosis, miscarriage analysis and pediatric developmental disorders.  In 2017 we also acquired AltaVoice, formerly PatientCrossroads, a patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians, and Ommdom, Inc. and its product, CancerGene Connect, an end-to-end platform for collecting and managing genetic family histories to deliver personalized genetic risk information.

With respect to our acquired businesses and any acquisitions we may make in the future, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, the loss of customers, payers, partners or suppliers following the completion of any acquisitions by us could harm our business. For example, we experienced a reduction in Good Start’s sales as a result of the termination of a contract by a third-party laboratory that had performed expanded carrier screening for Good Start. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. For example, we diverted resources from other projects in order to develop an expanded carrier screening test as a result of the termination of the third-party laboratory contract with Good Start. We may also need to divert cash from other uses in order to fund these integration activities. Ultimately, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.

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

Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our test from most of the large commercial third-party payers in the United States, and the Centers for Medicare and Medicaid Services, or CMS, provides reimbursement for our multi-gene tests for hereditary breast cancer-related disorders as well as colon cancer. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient, which may result in further delay or decreased likelihood of collection.

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

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe our existing cash and cash equivalents as of September 30, 2018, revenue from sales of our tests and available debt under our new note purchase agreement will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the 12-month period following the filing date of this report. We may need additional funding to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our new note purchase agreement are subject to covenants, including quarterly covenants to achieve certain volume and revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.

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

With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•

dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, Inc., a subsidiary of Konica Minolta Inc., Athena Diagnostics, a subsidiary of Quest Diagnostics Incorporated, Baylor Genetics, Blueprint Genetics, Inc., Centogene AC, Color Genomics, Inc., Cooper Surgical, Eurofins Scientific, GeneDx, a subsidiary of OPKO Health, Inc., MNG Laboratories, LLC, Myriad Genetics, Inc. (Myriad), Myriad Women’s  Health, Inc., a subsidiary of Myriad and formerly known as Counsyl, Inc., Natera, Inc., Perkin Elmer, Inc., PreventionGenetics, LLC, Progenity, Inc. and Sena4 Genomics;

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

Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. We may need to continue expanding our sales force to facilitate our growth, and we may have difficulties locating, recruiting, training and retaining sales personnel. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. As we grow, any failure of our controls or interruption of our production facilities or systems will have a larger impact on our business and financial operations. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed. Future growth in our business could also make it difficult for us to maintain our corporate culture.

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

Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include civil monetary penalties of up to $1.5 million per calendar year for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Penalties for unfair or deceptive acts or practices under the FTC Act or state Unfair and Deceptive Acts and Practices, or UDAP, statutes may also vary significantly.

There has been unprecedented activity in the development of data protection regulation around the world. As a result, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. For example, the European Union’s forthcoming General Data Protection Regulation, or GDPR, took effect in May 2018. While the text of the GDPR has been published, the European authorities have only begun to issue guidance and interpretations of the text, leaving companies in and outside of Europe to interpret the majority of the GDPR on their own. In addition, California passed the California Consumer Privacy Act of 2018, which will take effect in January 2020. With this new California law, as well as the GDPR and many others all over the world, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.

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

We need to scale our infrastructure in advance of demand for our tests, and our failure to generate sufficient demand for our tests would have a negative impact on our business and our ability to attain profitability.

Our success depends in large part on our ability to extend our market position, to provide customers with high quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our commercial operations, customer service, billing and systems processes and enhance our internal quality assurance program. We need to continue to hire and retain sufficient numbers of skilled personnel, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we expect the need to expand our sales force with qualified and experienced personnel. We expect that much of this growth will be in advance of demand for our tests. Our current and future expense levels are to a large extent fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our tests is difficult to forecast, when revenue does not meet our expectations, we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our tests will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.

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

The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians or geneticists, and lead to claims against us if someone were to allege that a test failed to perform as it was designed, if we failed to correctly interpret the test results, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. In addition, our recent entry into the reproductive health testing market exposes us to increased liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our reputation and results of operations.

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

We perform all of our tests at our production facilities in San Francisco, California, Irvine, California and Cambridge, Massachusetts. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. This risk is especially high for us since we perform the substantial majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from conducting tests, preparing and providing reports to clinicians, billing payers, processing reimbursement appeals, handling physician or patient inquiries, conducting research and development activities, and managing the administrative and financial aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and results of operations.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE, impose a number of requirements on public companies, including with respect to corporate governance practices. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in 2010 includes significant corporate governance and executive-compensation-related provisions. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time-consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.

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

During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, as described below, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

We are an emerging growth company and have elected to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined under the Securities Act. We will remain an emerging growth company until December 31, 2020, although if our revenue exceeds $1.07 billion in any fiscal year before that time, we would cease to be an emerging growth company as of the end of that fiscal year. In addition, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter of any fiscal year before the end of that five-year period, we would cease to be an emerging growth company as of December 31 of that year. As an emerging growth company, we have chosen to take advantage of exemptions from various reporting requirements applicable to certain other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and financial-related disclosures, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict whether investors will find our common stock less attractive because we have chosen to rely on any of these exemptions. If investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

At September 30, 2018, our total gross deferred tax assets were $106.2 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the recently enacted Tax Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Date: November 7, 2018