Form 10-K
period 2018-12-31
Invitae Corp
filed 2019-02-28
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes  ☐ No  ☒
As of June 29, 2018, the aggregate market value of common stock held by non‑affiliates of the Registrant was approximately $477.8 million, based on the closing price of the common stock as reported on The New York Stock Exchange for that date.

The number of shares of the registrant’s Common Stock outstanding as of February 22, 2019 was 76,811,562.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2019 Annual Meeting of Stockholders.

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

•	the implementation of our business model;

•	the expected benefits, including cost-savings and synergies, from our acquisitions;

•	the rate and degree of market acceptance of our tests and genetic testing generally;

•	our ability to scale our infrastructure and operations in a cost‑effective manner;

•	the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assay to include additional genes;

•	our expectations with respect to future hiring;

•	the timing and results of studies with respect to our tests;

•	developments and projections relating to our competitors and our industry;

•	our competitive strengths;

•	the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;

•	our commercial plans, including our sales and marketing expectations;

•	our ability to obtain and maintain adequate reimbursement for our tests;

•	regulatory developments in the United States and foreign countries;

•	our ability to attract and retain key scientific or management personnel;

•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our ability to obtain funding for our operations and the growth of our business, including potential acquisitions;

•	our financial performance;

•	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results;

•	our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements; and

•	the impact of tax laws on our business.

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
Overview
Combining genetic testing services that support patient care throughout life’s journey – from inherited disease diagnosis, to family planning, to proactive health screening – with a unique, rapidly expanding network of patients, healthcare providers, biopharma and advocacy partners, Invitae is capturing the broad potential of genetics and helping to expand its use across the healthcare continuum. Through the custom design and application of automation, robotics and bioinformatics software solutions tailored to the complexity of sample processing and complex variant interpretation, Invitae can apply its world-class clinical expertise to medical interpretation at scale, simplifying the process of obtaining and utilizing affordable, high-quality genetic information to inform critical healthcare decisions.
By pioneering new ways of sharing and understanding genetic information, Invitae is transforming the field of genetics from one-dimensional testing to complex information management.
Mission and strategy
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

Lower prices
Expand content
Lower costs
Growth
Improve customer experience
Attract Partners
Drive Volume

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

•
Driving volume.  We intend to increase our brand equity and visibility through excellent service and a variety of marketing and promotional techniques, including scientific publications and presentations, sales, marketing, public relations, social media and web technology vehicles. We believe that rapidly increasing the volume of customers using our platform helps us to attract partners.

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

•
Lowering the cost and price of genetic information.  Our goal is to provide customers with a broad menu of genetic content at a reasonable price and rapid turn-around time in order to grow volume and further achieve economies of scale. As we do so and benefit from further cost savings, we expect that those cost savings will allow us to deliver still more comprehensive information at decreasing prices and further improve the customer experience, allowing us to reap the cumulative benefits from all of the efforts outlined above.

We seek to differentiate our service in the market by establishing an exceptional experience for our customers. To that end, we believe that elevating the needs of the customer over those of our other stakeholders is essential to our success. Thus, in our decision-making processes, we will strive to prioritize, in order:
•The needs of our customers;
•Motivating our employees to serve our customers; and
•Our long-term stockholder value.
We are certain that focusing on customers as our top priority rather than short-term financial goals is the best way to build and operate an organization for maximum long-term value creation.
Business overview
We are focused on making comprehensive, high-quality genetic information more accessible by lowering the cost of genetic testing, by creating a network of partners to increase the utility of genetic information across the healthcare continuum, and ultimately by managing that information on behalf of our customers.
As our market share grows, we expect that our business will grow in three stages:

1)
Genetic testing: making genetic testing more affordable and more accessible with fast turnaround time. We believe that there is a significant market opportunity for high-volume, low-cost genetic testing that allows us to serve a large number of customers. We launched our first commercial offering in November 2013 with an offering of approximately 200 genes, growing the test menu over time to include more than 20,000 genes to help diagnose disease, inform family planning, and serve healthy individuals. In 2018, we accessioned approximately 303,000 samples and generated revenue of $147.7 million reflecting an approximate 102% and 117% increase over 2017 volume and revenue, respectively. In 2018, we achieved a full-year gross profit of $67.6 million, compared to a full-year gross profit of $18.1 million in 2017. In support of our efforts to reduce the cost per test, expand our test menu, and develop a scalable laboratory infrastructure, we incurred research and development expenses of $63.5 million, $46.5 million and $44.6 million in 2018, 2017, and 2016, respectively.

2)
Genome network: sharing genetic information on a global scale to advance science and medicine. We are focusing our efforts on partnering with patients, family members, healthcare professionals, payers, industry professionals, researchers, and clinical trial sponsors to advance the development of our genome network. Our goal is to build a network through which individuals can access, aggregate, and customize information based on their genotype and phenotype and participate in new research, clinical trials, treatment planning, or other related purposes that may benefit the individual and/or their clinician. Individuals can also decide to share information if they feel it will benefit them or will contribute more broadly to furthering knowledge about their conditions.
In addition to investing in informatics solutions and infrastructure to support network development, we have begun partnering with biopharmaceutical companies, including Alnylam Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc. (a subsidiary of Takeda Pharmaceutical Company Limited), AstraZeneca, BioMarin Pharmaceutical Inc., Blueprint Medicines Corporation, Jazz Pharmaceuticals plc, Merck & Co., Inc., MyoKardia, Inc., Parion Sciences, Inc. and others to support clinical trial recruitment and other research-related initiatives. Our biopharmaceutical industry partnerships are complemented by partnerships with leading health systems, executive health programs and leading research institutions, including the Geisinger Health System, the Mayo Clinic, Memorial Sloan Kettering Cancer Center, MedCan, NorthShore University HealthSystem, and Stanford Health Care, among others.

3)
Genome management: building a secure and trusted genome management infrastructure. By generating and storing large amounts of individualized genetic information for every patient sample, we believe we can create value over the course of disease or lifetime of a customer.

Competition
Our competitors include companies that offer molecular genetic testing services, including specialty and reference laboratories that offer traditional single and multi-gene tests. Principal competitors include companies such as Ambry Genetics, a subsidiary of Konica Minolta Inc.; Athena Diagnostics, a subsidiary of Quest Diagnostics Incorporated; Baylor Genetics; Blueprint Genetics, Inc.; Centogene AG; Color Genomics, Inc.; Connective Tissue Gene Test LLC; Cooper Surgical, Inc.; Eurofins Scientific; GeneDx, a subsidiary of OPKO Health, Inc.; Laboratory Corporation of America Holdings; MNG Laboratories, LLC; Myriad Genetics, Inc.; Natera, Inc.; Perkin Elmer, Inc.; PreventionGenetics, LLC; Progenity, Inc.; Quest Diagnostics Incorporated; and Sema4 Genomics; as well as other commercial and academic labs. In addition, there are a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness, including Illumina, Inc. which is also one of our suppliers. In addition to the companies that currently offer traditional genetic testing services and research centers, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
We believe the principal competitive factors in our market are:
•breadth and depth of content;
•quality;
•reliability;
•accessibility of results;
•turnaround time of testing results;
•price and quality of tests;
•coverage and reimbursement arrangements with third-party payers;
•convenience of testing;
•brand recognition of test provider;
•additional value-added services and informatics tools;
•client service; and
•quality of website content.
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
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under the regulations implementing PAMA, laboratories that realize at least $12,500 in Medicare CLFS revenues during the six month reporting period and that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule must report, beginning in 2017, and then every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. We do not believe that our tests meet the current definition of advanced diagnostic laboratory tests, and therefore believe we are required to report private payer rates for our tests on an every three years basis. CMS uses the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume‑weighted median of the private payer payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.
As set forth under the regulations implementing PAMA, for tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross‑walk or gap‑fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test.
The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of 2021 through 2023 (following a second round of private payer rate reporting in 2020 to establish rates for 2021 through 2023).
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

In March 2018, CMS published a final national coverage determination, or NCD, for next generation sequencing, or NGS, tests for patients with advanced cancer. The final NCD establishes full coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stage III or IV cancer) who have not have previously been tested with the same test for the same primary diagnosis of cancer or are seeking repeat testing for a new primary cancer diagnosis, and have decided to seek further cancer treatment. The final NCD also gives MACs the authority to establish local coverage for NGS-based assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria. It is unclear, however, whether MACs retain the authority to establish local coverage for NGS-based tests provided for patients with cancer that do not meet the above-referenced criteria - e.g., patients with earlier stage cancers or patients with a personal history of cancer - or if such tests are nationally non-covered under the NCD. If CMS interprets the final NCD to exclude coverage for patients with earlier stage cancers or patients with a personal history of cancer, MACs will no longer have discretion to cover our current tests when offered to such patients, notwithstanding historical Medicare coverage for such tests. An interpretation of the NCD that results in Medicare non-coverage for our current and future assays would have significant negative impact on our business, financial condition, and results of operations.
Clinical Laboratory Improvement Amendments of 1988, or CLIA
Our clinical reference laboratories in California are required to hold certain federal certificates to conduct our business. Under CLIA, we are required to hold certificates applicable to the type of laboratory examinations we perform and to comply with standards covering personnel, facilities administration, inspections, quality control, quality assurance and proficiency testing. In 2018, we closed our laboratory in Cambridge, Massachusetts and transferred operations from that facility to our laboratory in San Francisco, California.
We have current certifications under CLIA to perform testing at our laboratory locations in San Francisco and Irvine, California. To renew our CLIA certifications, we are subject to survey and inspection every two years to assess compliance with program standards. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.
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
State laboratory licensure
We are required to maintain in-state licenses to conduct testing in California. California laws establish standards for day‑to‑day operations of our laboratories in San Francisco and Irvine. Such laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratories. If our clinical reference laboratories are out of compliance with California standards, the California Department of Health Services, or DHS, may suspend, restrict or revoke our licenses to operate our clinical reference laboratories, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business. We maintain current licenses in good standing with DHS. However, we cannot provide assurance that DHS will at all times in the future find us to be in compliance with all such laws.
Several states require the licensure of out‑of‑state laboratories that accept specimens from those states and/or receive specimens from laboratories in those states. Our laboratories hold the required out‑of‑state laboratory licenses for Maryland, New York, Pennsylvania, and Rhode Island.
In addition to having laboratory licenses in New York, our clinical reference laboratories in California are also required to obtain approval on a test‑specific basis by the New York State Department of Health, or NYDOH, before specific testing is performed on samples from New York.
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

We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of human blood or saliva necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States.
U.S. Food and Drug Administration, or FDA
We provide our tests as laboratory‑developed tests, or LDTs. CMS and certain state agencies regulate the performance of LDTs (as authorized by CLIA and state law, respectively).
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post‑ market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs),” respectively, that set forth a proposed risk‑based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. Subsequently, on January 13, 2017, the FDA published a “discussion paper” in which the agency outlined a substantially revised “possible approach” to the oversight of LDTs. The discussion paper explicitly states that it is not a final version of the 2014 draft guidance and that it does not represent the agency’s “formal position;” rather, the discussion paper describes the evolution of the agency’s thinking on LDTs, which the agency posted to “spur further dialogue.” Notably, in the discussion paper, the agency expressed its willingness to consider “grandfathering” currently marketed LDTs from most or all FDA regulatory requirements. It is unclear at this time when, or if, the FDA will finalize its plans to end enforcement discretion, and even then, the new regulatory requirements are expected to be phased‑in over time. Nevertheless, the FDA may decide to regulate certain LDTs on a case‑by‑case basis at any time.
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

HIPAA and HITECH
Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the U.S. Department of Health and Human Services issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information used or disclosed by covered entities, including health care providers and their respective business associates, including the business associates’ subcontractors. Four principal regulations with which we are required to comply have been issued in final form under HIPAA and HITECH: privacy regulations, security regulations, the breach notification rule, and standards for electronic transactions, which establish standards for common healthcare transactions.
The privacy regulations cover the use and disclosure of protected health information by covered entities as well as business associates, which are persons or entities that perform certain functions for or on behalf of a covered entity that involve the creation, receipt, maintenance, or transmittal of protected health information. Business associates are defined to include a subcontractor to whom a business associate delegates a function, activity, or service, other than in the capacity of the business associate’s workforce. As a general rule, a covered entity or business associate may not use or disclose protected health information except as permitted under the privacy regulations. The privacy regulations also set forth certain rights that an individual has with respect to his or her protected health information maintained by a covered entity or business associate, including the right to access or amend certain records containing his or her protected health information, or to request restrictions on the use or disclosure of his or her protected health information.
Covered entities and business associates also must comply with the security regulations, which establish requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. In addition, HITECH established, among other things, certain breach notification requirements with which covered entities and business associates must comply. In particular, a covered entity must notify any individual whose unsecured protected health information is breached according to the specifications set forth in the breach notification rule. A covered entity must also notify the Secretary of the U.S. Department of Health and Human Services and, under certain circumstances, the media of a breach of unsecured protected health information.
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
There are significant civil and criminal penalties that may be imposed on a covered entity or business associate for violating HIPAA. A covered entity or business associate may also be liable for civil money penalties for a violation that is based on an act or omission of any of its agents, including a downstream business associate, as determined according to the federal common law of agency. Additionally, to the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.
Federal and state consumer protection laws
The Federal Trade Commission, or FTC, is an independent U.S. law enforcement agency charged with protecting consumers and enhancing competition across broad sectors of the economy. The FTC’s primary legal authority comes from Section 5 of the FTC Act, which prohibits unfair or deceptive acts or practices in the marketplace. The FTC has increasingly used this broad authority to police data privacy and security, using its powers to investigate and bring lawsuits. Where appropriate, the FTC can seek a variety of remedies, such as but not limited to the implementation of comprehensive privacy and security programs, biennial assessments by independent experts, monetary redress to consumers, and provision of robust notice and choice mechanisms to consumers. In addition to its enforcement mechanisms, the FTC uses a variety of tools to protect consumers’ privacy and personal information, including pursuing enforcement actions to stop violations of law, conducting studies and issuing reports, hosting public workshops, developing educational materials, and testifying before the U.S. Congress on issues that affect consumer privacy.

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
In addition to the FTC Act, most U.S. states have unfair and deceptive acts and practices statutes, or UDAP statutes, that substantially mirror the FTC Act and have been applied in the privacy and data security context. These vary in substance and strength from state to state. Many have broad prohibitions against unfair and deceptive acts and practices, while New York’s UDAP statute, for instance, is limited to only deceptive acts and practice. These statutes generally allow for private rights of action and are enforced by the states’ Attorneys General. In addition, every U.S. state has a data breach notification law that requires entities to report certain security incidents to affected consumers and state regulators.
International privacy and data protection laws
There are a growing number of jurisdictions all over the world that have privacy and data protection laws. These laws are typically triggered by a company’s establishment or physical location in the jurisdiction, data processing activities that take place in the jurisdiction, and/or the processing of personal information about individuals located in that jurisdiction. Certain international privacy and data protection laws, such as those in the European Union, can be more restrictive and prescriptive than those in the U.S., while other jurisdictions can have laws less restrictive or prescriptive than those in the U.S. Enforcement of these laws vary from jurisdiction to jurisdiction, with a variety of civil or criminal penalties.
The European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018. The GDPR applies to any business, regardless of its location, that provides goods or services to residents in the European Union. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the European Union. The GDPR also grants individuals various rights in relation to their personal data including the right to access, rectification, objection to processing and deletion, and provides an individual with an express right to seek legal remedies if the individual believes his or her rights have been violated. Failure to comply with the requirements of the GDPR and the related national data protection laws of the member states of the European Union, which may deviate slightly from the GDPR, may result in significant fines.
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
A recently enacted law, the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs, to include private insurance (i.e., it is an “all payer” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. The law includes a limited number of exceptions, some of which closely align with corresponding Anti-Kickback Statute exceptions and safe harbors and others that materially differ.
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
Unlike patents directed to specific genes, we do rely upon, in part, patent protection to protect technology that is not gene‑specific and that provides us with a potential competitive advantage as we focus on making comprehensive genetic information less expensive and more broadly available to our customers. In this regard, we have issued U.S. patents, pending U.S. patent applications and corresponding non-U.S. patents and patent applications directed to various aspects of our laboratory, analytic and business practices. We intend to pursue further patent protection where appropriate.

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
Customer concentration
We receive payment for our tests from partners, patients, institutional customers and third-party payers. As of December 31, 2018, substantially all our revenue has been derived from test reports generated from our assays. A single payer accounted for 22%, 13%, and 11% of our revenue for the years ended December 31, 2018, 2017, and 2016, respectively.

Employees
We had 788 employees as of December 31, 2018.
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
We have incurred substantial losses since our inception. For the years ended December 31, 2018, 2017 and 2016, our net losses were $129.4 million, $123.4 million and $100.3 million, respectively. At December 31, 2018, our accumulated deficit was $516.7 million. While our revenue has increased over time, we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may increase our operating expenses. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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

In 2017, we established a leading position in family health genetic information services through the strategic acquisition of reproductive health testing capabilities, which included our acquisition of Good Start Genetics, Inc., or Good Start, a molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders, and CombiMatrix Corporation, a company specializing in prenatal diagnosis, miscarriage analysis and pediatric developmental disorders. In 2017 we also acquired AltaVoice, formerly PatientCrossroads, a patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians, and Ommdom, Inc. and its product, CancerGene Connect, an end-to-end platform for collecting and managing genetic family histories to deliver personalized genetic risk information.
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
To finance any acquisitions or investments, we may raise additional funds. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. In addition, our stockholders may experience substantial dilution as a result of additional securities we may issue for acquisitions. Open market sales of substantial amounts of our common stock issued to stockholders of companies we acquire could also depress our share price. Alternatively, we may raise additional funds for our acquisition activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. In addition, our 2018 Note Purchase Agreement limits our ability to merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock and make investments, in each case subject to certain exceptions.
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
Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our test from most of the large commercial third-party payers in the United States, and the Centers for Medicare and Medicaid Services, or CMS, provides reimbursement for our multi-gene tests for hereditary breast cancer-related disorders as well as colon cancer. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient, which may result in further delay or decreased likelihood of collection.
In cases where we have established reimbursement rates with third-party payers, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payer to payer, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage if we do not adequately comply with these requirements. Our third-party payers have also requested, and in the future may request, audits of the amounts paid to us. We could be adversely affected if we are required to repay these or other payers for alleged overpayments due to lack of compliance with their reimbursement policies. In addition, we have experienced, and may continue to experience, delays in reimbursement when we transition to being an in-network provider with a payer.
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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development activities and pursue acquisitions. We believe our existing cash and cash equivalents as of December 31, 2018, revenue from sales of our tests and available debt under our 2018 Note Purchase Agreement will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the 12-month period following the filing date of this report. We may need additional funding to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our 2018 Note Purchase Agreement are subject to covenants, including quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Our obligations under our 2018 Note Purchase Agreement are secured by a security interest on substantially all of our and certain of our subsidiaries' assets.
The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, selling and marketing initiatives, or potential acquisitions. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•
dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, Inc., a subsidiary of Konica Minolta Inc., Athena Diagnostics, a subsidiary of

Quest Diagnostics Incorporated, Baylor Genetics, Blueprint Genetics, Inc., Centogene AG, Color Genomics, Inc., Connective Tissue Gene Test LLC, Cooper Surgical, Inc., Eurofins Scientific, GeneDx, a subsidiary of OPKO Health, Inc., MNG Laboratories, LLC, Myriad Genetics, Inc., Natera, Inc., Perkin Elmer, Inc., PreventionGenetics, LLC, Progenity, Inc. and Sema4 Genomics;

•	a few large, established general testing companies with large market share and significant channel power, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated;

•
a large number of clinical laboratories in an academic or healthcare provider setting that perform clinical genetic testing on behalf of their affiliated institutions and often sell and market more broadly; and

•
a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness including Illumina, Inc., which is also one of our suppliers.

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
Many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, higher margins on their tests, substantially greater financial, technological and research and development resources, selling and marketing capabilities, lobbying efforts, and more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests than we do, sell their tests at prices designed to win significant levels of market share, or obtain reimbursement from more third-party payers and at higher prices than we do. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-party payers are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of next generation sequencing for clinical diagnosis and preventative care increases. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. In addition, companies or governments that control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, some of our competitors have obtained approval or clearance for certain of their tests from the U.S. Food and Drug Administration, or FDA. If payers decide to reimburse only for tests that are FDA-approved or FDA-cleared, or if they are more likely to reimburse for such tests, we may not be able to compete effectively unless we obtain similar approval or clearance for our tests. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our tests, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.
We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy.
Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. We will likely need to continue expanding our sales force to facilitate our growth, and we may have difficulties locating, recruiting, training and retaining sales personnel. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. As we grow, any failure of our controls or interruption of our production facilities or systems will have a larger impact on our business and financial operations. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed. Future growth in our business could also make it difficult for us to maintain our corporate culture.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store sensitive data, including protected health information, personally identifiable information, credit card information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We also communicate sensitive patient data through our Invitae Family History Tool, Patient Insights Network, or PIN, and CancerGene Connect platform. In addition to storing and transmitting sensitive personal information that is subject to myriad legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions in our business and operations. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.
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
There has been unprecedented activity in the development of data protection regulation around the world. As a result, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. The European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018. The GDPR applies to any business, regardless of its location, that provides goods or services to residents in the European Union. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the European Union. The GDPR also grants individuals various rights in relation to their personal data including the right to access, rectification, objection to processing and deletion, and provides an individual with an express right to seek legal remedies if the individual believes his or her rights have been violated. Failure to comply with the requirements of the GDPR and the related national data protection laws of the member states of the European Union, which may deviate slightly from the GDPR, may result in significant fines.
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA and amended the law in September 2018 to exempt all protected health information (PHI) collected by certain parties subject to HIPAA. The effective date of the CCPA is January 1, 2020; however, legislators have stated that they intend to propose amendments to the CCPA before it goes into effect. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
It is possible the GDPR, CCPA and other data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country and state to state, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.
We rely on highly skilled personnel in a broad array of disciplines and, if we are unable to hire, retain or motivate these individuals, or maintain our corporate culture, we may not be able to maintain the quality of our services or grow effectively.
Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we expect the need to continue to expand our sales force with qualified and experienced personnel. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business, support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.
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
Our business model assumes that we will be able to generate significant test volume, and we may not succeed in continuing to drive clinical adoption of our test to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. Because broad-based testing panels are relatively new, it may be more difficult or take more time for us to expand clinical adoption of our assay beyond our current customer base. In addition, clinicians in other areas of medicine may not adopt genetic testing for hereditary disease as readily as it has been adopted in hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful. A lack of or delay in clinical acceptance of broad-based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing is expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. Also, we plan to introduce patient-initiated testing in 2019, in which we will facilitate the ordering of our genetic tests through an online network of physicians. Since we have limited experience directly marketing to patients, we may not be successful in increasing demand for our tests through this new channel. Patient-initiated testing may also be perceived negatively by our existing customer base of clinicians and genetic counselors, in which case our core business could be harmed.

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
The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians or geneticists, and lead to claims against us if someone were to allege that a test failed to perform as it was designed, if we failed to correctly interpret the test results, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. In addition, our entry into the reproductive health testing market exposes us to increased liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our reputation and results of operations.
Our industry is subject to rapidly changing technology and new and increasing amounts of scientific data related to genes and genetic variants and their role in disease. Our failure to develop tests to keep pace with these changes could make us obsolete.
In recent years, there have been numerous advances in methods used to analyze very large amounts of genomic information and the role of genetics and gene variants in disease and treatment therapies. Our industry has and will continue to be characterized by rapid technological change, increasingly larger amounts of data, frequent new testing service introductions and evolving industry standards, all of which could make our tests obsolete. Our future success will also depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. Our tests could become obsolete and our business adversely affected unless we continually update our offerings to reflect new scientific knowledge about genes and genetic variations and their role in diseases and treatment therapies.
Our success will depend in part on our ability to generate sales using our internal sales team and through alternative marketing strategies.
We may not be able to market or sell our current tests and any future tests we may develop effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests primarily through our internal sales force. Historically, our sales efforts have been focused primarily on hereditary cancer and more recently, on reproductive health. Our efforts to sell our tests to clinicians outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. We significantly increased the size of our sales force in 2017, 2018, and early 2019. Our future sales will also depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We also plan to increase our consumer advertising in connection with our introduction of patient-initiated testing in 2019, which could be costly. We have limited experience implementing these types of marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.
Outside the United States we use a limited number of distributors to assist with sales, logistics, education and customer support. Sales practices utilized by our distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts are not successful outside the United States, we may not achieve significant market acceptance for our tests outside the United States, which could adversely impact our business.
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
We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments, materials and services, and we may not be able to find replacements or immediately transition to alternative suppliers.
We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Illumina, Inc., Integrated DNA Technologies Incorporated, Qiagen N.V., Roche Holdings Ltd. and Twist Bioscience Corporation for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We do not have short- or long-term agreements with most of our suppliers, and our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations as well as our ability to conduct our tests, and it could take a substantial amount of time to integrate replacement equipment into our laboratory operations. We also rely on a subsidiary of Illumina, Verinata Health, Inc., to perform non-invasive prenatal screening, or NIPS, testing on our behalf. In the event of any disruption or termination of these services by Verinata, it may be difficult to find a replacement NIPS offering, which could harm our business, financial condition, results of operation and reputation.
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

If our laboratories in California become inoperable due to disasters or for any other reason, we will be unable to perform our tests and our business will be harmed.
We perform all of our tests at our production facilities in San Francisco and Irvine, California. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. This risk is especially high for us since we perform the substantial majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
We prepare our financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these accounting standards or practices may have a significant effect on our results of operations. For example, in May 2014, the Financial Accounting Standards Boards, or FASB, issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers (Topic 606),” which superseded most existing revenue recognition guidance. We implemented Topic 606 effective January 1, 2018. Please see Note 2, “Summary of significant accounting policies” in the Notes to Consolidated Financial Statements for more information.

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
We currently have a limited number of distribution arrangements in several countries outside of the United States. Doing business internationally involves a number of risks, including:

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
On December 22, 2017, President Trump signed The Tax Cuts and Jobs Act, the Tax Act, into law. The Tax Act contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time taxation of offshore earnings at reduced rates, elimination of U.S. tax on foreign earnings (subject to certain exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Although the Tax Act was generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. As a result of the lower corporate tax rate enacted as part of the Tax Act, we recorded a provisional estimate to reduce deferred tax assets by $48.8 million. The reduction in deferred tax assets was offset by a corresponding reduction in our valuation allowance resulting in no net impact to tax expense. We have determined that the adjustment to the deferred tax assets and valuation allowance recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a reasonable estimate at December 31, 2017. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and no material adjustments were recognized as of December 31, 2018.
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
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. Subsequently, on January 13, 2017, the FDA published a “discussion paper” in which it outlined a substantially revised “possible approach” to the oversight of LDTs. In December 2018, a draft bill titled the “Verifying Accurate Leading-edge IVCT Development Act of 2018”, or VALID Act, was released for discussion. The draft bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test, or IVCT, category of regulated products, which includes LDTs, and a regulatory structure under the FDA. As proposed, the draft bill grandfathers many existing tests from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and notification, adverse event reporting). We cannot predict if this draft bill will be enacted in its current (or any other) form and cannot quantify the effect of this draft bill on our business.
Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.
If the FDA ultimately regulates certain LDTs (either as medical devices or as part of a new stand-alone regulatory category for IVCTs), whether via individualized enforcement action, or more generally, as outlined in final guidance or final regulation, or as instructed by Congress, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition and results of operations.
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
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certifications to conduct our tests at our laboratories in San Francisco and Irvine, California. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.
We are also required to maintain licenses to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratories in San Francisco and Irvine, including the training and skills required of personnel and quality control. We also maintain out-of-state laboratory licenses to conduct testing on specimens from Maryland, New York, Pennsylvania and Rhode Island.

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
The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. CAP asserts that its program is “designed to go well beyond regulatory compliance” and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have CAP accreditations for our laboratories. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.
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

•
the federal false claims law, which impose liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

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
We have adopted policies and procedures designed to comply with these laws and regulations. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance may also be subject to governmental review. The growth of our business and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including administrative, civil and criminal penalties, damages, fines, individual imprisonment, exclusion from participation in Federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
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
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under the final rule that implements PAMA, which was promulgated by CMS in June 2016, clinical laboratories must report to CMS private payer rates beginning in 2017 and every three years thereafter for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests and every year for advanced diagnostic laboratory tests.
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
As set forth in the PAMA final rule, for tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology, similar to prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of 2021 through 2023 (following a second round of private payer rate reporting in 2020 to establish rates for 2021 through 2023).
PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The CPT® Editorial Panel approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA, but it is unclear how these codes would apply to our tests.
In March 2018, CMS published a final national coverage determination, or NCD, for next generation sequencing, or NGS, tests for patients with advanced cancer. The final NCD establishes full coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stage III or IV cancer) who have not have previously been tested with the same test for the same primary diagnosis of cancer or are seeking repeat testing for a new primary cancer diagnosis, and have decided to seek further cancer treatment. The final NCD also gives MACs the authority to establish local coverage for NGS-based assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria. It is unclear, however, whether MACs retain the authority to establish local coverage for NGS-based tests provided for patients with cancer that do not meet the above-referenced criteria - e.g., patients with earlier stage cancers or patients with a personal history of cancer - or if such tests are nationally non-covered under the NCD. If CMS interprets the final NCD to exclude coverage for patients with earlier stage cancers or personal history of cancer, MACs will no longer have discretion to cover our current tests when offered to such patients, notwithstanding historical Medicare coverage for such tests. An interpretation of the NCD that results in Medicare non-coverage for our current and future assays would have significant negative impact on our business, financial condition and results of operations.
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
Our activities currently require the use of hazardous chemicals and biological material. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. In 2018, we decommissioned our laboratory in Cambridge, Massachusetts; however, we could be held liable for any damages resulting from our prior use of hazardous chemicals and biological materials at this facility. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant, and our failure to comply may result in substantial fines or other consequences, and either could negatively affect our operating results.
We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.
We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We use a limited number of independent distributors to sell our tests internationally, which requires a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.
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
As a public company, we incur significant legal, accounting and other expenses , including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE, impose a number of requirements on public companies, including with respect to corporate governance practices. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in 2010, includes significant corporate governance and executive-compensation-related provisions. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time-consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We need to maintain and enhance these processes and controls as we grow and we have required, and may continue to require, additional personnel and resources to do so.
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
At December 31, 2018, our total gross deferred tax assets were $131.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.
We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. In addition, our 2018 Note Purchase Agreement limits our ability to pay dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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

Our headquarters and main production facility is located in San Francisco, California, where we currently lease and occupy approximately 103,000 square feet of laboratory and office space. The lease for this facility expires in July 2026 and we may renew the lease for an additional ten years.
Our subsidiary Good Start leases approximately 67,000 square feet of laboratory and office space in Massachusetts, and our subsidiary CombiMatrix leases approximately 12,000 square feet of laboratory and office space in Irvine, California. We also lease additional facilities in Palo Alto and Oakland, California.
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

ITEM 4.	Mine Safety Disclosure.
Not applicable.

Executive Officers of the Registrant
The names of our executive officers and other corporate officers, and their ages as of February 28, 2019, are as follows:

Name	Age	Position
Executive officers
Randal W. Scott, Ph.D.	61	Executive Chairman and Director
Sean E. George, Ph.D.	45	President, Chief Executive Officer, Director and Co-Founder
Lee Bendekgey	61	Chief Operating Officer and Secretary
Thomas R. Brida	48	General Counsel
Shelly D. Guyer	58	Chief Financial Officer
Robert L. Nussbaum, M.D.	69	Chief Medical Officer
Katherine A. Stueland	43	Chief Commercial Officer
Randal W. Scott, Ph.D. has served as our Executive Chairman since January 2017 and as a director since 2010. From August 2012 through January 2017, Dr. Scott served as our Chief Executive Officer. From 2000 through August 2012, Dr. Scott held a number of positions at Genomic Health, Inc., a publicly held genomic information company which he co-founded in 2000, most recently serving as the Chief Executive Officer of a wholly-owned subsidiary of Genomic Health, and as a director. Dr. Scott also served as Executive Chairman of the Board of Genomic Health from January 2009 until March 2012 and as Chairman of the Board and Chief Executive Officer from August 2000 until December 2008. Dr. Scott was a founder of Incyte Corporation, which at the time was a genomic information company, and served in various roles from 1991 through 2000, including Chairman of the Board, President and Chief Scientific Officer. Dr. Scott holds a B.S. in Chemistry from Emporia State University and a Ph.D. in Biochemistry from the University of Kansas.
Sean E. George, Ph.D. is one of our co-founders and has been our President and Chief Executive Officer since January 2017, a position he also held from January 2010 through August 2012. Dr. George also served as our President since August 2012 and he served as our Chief Operating Officer from August 2012 until January 2017. He has also served as a director since January 2010. Prior to co-founding Invitae, Dr. George served as Chief Operating Officer from 2007 to November 2009 at Navigenics, Inc., a personalized medicine company. Previously, he served as Senior Vice President of Marketing and Senior Vice President, Life Science Business at Affymetrix, Inc., a provider of life science and molecular diagnostic products, as well as Vice President, Labeling and Detection Business at Invitrogen Corporation, a provider of tools to the life sciences industry, during his tenure there from 2002 to 2007. Dr. George holds a B.S. in Microbiology and Molecular Genetics from the University of California Los Angeles, an M.S. in Molecular and Cellular Biology from the University of California Santa Barbara, and a Ph.D. in Molecular Genetics from the University of California Santa Cruz.

Lee Bendekgey has served as our Chief Operating Officer since June 2017. Mr. Bendekgey also served as our Chief Financial Officer from November 2013 to June 2017 and as our General Counsel from November 2013 through January 2017. Prior to joining our company, he was the General Counsel of DNAnexus, Inc., a cloud-based genome informatics and data management company, from September 2011 to October 2013. From March 2009 until September 2011, Mr. Bendekgey pursued personal interests. Prior to that, he was Chief Financial Officer and General Counsel for Nuvelo, Inc., a biopharmaceutical company, from July 2004 to March 2009. Mr. Bendekgey also served as General Counsel and Chief Financial Officer for Incyte Corporation from 1998 to 2004. Mr. Bendekgey holds a B.A. in French and Political Science from Kalamazoo College and a J.D. from Stanford Law School.
Thomas R. Brida has served as our General Counsel since January 2017. Mr. Brida also served as our Deputy General Counsel from January 2016 to January 2017. Prior to joining Invitae, he was Associate General Counsel at Bio-Rad Laboratories, a life science research and clinical diagnostics manufacturer, from January 2004 to January 2016. He holds a B.A. from Stanford University and a J.D. from the U.C. Berkeley School of Law.
Shelly D. Guyer has served as our Chief Financial Officer since June 2017. Ms. Guyer served as Chief Financial Officer of Veracyte, Inc., a genomic diagnostics company, from April 2013 to December 2016 and served as Veracyte’s Secretary from April 2013 to March 2014. Previously, she served as Chief Financial Officer and Executive Vice President of Finance and Administration of iRhythm Technologies, Inc., a digital healthcare company, from April 2008 to December 2012. From March 2006 to August 2007, Ms. Guyer served as Vice President of Business Development and Investor Relations of Nuvelo, Inc., a biopharmaceutical company. Prior to joining Nuvelo, Ms. Guyer worked at J.P. Morgan Securities and its predecessor companies for over 17 years, serving in a variety of roles including in healthcare investment banking. Ms. Guyer holds an A.B. in Politics from Princeton University and an M.B.A. from the Haas School of Business at the University of California Berkeley.
Robert L. Nussbaum, M.D. has served as our Chief Medical Officer since August 2015. From April 2006 to August 2015, he was chief of the Division of Genomic Medicine at UCSF Health where he also held leadership roles in the Cancer Genetics and Prevention Program beginning in January 2009 and the Program in Cardiovascular Genetics beginning in July 2007. From April 2006 to August 2015, he served as a member of the UCSF Institute for Human Genetics. Prior to joining UCSF Health, Dr. Nussbaum was chief of the Genetic Disease Research Branch of the National Human Genome Research Institute, one of the National Institutes of Health, from 1994 to 2006. He is a member of the National Academy of Medicine and a fellow at the American Academy of Arts and Sciences. Dr. Nussbaum is a board-certified internist and medical geneticist who holds a B.S. in Applied Mathematics from Harvard College and an M.D. from Harvard Medical School in the Harvard-MIT joint program in Health Sciences and Technology. He completed his residency in internal medicine at Barnes-Jewish Hospital and a fellowship in medical genetics at the Baylor College of Medicine.
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
As of February 22, 2019, there were 48 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our 2018 Note Purchase Agreement limits our ability to pay dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
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
_________________________________________________________________

(*)
The above graph shows the cumulative total stockholder return of an investment of $100 in cash from February 12, 2015 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2018 for: (i) our common stock; (ii) the S&P 500 Index; and (iii) the S&P 500 Healthcare Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to be forecasts or indicative of future stockholder returns.

	2/12/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Invitae Corporation	$100.00	$48.15	$46.57	$53.26	$64.87
S&P 500	$100.00	$97.87	$107.20	$128.02	$120.03
S&P 500 Healthcare Index	$100.00	$102.41	$97.94	$117.53	$123.05
ITEM 6.    Selected Financial Data.
The information set forth below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2018 and 2017 and the selected consolidated statements of operations data for each of the years ended December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2016, 2015 and 2014 and the selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2018 (1)	2017 (2)	2016	2015 (3)	2014
	(In thousands except per share data)
Consolidated Statements of Operations Data
Test revenue	$144,560	$65,169	$24,840	$8,378	$1,604
Other revenue	3,139	3,052	208	—	—
Total revenue	147,699	68,221	25,048	8,378	1,604
Costs and operating expenses:
Cost of revenue (4)	80,105	50,142	27,878	16,523	5,624
Research and development (4)	63,496	46,469	44,630	42,806	22,063
Selling and marketing (4)	74,428	53,417	28,638	22,479	8,669
General and administrative (4)	52,227	39,472	24,085	16,047	12,600
Total costs and operating expenses	270,256	189,500	125,231	97,855	48,956
Loss from operations	(122,557)	(121,279)	(100,183)	(89,477)	(47,352)
Other income (expense), net	(2,568)	(303)	348	(94)	(79)
Interest expense	(7,030)	(3,654)	(421)	(211)	(61)
Net loss before taxes	(132,155)	(125,236)	(100,256)	(89,782)	(47,492)
Income tax benefit	(2,800)	(1,856)	—	—	—
Net loss	$(129,355)	$(123,380)	$(100,256)	$(89,782)	$(47,492)
Net loss per share, basic and diluted (5)	$(1.94)	$(2.65)	$(3.02)	$(3.18)	$(56.14)
Shares used in computing net loss per share, basic and diluted	66,747	46,512	33,176	28,213	846

	As of December 31,
	2018 (1)	2017 (2)	2016	2015 (3)	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$112,158	$12,053	$66,825	$73,238	$107,027
Working capital	129,127	53,294	87,047	120,433	102,020
Total assets	282,959	211,078	130,651	156,676	128,778
Capital lease obligations	3,312	5,412	1,575	3,164	3,535
Debt	74,477	39,084	12,102	7,040	—
Total liabilities	121,120	89,284	31,577	18,300	10,049
Convertible preferred stock	—	—	—	—	202,305
Accumulated deficit	(516,712)	(398,598)	(275,218)	(174,962)	(85,180)
Total stockholders' equity (deficit)	161,839	121,794	99,074	138,376	(83,576)
___________________________________________________________________
(1)On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective transition method. Prior period amounts are presented as originally reported based upon the accounting standards in effect for those periods.

(2)In 2017, we completed the acquisition of four businesses which are included in our selected consolidated financial data as of each acquisition date.

(3)Upon the closing of our initial public offering in February 2015, 141,131,524 shares of convertible preferred stock then outstanding converted into 23,521,889 shares of common stock.

(4)Includes employee stock‑based compensation as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cost of revenue	$2,960	$2,093	$1,353	$368	$102
Research and development	7,017	6,158	4,976	1,545	382
Selling and marketing	4,887	3,956	1,709	688	216
General and administrative	5,986	7,014	2,661	876	271
Total stock-based compensation	$20,850	$19,221	$10,699	$3,477	$971

(5)See Note 2, "Summary of significant accounting policies," and Note 13, "Net loss per share," in our audited consolidated financial statements included elsewhere in this report for an explanation of the calculations of our basic and diluted net loss per share.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in Item 8 of this report. Historic results are not necessarily indicative of future results.
Business overview
We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets. We acquired four businesses in 2017 and in doing so expanded our suite of genome management offerings and completed our entry into prenatal and perinatal genetic testing.
In 2017, we established a leading position in family health genetic information services through the strategic acquisition of reproductive health testing capabilities. In January 2017, we acquired AltaVoice, formerly PatientCrossroads, a patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians. This acquisition was complemented by the acquisition in June 2017 of Ommdom, Inc. and its product, CancerGene Connect, an end-to-end platform for collecting and managing genetic family histories to deliver personalized genetic risk information. In August 2017, we acquired Good Start Genetics, Inc., or Good Start, a molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. In November 2017, we completed our acquisition of CombiMatrix Corporation (CombiMatrix), a company specializing in prenatal diagnosis, miscarriage analysis and pediatric developmental disorders.
We have experienced rapid growth. For the years ended December 31, 2018, 2017 and 2016, our revenue was $147.7 million, $68.2 million and $25.0 million, respectively and we incurred net losses of $129.4 million, $123.4 million and $100.3 million, respectively. At December 31, 2018, our accumulated deficit was $516.7 million. We increased our number of employees to 788 at December 31, 2018 from 594 on December 31, 2017. Our sales force grew to 128 at December 31, 2018 from 103 at December 31, 2017. We expect headcount will continue to increase in 2019 as we add staff to support anticipated growth.
Sales of our tests have grown significantly. In 2018, 2017 and 2016, we generated approximately 292,000, 145,000 and 57,000 billable tests, respectively. Through December 31, 2018, approximately 29% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assays are tests for which private insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient which may result in further delay or decreased likelihood of collection.
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

Success obtaining and maintaining reimbursement
Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. As of December 2018, we have entered in to contracts for laboratory services with payers covering approximately 264 million lives, comprised of Medicare, most national health plans, and Medicaid in 37 states, including California (Medi-Cal), our home state.
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
Ability to lower the costs associated with performing our tests
Reducing the costs associated with performing our genetic tests is both a near-term focus and a strategic objective of ours. Over the long term, we need to continue to reduce the cost of performing tests by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials, porting some tests onto next generation sequencing platforms and negotiating favorable terms for our materials purchases. We also intend to continue to design and implement hardware and software tools that will reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test.
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
Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities and expand the functionality of our website. We plan to hire additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facility in San Francisco to accommodate growth. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter, as we focus on building out different aspects of our business.

How we recognize revenue
From inception through December 31, 2017, we recognized revenue principally when cash was received. Effective January 1, 2018, we implemented Financial Accounting Standards Board Accounting Standards Codification Topic 2014-09, Revenue from Contracts with Customers ("Topic 606"), using the modified retrospective method. (See Note 3, “Revenue, accounts receivable and deferred revenue” in the Notes to Consolidated Financial Statements included elsewhere in this report.) Prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods. Under Topic 606, we generally recognize revenue on an accrual basis, which is when a customer obtains control of the promised goods or services, typically a test report. Accrual amounts recognized are based on estimates of the consideration that we expect to receive and such estimates will be adjusted and subsequently recorded until fully settled. Changes to such estimates may increase or decrease revenue recognized in future periods. Revenue from our tests may not be equal to billed amounts due to a number of factors, including differences in reimbursement rates, the amounts of patient copayments, the existence of secondary payers and claims denials.
Financial overview
Revenue
We primarily generate revenue from the sale of our tests, which provide the analysis and associated interpretation of the sequencing of parts of the genome. Clients are billed upon delivery of test results to the physician. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers, enter into contracts with institutions and partners, and increase the rate at which we are paid for tests performed.
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and includes expenses for materials and supplies, personnel-related costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation and utilities. Costs associated with performing our test are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions, but it could fluctuate quarter-to-quarter.
Operating expenses
Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.
Research and development
Research and development expenses represent costs incurred to develop our technology and future tests. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests and with our efforts to lower the cost of performing our test. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, deliver reports and automate our business processes. These costs consist of personnel-related costs, laboratory supplies and equipment expenses, consulting costs, amortization of acquired intangibles, and allocated overhead including rent, information technology, equipment depreciation and utilities.
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase as we continue our efforts to develop additional tests, make investments to reduce testing costs and work on scaling the business.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, amortization of acquisition-related intangible assets and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our selling and marketing expenses to significantly increase as we expand our salesforce and increase our advertising.

General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions. These expenses include personnel-related costs, audit and legal expenses, consulting costs, amortization of acquisition-related intangible assets, losses incurred in relation to collaboration agreements and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our general and administrative expenses to increase at a moderate growth rate as we support continued growth of operations.
Other income (expense), net
Other income (expense), net, primarily consists of interest income, offset by losses on extinguishment of debt, adjustments to fair value of acquisition liabilities, and losses on disposal of assets.
Interest expense
Interest expense is attributable to debt financing and capital leases. See Note 9 “Commitments and contingencies” in the Notes to Consolidated Financial Statements included elsewhere in this report.
Income tax benefit
Income tax benefit primarily consists of tax impacts of our deferred income tax asset assessments resulting from our acquisitions.
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
Effective January 1, 2018, we adopted ASC Topic 606. Under Topic 606 we generally recognize revenue on an accrual basis, that is when a customer obtains control of the promised goods or services which for us is delivery of a test report. Accrual amounts recognized under Topic 606 are based on an estimate of the consideration that we expect to receive, and such estimates will be adjusted and subsequently recorded until fully settled. The estimate of the consideration that we expect to receive requires significant judgment by management and any adjustments may be material. Prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.
Business Combinations - Purchase Accounting
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

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase prices of acquisitions are allocated to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of purchase prices over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred. While we use our best estimates and assumptions as a part of the process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. Our key assumptions used have included projected revenue, cost of goods sold and operating expenses for the acquired entities, as well as discount rates. As a result, during the measurement period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the measurement period in our operating results in the period in which the adjustments were determined.
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, or ASC 350, we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. ASC 350 requires us to perform an impairment review of our goodwill balance at least annually, which we do in the fourth quarter of each year for our single consolidated reporting unit, and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
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
For the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation expense of $20.9 million, $19.2 million and $10.7 million, respectively. At December 31, 2018, unrecognized compensation expense related to unvested stock options was $4.5 million, which we expect to recognize over a weighted-average period of 1.8 years. Unrecognized compensation expense related to RSUs at December 31, 2018, net of estimated forfeitures, was $22.6 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.1 years.
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
Expected volatility—Because we were privately held until our initial public offering in February 2015 and did not have any trading history for our common stock, we have estimated expected volatility using our own stock price volatility when available as well as the average volatility for comparable publicly traded life sciences companies, including molecular diagnostics companies, over a period equal to the expected term of stock option grants and RSUs. When selecting comparable publicly-traded biopharmaceutical companies, including molecular diagnostics companies, we have selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. We have computed historical volatility data using daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate expected volatility for ESPP purchases using our own stock price volatility over the expected six-month term of the ESPP purchase period.
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

Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Dollar	%
	2018	2017	Change	Change
Revenue:
Test revenue	$144,560	$65,169	$79,391	122%
Other revenue	3,139	3,052	87	3%
Total revenue	147,699	68,221	79,478	117%
Operating expenses:
Cost of revenue	80,105	50,142	29,963	60%
Research and development	63,496	46,469	17,027	37%
Selling and marketing	74,428	53,417	21,011	39%
General and administrative	52,227	39,472	12,755	32%
Total operating expenses	270,256	189,500	80,756	43%
Loss from operations	(122,557)	(121,279)	(1,278)	1%
Other income (expense), net	(2,568)	(303)	(2,265)	748%
Interest expense	(7,030)	(3,654)	(3,376)	92%
Net loss before taxes	(132,155)	(125,236)	(6,919)	6%
Income tax benefit	(2,800)	(1,856)	(944)	51%
Net loss	$(129,355)	$(123,380)	$(5,975)	5%
Revenue
The increase in revenue of $79.5 million for the year ended December 31, 2018 compared to the same period in 2017 was due primarily to increased test volume from growth in our historical business as well as the full year impact from our acquisitions of AltaVoice, Good Start Genetics and CombiMatrix completed in 2017. Billable test volumes increased to approximately 292,000 during the year ended December 31, 2018 compared to 145,000 in the same period in 2017. Average revenue per test increased to $495 per test during the year ended December 31, 2018 compared to $449 in the same period in 2017. Test revenue during the year ended December 31, 2018 included $4.3 million of revenue recognized in 2018 relating to notification from Medicare of approval for payment of certain Current Procedure Terminology (CPT) codes and $2.0 million in cash received from customers which exceeded our estimated collections.
Cost of revenue
The increase in the cost of revenue of $30.0 million for the year ended December 31, 2018 compared to the same period in 2017 was primarily due to costs associated with increased test volume partially offset by the effect of cost efficiencies. For the year ended December 31, 2018, the number of samples accessioned increased to approximately 303,000 from approximately 150,000 for the same period in 2017. Cost per sample accessioned was $264 in 2018 compared to $335 in 2017. The decrease in the cost per sample accessioned was primarily attributable to increased volume which resulted in lower labor costs and to production improvements which resulted in material efficiencies, and to automation and software improvements which reduced the medical interpretation time per report.

Research and development
The increase in research and development expense of $17.0 million for the year ended December 31, 2018 compared to the same period in 2017 was due to growth in the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel costs which increased by $19.2 million due primarily to increases in headcount; lab expenses increased by $4.8 million due to increases in development activities; depreciation and amortization expense increased by $1.9 million principally due to amortization of intangible assets associated with business acquisitions; professional fees increased by $1.5 million reflecting increased utilization of outside consultants; information technology costs increased by $1.4 million due to increased spending on networking equipment and software licenses; and stock-based compensation costs increased by $0.9 million and travel-related costs increased by $0.6 million, both due to increases in headcount. These cost increases were partially offset by an increase of $14.4 million in allocations of resources from research and development to cost of revenue, to support the increase in production volumes.
Selling and marketing
The increase in selling and marketing expenses of $21.0 million for the year ended December 31, 2018 compared to the same period in 2017 was due to growth in the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: increases in personnel costs of $11.5 million due to increases in headcount, marketing costs, principally for branding initiatives, increased by $3.2 million, travel expenses increased by $2.3 million due to our growing sales force, amortization expense increased by $1.5 million due to amortization of intangible assets associated with business acquisitions, stock-based compensation increased by $0.9 million due to increases in headcount, and information technology costs increased by $0.8 million.
General and administrative
The increase in general and administrative expenses of $12.8 million for the year ended December 31, 2018 compared to the same period in 2017 was primarily due to the growth of the business and the effect of business acquisitions in 2017 and principally consisted of the following elements: personnel-related costs increased by $6.5 million principally due to increases in headcount, including an internal billings and collections team hired to replace third-party billings and collection contractors; $2.9 million of losses related to our collaboration agreement with KEW, Inc. with no similar expense in 2017; right of first refusal payments relating to the collaboration agreement with KEW and a separate co-development agreement with a different privately held genetics company were $2.6 million with no similar costs in 2017 (see Note 8, "Investment in privately held company," and Note 9, "Commitments and contingencies," in the Notes to Consolidated Financial Statements included elsewhere in this report for further details on these arrangements); professional fees increased by $2.3 million principally due to the utilization of outside consultants to augment existing staff; occupancy costs increased by $2.2 million, due principally to costs related to facilities acquired through business acquisitions; information technology costs increased by $1.5 million due primarily to computer equipment and software purchases to support headcount growth; and travel expenses increased by $0.7 million due to increases in headcount.
These cost increases were offset by increased allocations of technology and facilities-related expenses to other functional areas of $2.9 million, reduction of depreciation and amortization costs of $1.5 million and a decrease in stock-based compensation of $1.0 million.
Other income (expense), net
The increase in other expense, net of $2.3 million for the year ended December 31, 2018 compared to the same period in 2017 was principally due to a loss on extinguishment of debt of $5.3 million recorded in November 2018 compared to $0.7 million in 2017. This charge in November 2018 related to our repayment in full, and prior to the scheduled maturity date, of the balance of our obligations under a Loan and Security Agreement entered into in 2017 ("2017 Loan Agreement"). This was partially offset by a gain on remeasurement of an acquisition-related liability from AltaVoice of $1.6 million in the first quarter of 2018 as well as an increase in interest income of $0.7 million.
Interest expense
The increase in interest expense of $3.4 million for the year ended December 31, 2018 compared to the same period in 2017 was due principally to the impact of borrowings under the 2017 Loan Agreement entered into in March 2017 as well as borrowings under a separate arrangement in November 2018. See Note 9, “Commitments and contingencies” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Income tax benefit
The increase in income tax benefit of $0.9 million for the year ended December 31, 2018 compared to the same period in 2017 was due primarily to changes in our deferred income taxes during 2017 resulting from the completion of our analyses associated with the acquisitions of AltaVoice and Ommdom as compared to changes in our deferred income taxes during 2018 resulting from the completion of our analysis of historical net operating losses for CombiMatrix.
Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Dollar	%
	2017	2016	Change	Change
Revenue:
Test revenue	$65,169	$24,840	$40,329	162%
Other revenue	3,052	208	2,844	1,367%
Total revenue	68,221	25,048	43,173	172%
Operating expenses:
Cost of revenue	50,142	27,878	22,264	80%
Research and development	46,469	44,630	1,839	4%
Selling and marketing	53,417	28,638	24,779	87%
General and administrative	39,472	24,085	15,387	64%
Total operating expenses	189,500	125,231	64,269	51%
Loss from operations	(121,279)	(100,183)	(21,096)	21%
Other income (expense), net	(303)	348	(651)	(187)%
Interest expense	(3,654)	(421)	(3,233)	768%
Net loss before taxes	(125,236)	(100,256)	(24,980)	25%
Income tax benefit	(1,856)	—	(1,856)	(100)%
Net loss	$(123,380)	$(100,256)	$(23,124)	23%
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
Cost of revenue
The increase in the cost of revenue of $22.3 million for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to costs associated with increased test volume partially offset by the effect of cost efficiencies. For the year ended December 31, 2017, the number of samples accessioned increased to approximately 150,000 from approximately 59,000 for the same period in 2016. This increase included approximately 13,000 Good Start Genetics samples and 2,000 CombiMatrix samples. Cost per sample accessioned was $335 in 2017 compared to $473 in 2016. The decrease in the cost per sample was primarily attributable to increased volume, which led to higher labor efficiencies, to production improvements which resulted in lower materials costs, and to automation and software improvements which have reduced the medical interpretation time per report.

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
Selling and marketing
The increase in selling and marketing expenses of $24.8 million for the year ended December 31, 2017 compared to the same period in 2016 was due primarily to increased personnel costs of $16.1 million including increases of $12.4 million in salaries and benefits, $2.8 million in sales commissions and $0.9 million in other payroll related costs. Facilities and information technology costs increased by $4.7 million, reflecting costs associated with our new production facility and headquarters, which became fully operational in February 2017. Stock-based compensation increased by $2.2 million and travel costs increased by $2.1 million reflecting our growing sales force. In addition, marketing costs increased by $1.0 million and professional services costs increased by $0.4 million.
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
Other income (expense), net
The decrease in other income (expense), net of $0.7 million for the year ended December 31, 2017 compared to the same period in 2016 was principally due to a loss on extinguishment of debt of $0.7 million recorded in March 2017. This charge related to our repayment in full, and prior to the scheduled maturity date, of the balance of our obligations under an agreement entered into in July 2015, or the 2015 Loan Agreement.

Interest expense
The increase in interest expense of $3.2 million for the year ended December 31, 2017 compared to the same period in 2016 was due principally to borrowings, under the 2017 Loan Agreement. See Note 9, “Commitments and contingencies” in the Notes to Consolidated Financial Statements included elsewhere in this report. We borrowed $40.0 million pursuant to the 2017 Loan Agreement in March 2017.
Income tax benefit
The income tax benefit of $1.9 million recorded in the year ended December 31, 2017 was due to changes in our deferred income tax asset valuation allowances resulting from our acquisitions of AltaVoice in January 2017 and Ommdom in June 2017.
Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the years ended December 31, 2018, 2017 and 2016, our net losses were $129.4 million, $123.4 million and $100.3 million, respectively, and we expect to incur additional losses in the near term. At December 31, 2018, we had an accumulated deficit of $516.7 million. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
Since inception, our operations have been financed primarily by net proceeds from sales of our capital stock, fees collected from our customers as well as borrowing from debt facilities.
From inception through December 31, 2018, we have entered into various capital lease agreements for an aggregate financing amount of $15.2 million to obtain laboratory equipment. The terms of our capital leases are typically three years and are secured by the underlying equipment.
In November 2018, we entered into a Note Purchase Agreement (the "2018 Note Purchase Agreement") pursuant to which we are eligible to borrow an aggregate principal amount up to $200.0 million over its maturity term of 7 years which includes an initial borrowing of $75.0 million in November 2018 which we used to extinguish our previous debt. The outstanding principal amount under the 2018 Note Purchase Agreement bears interest at a rate of 8.75% annually. In addition, beginning on January 1, 2020 and continuing until the maturity date, we will make quarterly payments of 0.5% of our annual net revenues subject to a maximum annual amount of such payments of $1.6 million which will be recognized as interest expense. Through the fixed interest charges and the quarterly revenue payments, we are required to pay total amounts to generate an 11% internal rate of return to the lender on any outstanding principal balances due in a lump-sum upon the repayment or maturity of any outstanding principal. See more details on the 2018 Note Purchase Agreement in Note 9, “Commitments and contingencies” in the Notes to Consolidated Financial Statements included elsewhere in this report.
The 2018 Note Purchase Agreement contains quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions.
In connection with the 2018 Note Purchase Agreement, in November 2018, we entered into a Securities Purchase Agreement pursuant to which the lender purchased 373,524 shares of our common stock at a price of $13.39 per share for an aggregate amount of $5.0 million. The price paid by the lender was calculated based on the 15-day average closing share price prior to the issuance. The fair value of the common stock purchased by the lender was $5.4 million.
At December 31, 2018 and 2017, we had $131.9 million and $76.0 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We estimate our capital expenditures for the full year 2019 will be approximately $10.0 million.
We have incurred substantial losses since our inception, and we expect to continue to incur losses in the near term. We believe our existing cash, cash equivalents and marketable securities as of December 31, 2018, revenue from the sale of our tests, and notes available to us pursuant to the 2018 Note Purchase Agreement, will be sufficient to meet our anticipated cash requirements for the foreseeable future.

We may need additional funding to finance operations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and will determine the timing, nature and size of future financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. We also may elect to finance future acquisitions. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan, and have an adverse effect on our business, results of operations and future prospects.
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash used in operating activities	$(92,220)	$(97,981)	$(76,317)
Cash provided by (used in) investing activities	35,773	(36,953)	16,061
Cash provided by financing activities	157,152	80,871	53,709
Net increase (decrease) in cash, cash equivalents and restricted cash	$100,705	$(54,063)	$(6,547)
Cash flows from operating activities
For the year ended December 31, 2018, cash used in operating activities of $92.2 million principally resulted from our net loss of $129.4 million offset by non-cash charges of $20.9 million for stock-based compensation, $13.5 million for depreciation and amortization, $5.3 million related to debt extinguishment costs, $2.9 million of impairment losses related to our collaboration agreement with KEW, $0.8 million of other non-cash adjustments and $0.4 million for remeasurements of liabilities associated with business combinations, all partially offset by a $2.9 million benefit from income taxes resulting from the completion of our analysis of historical net operating losses for CombiMatrix. The net effect on cash of changes in net operating assets was a use of cash of $3.8 million due principally to the effect of increase in accounts receivable due to timing of collections partially offset by an increase in accrued and other liabilities.
For the year ended December 31, 2017, cash used in operating activities of $98.0 million principally resulted from our net loss of $123.4 million and non-cash income tax benefits offset by non-cash charges of $19.2 million for stock-based compensation, $9.2 million for depreciation and amortization and $1.8 million for remeasurements of liabilities associated with business combinations. The net effect on cash of changes in net operating assets was a use of cash of $3.4 million due principally to the effect of increase in accounts receivable.
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
Cash flows from investing activities
For the year ended December 31, 2018, cash provided by investing activities of $35.8 million resulted primarily from proceeds from maturities and sales of marketable securities exceeding purchases of marketable securities by $42.7 million and purchases of property and equipment of $6.0 million.
For the year ended December 31, 2017, cash used in investing activities of $37.0 million resulted primarily from purchases of marketable securities exceeding proceeds from maturities of marketable securities by $33.1 million and purchases of property and equipment of $6.7 million, partially offset by $2.8 million cash acquired from acquisition of businesses.
For the year ended December 31, 2016, cash provided by investing activities of $16.1 million resulted primarily from proceeds from maturities of marketable securities exceeding purchases of marketable securities by $27.7 million, partially offset by purchases of property and equipment of $11.6 million.

Cash flows from financing activities
For the year ended December 31, 2018, cash provided by financing activities of $157.2 million consisted of net proceeds from the public offerings of common stock of $112.4 million, net proceeds of $93.9 million from the second term loan under the Amended 2017 Loan Agreement and from the 2018 Note Purchase Agreement, and cash received from issuances of common stock totaling $17.5 million (which includes $6.5 million received from exercises of warrants issued pursuant to the acquisition of CombiMatrix (see Note 4, “Business combinations,” in the Notes to Consolidated Financial Statements included elsewhere in this report), $5.0 million received pursuant to the Securities Purchase Agreement entered into in connection with our 2018 Note Purchase Agreement, employee stock purchases of $3.2 million, and stock option exercises of $2.7 million). These cash inflows were partially offset by loan payments of $60.0 million to extinguish our 2017 Loan Agreement, payments of $4.6 million related to the extinguishment of our 2017 Loan Agreement and related amendments and capital lease payments of $2.1 million.
For the year ended December 31, 2017, cash provided by financing activities of $80.9 million consisted of net proceeds of $68.9 million from a private placement, net proceeds of $39.7 million from an initial term loan under the 2017 Loan Agreement and cash received from employee stock plan purchases, exercises of stock options and exercises of warrants totaling $5.7 million. These cash inflows were partially offset by a cash payment of $18.4 million to settle loan obligations assumed in the Good Start acquisition, other loan payments of $12.1 million and capital lease obligations payments of $3.0 million.
For the year ended December 31, 2016, cash provided by financing activities of $53.7 million resulted from net proceeds from an underwritten public offering of common stock of $47.1 million, borrowings of $7.5 million under the a loan agreement and cash received from exercises of stock options of $3.1 million, partially offset by loan payments of $2.4 million and capital lease obligations payments of $1.6 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of December 31, 2018 (in thousands):

Contractual obligations:	2019	2020 and 2021	2022 and 2023	2024 and beyond	Total
Operating leases(1)	$10,774	$21,969	$19,965	$25,715	$78,423
Capital leases	2,087	1,413	—	—	3,500
Debt	6,654	16,576	16,558	89,998	129,786
Purchase commitments	3,040	4,480	—	—	7,520
Total	$22,555	$44,438	$36,523	$115,713	$219,229
_____________________________________
(1) Operating lease commitments are net of total sublease payments of $0.2 million.
In September 2015, we entered into a lease agreement for our current production facility and headquarters in San Francisco, California, in which we commenced occupancy and operations in January 2017. This lease expires in July 2026. Leases for other facilities in California and Massachusetts expire at various dates from 2019 through 2026. Aggregate future minimum lease payments for these facilities are included in the table above.
Debt in the table above includes principal and interest payments pertaining our 2018 Note Purchase Agreement.
In the normal course of business, we enter into various purchase commitments primarily related to service agreements, laboratory supplies and a co-development agreement. Our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year are included above.
See Note 9, "Commitments and contingencies" in the Notes to Consolidated Financial Statements for additional details regarding our leases, debt, and purchase commitments.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements. See Note 8, "Investments in privately held company" in the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion of our holding in a variable interest entity.
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
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations under our 2018 Note Purchase Agreement of $74.5 million at December 31, 2018. This loan is subject to a fixed interest rate, plus beginning on January 1, 2020 and continuing until the maturity date, quarterly payments of 0.5% of our annual net revenues subject to a maximum annual amount of such payments of $1.6 million. We had capital lease obligations of $3.3 million as of December 31, 2018, which result from various capital lease agreements to obtain laboratory equipment. Our capital lease obligations carry fixed rates of interest. Our cash, cash equivalents, restricted cash and marketable securities totaled $131.9 million at December 31, 2018, and consisted of bank deposits, commercial paper, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At December 31, 2018, a hypothetical 1% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

ITEM 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Invitae Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invitae Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
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
Redwood City, California
February 28, 2019

INVITAE CORPORATION
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$112,158	$12,053
Marketable securities	13,727	52,607
Accounts receivable	26,296	10,422
Prepaid expenses and other current assets	13,258	11,599
Total current assets	165,439	86,681
Property and equipment, net	27,886	30,341
Restricted cash	6,006	5,406
Marketable securities, non-current	—	5,983
Intangible assets, net	30,469	35,516
Goodwill	50,095	46,575
Other assets	3,064	576
Total assets	$282,959	$211,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,812	$8,606
Accrued liabilities	26,563	22,742
Capital lease obligation, current portion	1,937	2,039
Total current liabilities	36,312	33,387
Capital lease obligation, net of current portion	1,375	3,373
Debt	74,477	39,084
Other long-term liabilities	8,956	13,440
Total liabilities	121,120	89,284
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 20,000 shares authorized; 3,459 shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value: 400,000 shares authorized; 75,481 and 53,597 shares issued and outstanding as of December 31, 2018 and 2017, respectively	8	5
Accumulated other comprehensive loss	(5)	(171)
Additional paid-in capital	678,548	520,558
Accumulated deficit	(516,712)	(398,598)
Total stockholders’ equity	161,839	121,794
Total liabilities and stockholders’ equity	$282,959	$211,078
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Test revenue	$144,560	$65,169	$24,840
Other revenue	3,139	3,052	208
Total revenue	147,699	68,221	25,048
Costs and operating expenses:
Cost of revenue	80,105	50,142	27,878
Research and development	63,496	46,469	44,630
Selling and marketing	74,428	53,417	28,638
General and administrative	52,227	39,472	24,085
Total costs and operating expenses	270,256	189,500	125,231
Loss from operations	(122,557)	(121,279)	(100,183)
Other income (expense), net	(2,568)	(303)	348
Interest expense	(7,030)	(3,654)	(421)
Net loss before taxes	(132,155)	(125,236)	(100,256)
Income tax benefit	(2,800)	(1,856)	—
Net loss	$(129,355)	$(123,380)	$(100,256)
Net loss per share, basic and diluted	$(1.94)	$(2.65)	$(3.02)
Shares used in computing net loss per share, basic and diluted	66,747	46,512	33,176
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net loss	$(129,355)	$(123,380)	$(100,256)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	166	(171)	15
Comprehensive loss	$(129,189)	$(123,551)	$(100,241)
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2015	—	$—	31,935	$4	$313,349	$(15)	$(174,962)	$138,376
Common stock issued on exercise of stock options	—	—	244	—	744	—	—	744
Common stock issued pursuant to vesting of restricted stock units	—	—	157	(1)	—	—	—	(1)
Common stock issued pursuant to employee stock purchase plan	—	—	370	—	2,391	—	—	2,391
Common stock issued in connection with underwritten public offering, net of offering costs of $3,498	—	—	8,433	1	47,101	—	—	47,102
Vesting of common stock related to early exercise of options	—	—	5	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	10,699	—	—	10,699
Unrealized income (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(100,256)	(100,256)
Balance as of December 31, 2016	—	—	41,144	4	374,288	—	(275,218)	99,074
Common and convertible preferred stock issued in private placement, net of offering costs of $4,599	3,459	—	5,188	1	68,896	—	—	68,897
Common stock issued on exercise of stock options, net	—	—	387	—	1,706	—	—	1,706
Common stock issued pursuant to vesting of restricted stock units, net	—	—	925	—	—	—	—	—
Common stock issued pursuant to acquisition-related transaction bonus	—	—	4	—	—	—	—	—
Common stock issued pursuant to exercises of warrants	—	—	232	—	1,381	—	—	1,381
Common stock issued pursuant to employee stock purchase plan	—	—	379	—	2,635	—	—	2,635
Common stock issued pursuant to business combinations	—	—	5,176	—	50,808	—	—	50,808
Common stock issued to settle assumed liabilities	—	—	162	—	1,272	—	—	1,272
Warrants issued pursuant to the 2017 Loan Agreement	—	—	—	—	740	—	—	740
Stock-based compensation expense	—	—	—	—	18,832	—	—	18,832
Unrealized income (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	(171)	—	(171)
Net loss	—	—	—	—	—	—	(123,380)	(123,380)
Balance as of December 31, 2017	3,459	—	53,597	5	520,558	(171)	(398,598)	121,794
Cumulative effect of accounting change	—	—	—	—	—	—	11,241	11,241
Common stock issued in connection with public offering, net of offering costs of $6,183	—	—	17,103	3	112,438	—	—	112,441
Common stock issued on exercise of stock options, net	—	—	351	—	2,741	—	—	2,741
Common stock issued pursuant to vesting of restricted stock units, net	—	—	1,369	—	—	—	—	—
Common stock issued pursuant to exercises of warrants	—	—	1,099	—	6,539	—	—	6,539
Common stock issued pursuant to employee stock purchase plan	—	—	566	—	3,231	—	—	3,231
Common stock issued pursuant to business combinations	—	—	1,022	—	6,455	—	—	6,455
Warrants issued pursuant to 2017 Loan Agreement	—	—	—	—	383	—	—	383
Common stock issued pursuant to Securities Purchase Agreement (see Note 9)	—	—	374	—	5,353	—	—	5,353
Stock-based compensation expense	—	—	—	—	20,850	—	—	20,850
Unrealized income (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	(129,355)	(129,355)
Balance as of December 31, 2018	3,459	$—	75,481	$8	$678,548	$(5)	$(516,712)	$161,839
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(129,355)	$(123,380)	$(100,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,540	9,181	6,553
Stock-based compensation	20,850	19,221	10,699
Impairment losses	2,925	—	—
Remeasurements of liabilities associated with business combinations	362	1,810	—
Benefit from income taxes	(2,862)	(1,856)	—
Debt extinguishment costs	5,266	—	—
Other	806	404	1,341
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(5,291)	(1,963)	(843)
Prepaid expenses and other current assets	(1,445)	(641)	(1,149)
Other assets	(163)	(185)	1,465
Accounts payable	(417)	(535)	(111)
Accrued expenses and other liabilities	3,564	(37)	5,984
Net cash used in operating activities	(92,220)	(97,981)	(76,317)

Cash flows from investing activities:
Purchases of marketable securities	(9,680)	(101,867)	(90,236)
Proceeds from sales of marketable securities	19,965	—	—
Proceeds from maturities of marketable securities	32,458	68,768	117,922
Acquisition of businesses, acquired cash	—	2,821	—
Purchases of property and equipment	(5,970)	(6,675)	(11,625)
Other	(1,000)	—	—
Net cash provided by (used in) investing activities	35,773	(36,953)	16,061

Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	112,441	—	47,102
Proceeds from issuance of common stock	17,511	74,619	3,134
Net proceeds from issuance of debt	93,909	39,661	7,500
Payments for debt extinguishment costs	(4,609)	—	—
Loan payments	(60,000)	(30,457)	(2,438)
Capital lease principal payments	(2,100)	(2,952)	(1,589)
Net cash provided by financing activities	157,152	80,871	53,709

Net increase (decrease) in cash, cash equivalents and restricted cash	100,705	(54,063)	(6,547)
Cash, cash equivalents and restricted cash at beginning of period	17,459	71,522	78,069
Cash, cash equivalents and restricted cash at end of period	$118,164	$17,459	$71,522
Supplemental cash flow information:
Interest paid	$6,231	$2,852	$421
Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$6,789	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$510	$200	$1,644
Amounts related to co-development agreement in other assets and accrued liabilities	$2,000	$—	$—
Warrants issued pursuant to 2017 Loan Agreement	$383	$740	$—
Common stock issued for acquisition of businesses	$6,445	$50,808	$—
Consideration payable for acquisition of businesses	$—	$13,276	$—
Common stock issued to settle assumed liabilities	$—	$1,272	$—
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Notes to Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation (the “Company”) was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. The Company utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. The Company’s headquarters and main production facility is located in San Francisco, California. The Company currently has more than 20,000 genes in production and provides a variety of diagnostic tests that can be used in multiple indications. The Company’s tests include genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. In addition, and as a result of the acquisitions of Good Start Genetics ("Good Start") in August 2017 and CombiMatrix Corporation ("CombiMatrix") in November 2017, the Company’s services also include screening and testing in reproductive health, including preimplantation and carrier screening for inherited disorders, prenatal diagnosis, miscarriage analysis and pediatric developmental disorders. The Company operates in one segment.
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
Significant estimates and assumptions made by management include the determination of:

•	revenue recognition (See Note 3, “Revenue, accounts receivable and deferred revenue” for further information);

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the fair value of goodwill and intangible assets;

•	the recoverability of long-lived assets;

•	stock-based compensation expense and the fair value of awards issued; and

•	income tax uncertainties.
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.
Significant customers are those that represent 10% or more of the Company’s total revenue for each year presented on the statements of operations. For the significant customer, revenue as a percentage of total revenue were as follows:

	December 31,
Customers	2018	2017	2016
Medicare	22%	13%	11%

Medicare represented 21% and 13% of accounts receivable as of December 31, 2018 and 2017.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and U.S. government agency securities.
Restricted cash consists of money market funds that serve as collateral for security deposits for the Company’s facility lease and sublease agreements and collateral for a credit card agreement at one of the Company’s financial institutions.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$112,158	$12,053
Restricted cash	6,006	5,406
Total cash, cash equivalents and restricted cash	$118,164	$17,459

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
Accounts receivable
The Company receives payment for its tests from partners, patients, institutional customers and third-party payers. See Note 3, "Revenue, accounts receivable and deferred revenue" for further information.
Inventory
The Company maintains test reagents and other consumables primarily used in sample collection kits which are valued at the lower of cost or market value. Cost is determined using actual costs on a first-in, first-out basis. The Company's inventory was $8.3 million and $5.4 million as of December 31, 2018 and 2017, respectively, and was recorded in prepaid expenses and other current assets in the Company's consolidated balance sheets.
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

In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under Financial Accounting Standards Board (“FASB") Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value as a component of operating expenses.
Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.
Intangible assets
Amortizable intangible assets include trade names, non-compete agreements, developed technology and customer relationships acquired as part of business combinations. Customer relationships are amortized on an accelerated basis, utilizing free cash flows, over periods ranging from five to 11 years. All other intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from two to 15 years. All intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment.
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
Property and equipment, net
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

The estimated useful lives of property and equipment are as follows:

Furniture and fixtures	7 years
Automobiles	7 years
Laboratory equipment	5 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Shorter of lease term or estimated useful life

Long‑lived assets
The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Other than impairment losses of $1.0 million in 2016 relating to leasehold improvements and to the shutdown of the Company’s Chilean operations, there were no long-lived asset impairment losses recorded for any period presented. All impairment losses were charged to general and administrative expense.
Variable interest entity
The Company had a variable interest in a variable interest entity (“VIE”) through an investment in convertible notes issued by the VIE. The convertible notes do not provide the Company with voting rights in the VIE or with power to direct the activities of the VIE which most significantly affect its economic performance. The Company is not the VIE’s primary beneficiary and it does not consolidate the VIE.
Fair value of financial instruments
The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, capital leases and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to the Company, the carrying value of capital leases and debt approximate their fair values.
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
Stock-based compensation expense for awards without a performance condition is recognized using the straight-line method. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Advertising
Advertising expenses are expensed as incurred. The Company incurred advertising expenses of $0.6 million, $0.6 million and $0.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Comprehensive loss
Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on investments in available-for-sale securities.
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities, consisting of preferred stock, options to purchase common stock, common stock warrants, RSUs and PRSUs, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share because their effect would be antidilutive for all periods presented.
Recent accounting pronouncements
The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Accounting Standards Codification ("ASC") 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as “Topic 842”). Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date and also requires expanded disclosures about leasing arrangements. Topic 842 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Entities may initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company is evaluating the final effect that Topic 842 and related standards will have on its consolidated financial statements, related disclosures and ongoing financial reporting, but expects implementation of Topic 842 to result in the recognition of material right of use assets and corresponding lease liabilities in its consolidated balance sheets as of the implementation of Topic 842 on January 1, 2019, principally relating to facilities leases. The Company does not have any material embedded leases and the implementation of Topic 842 is primarily focused on the treatment of the Company's previously identified leases. As of December 31, 2018, the Company's total future undiscounted capital lease payments were $3.5 million and future undiscounted non-cancelable minimum operating lease payments, net of subleases were $78.4 million
Recently adopted accounting pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), designed to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, the Company adopted the provisions of Topic 606 using the modified retrospective method. From adoption to date, the Company has recognized all its revenue from contracts with customers within the scope of Topic 606. In connection with the adoption, the Company recognized the cumulative effect of initially applying this standard as an adjustment to retained earnings on the date of adoption. Comparative information prior to the date of adoption has not been restated and continues to be reported under the accounting standards in effect for those periods.
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

Diagnostic tests
The majority of the Company’s revenue is generated from genetic testing services that provide analysis and associated interpretation of the sequencing of parts of the genome. Test orders are placed under signed requisitions, and the Company often enters into contracts with institutions (e.g., hospitals and clinics) and insurance companies that include pricing provisions under which such tests are billed. Billing terms are generally net thirty days.
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
3. Revenue, accounts receivable and deferred revenue
As described in Note 2, "Summary of significant accounting policies," the Company adopted Topic 606 effective January 1, 2018. In connection with the adoption the Company utilized the following practical expedients and exemptions:

•	Certain information about remaining performance obligations is not disclosed because the underlying contracts have an original expected duration of one year or less.

•	Costs to obtain or fulfill a contract are expensed when incurred because the amortization period would have been one year or less.

•
No adjustments to promised consideration were made for financing as the Company expects, at contract inception, that the period between the transfer of a promised good or service and when the customer pays for that good or service will be one year or less.

The adoption of Topic 606 resulted in a cumulative-effect adjustment to accounts receivable and accumulated deficit of $11.2 million as of January 1, 2018 primarily related to the recognition of uncollected diagnostic test variable consideration as of the date of adoption. Test revenue without adoption of Topic 606 for the year ended December 31, 2018 includes cash collections related to accounts receivable recorded as of January 1, 2018 in connection with the Topic 606 cumulative-effect adjustment.
The effect of the adoption of Topic 606 on financial statement line items in the Company’s consolidated statement of operations for the year ended December 31, 2018, and the Company’s consolidated balance sheet as of December 31, 2018 was as follows (in thousands, except per share amounts):

	Year Ended December 31, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Test revenue	$144,560	$144,222	$338
Net loss	$(129,355)	$(129,693)	$338
Net loss per share, basic and diluted	$(1.94)	$(1.94)	$—

	As of December 31, 2018
		Without	Effect of
		Adoption of	Adoption
	As Reported	Topic 606	Higher/(Lower)
Accounts receivable	$26,296	$14,150	$12,146
Accumulated deficit	$(516,712)	$(528,291)	$11,579
Stockholders' equity	$161,839	$150,260	$11,579

Disaggregation of revenue
Test revenue is generated from sales of diagnostic tests to three groups of customers: institutions, such as hospitals, clinics and partners; patients who pay directly; and patients’ insurance carriers. Amounts billed and collected, and the timing of collections, vary based on whether the payer is an institution, an insurance carrier or a patient. Other revenue consists principally of revenue recognized under collaboration and genome network agreements.
The following table includes the Company’s revenues as disaggregated by payer category (in thousands):

	Year Ended December 31,
	2018	2017 (1)
Test revenue:
Institutions	$34,618	$17,238
Patient - direct	13,589	5,638
Patient - insurance	96,353	42,293
Total test revenue	144,560	65,169
Other revenue	3,139	3,052
Total revenue	$147,699	$68,221
___________________________________________________________________

(1)	As noted above, prior period amounts are presented as originally reported based upon the accounting standards in effect for those periods.
Included in revenue in the Company’s consolidated statements of operations for the year ended December 31, 2018 was $0.3 million that was included in deferred revenue at January 1, 2018.
The Company recognizes revenue related to billings based on estimates of the amount that will ultimately be realized. The estimate of the transaction price of test revenue is based on many factors such as length of payer relationship, historical payment patterns, changes in contract provisions and insurance reimbursement policies. Cash collections for certain tests delivered may differ from rates originally estimated. As a result of new information, the Company updated its estimate of the amounts to be recognized for previously delivered tests which resulted in an additional $4.5 million of test revenue for the year ended December 31, 2018. These changes in estimates decreased the Company’s loss from operations by $4.5 million and decreased basic and diluted net loss per share by approximately $0.07 for the year ended December 31, 2018.
Accounts receivable
The majority of the Company’s accounts receivable represents amounts billed to institutions (e.g., hospitals, clinics) and estimated amounts to be collected from third-party insurance payers for test revenue recognized. Also included is amounts due under the terms of collaboration and genome network agreements for diagnostic testing and data aggregation reporting services provided and proprietary platform access rights transferred.
Deferred revenues
The Company records deferred revenues when cash payments are received or due in advance of its performance related to one or more performance obligations. The amounts deferred to date primarily consist of consideration received pertaining to the estimated exercise of certain Re-Requisition Rights. The Company defers revenue related to Re-Requisition Rights in amounts no less than the estimated cost of fulfilling its related obligations. The Company recognizes revenue related to Re-Requisition Rights as the rights are exercised or expire unexercised, which is generally within 90 days of initial deferral.
4. Business combinations
AltaVoice
On January 6, 2017, the Company acquired AltaVoice (formerly PatientCrossroads, Inc.), a privately-owned patient-centered data company with a global platform for collecting, curating, coordinating and delivering safeguarded data from patients and clinicians. The acquisition, complemented by several other strategic partnerships, expanded the Company's genome network, designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis, and treatment of hereditary disease. Pursuant to the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding shares of AltaVoice for total purchase consideration of $12.4 million, payable in the Company’s common stock, as follows:

(a)	payment of $5.5 million through the issuance of 641,126 shares of the Company’s common stock;

(b)
payment of $5.0 million in the Company’s common stock, payable on March 31, 2018, with the common shares deliverable equal to $5.0 million divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018. This payment was made in April 2018 through the issuance of 716,332 shares of the Company's common stock;

(c)
payment of $5.0 million in the Company’s common stock, which was contingently payable on March 31, 2018 if a milestone based on a certain threshold of revenue was achieved during 2017, with the shares deliverable equal to $5.0 million divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2018. As the foregoing milestone was not achieved, there was a new contingent milestone based on achieving a revenue target during 2017 and 2018. Since this new contingent milestone was achieved, on March 31, 2019, a payment of $5.0 million in the Company’s common stock will be payable. The actual payout is dependent upon meeting the 2017 and 2018 revenue targets (capped at $14.0 million) times 75% less $5.5 million. This formula in effect caps the possible payout amount at $5.0 million in the Company’s common shares. The number of shares to be issued will be equal to the payout amount divided by the trailing average share price of the Company’s common stock for the 30 days preceding March 31, 2019.

The first payment of $5.5 million was classified as equity. The second payment was discounted to $4.7 million as of the acquisition date, recorded as a liability, and was accreted to fair value at each reporting date until the extinguishment of the liability in April 2018. The third payment, representing contingent consideration, was determined to have a fair value of $2.2 million as of the acquisition date and was recorded as a liability. In accordance with ASC Topic 805, Business Combinations, the contingent consideration of $2.2 million was remeasured to fair value at each reporting date until the contingency was resolved, with changes in fair value recognized in earnings.
For the second payment, the acquisition-date fair value was $4.7 million, and the Company recorded accretion gains (losses) of $1.6 million and $(0.2) million in other income (expense), net, for the years ended December 31, 2018 and 2017, respectively. The accretion gains in 2018 resulted from an adjustment to the value of the second payment as of March 31, 2018, and principally reflected the difference between the value of the common shares deliverable, based upon the closing price of the Company’s stock on March 29, 2018, and the value per share used to calculate the number of common shares deliverable. The accretion losses in 2017 resulted from adjustments to the discounted value of the second payment, reflecting the passage of time.
For the third payment, the acquisition-date fair value was $2.2 million, and the Company recorded remeasurement losses of $1.2 million and $1.6 million in general and administrative expense for the years ended December 31, 2018 and 2017, respectively. The remeasurement losses in 2018 reflect updated estimations of fair value of the third payment, based upon achieving a revenue target during 2017 and 2018, as the milestone based on a certain threshold of revenue to be achieved during 2017 was not met. The principal inputs affecting those estimations have been updates to the Company’s revenue forecasts and the passage of time.
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
	$4,245

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of AltaVoice resulted in $9.4 million of goodwill which the Company believes consists principally of expected synergies to be realized by combining capabilities, technology and data to accelerate the use of genetic information for the diagnosis and treatment of hereditary diseases. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. The Company has finalized its assessment of fair value of the assets and liabilities assumed at the acquisition date.

Ommdom
On June 11, 2017, the Company acquired Ommdom, Inc. (“Ommdom”), a privately held company that develops, commercializes and sells hereditary risk assessment and management software, including CancerGene Connect, a cancer genetic counseling platform. The acquisition expanded Invitae’s suite of genome management offerings designed to help patients and clinicians use genetic information as part of mainstream medical care. CancerGene Connect is a platform for collecting and managing genetic family histories.
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
The first payment of $5.5 million was classified as equity. The second payment of $0.6 million was recorded as a stock payable liability on the acquisition date and was reclassified to equity upon the issuance of 66,582 shares of the Company’s common stock in June 2018.
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
	$2,495

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Ommdom resulted in the recognition of $4.0 million of goodwill which the Company believes consists principally of expected synergies to be realized by expanding the Company’s suite of genome management offerings. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. The Company has finalized its assessment of fair value of the assets and liabilities assumed at the acquisition date.
Good Start Genetics
On August 4, 2017, the Company acquired 100% of the fully diluted equity of Good Start, a privately held molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. The acquisition of Good Start was intended to further Invitae’s plan to create a comprehensive genetic information platform providing high-quality, affordable genetic information coupled with world-class clinical expertise to inform healthcare decisions throughout every stage of an individual’s life. The purchase consideration for the Good Start acquisition consisted of the assumption of the net liabilities of Good Start of $24.4 million at the acquisition date.
Immediately subsequent to the acquisition of Good Start, the Company paid $18.4 million in cash to settle outstanding notes payable, accrued interest and related costs. In addition, and immediately subsequent to the acquisition, the Company settled outstanding convertible promissory notes payable through:

(a)	payment of $11.9 million through the issuance of 1,148,283 shares of the Company’s common stock; and

(b)
payment of $3.6 million through the issuance of 343,986 shares of the Company’s common stock, representing a hold-back amount payable on the one-year anniversary of the acquisition date. In September 2018, the Company issued 212,260 shares in partial payment of the hold-back amount payable. The remainder of the hold-back amount payable, approximately $1.3 million as of December 31, 2018, will be settled upon resolution of outstanding claims from Good Start customers, of which $0.6 million was settled in January 2019.

Also in connection with the acquisition of Good Start and immediately subsequent to the acquisition, the Company paid bonuses to certain members of Good Start’s management team through:

(a)	payment of $0.9 million through the issuance of 83,025 shares of the Company’s common stock; and

(b)
payment of $0.4 million through the issuance of 37,406 shares of the Company’s common stock, representing a hold-back amount payable on the one-year anniversary of the acquisition date. In September 2018, the Company issued 27,784 shares in partial payment of the hold-back amount payable to settle bonuses to Good Start's management team. The remainder of the hold-back amount payable, approximately $0.2 million as of December 31, 2018, will be settled upon resolution of outstanding claims from Good Start customers, of which $0.1 million was settled in January 2019.

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

During the year ended December 31, 2018, the Company recorded adjustments to its accounting for the amount recorded as accounts receivable at acquisition. Accordingly, the fair value of accounts receivable was decreased by $0.7 million during the year ended December 31, 2018, with corresponding increases to goodwill.

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
	$14,186

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Good Start resulted in the recognition of $25.1 million of goodwill which the Company believes consists principally of expected synergies to be realized by expanding the Company’s suite of genome management offerings. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. The Company has finalized its assessment of fair value of the assets and liabilities assumed at the acquisition date.
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
At the closing of the Merger, the Company issued shares of its common stock to (i) CombiMatrix’s common stockholders, at an exchange ratio of 0.8692 of a share of the Company’s common stock (the “Merger Exchange

Ratio”) for each share of CombiMatrix common stock outstanding immediately prior to the Merger, (ii) CombiMatrix’s Series F preferred stockholders, at the Merger Exchange Ratio for each share of CombiMatrix common stock underlying Series F preferred stock outstanding immediately prior to the Merger, (iii) holders of outstanding and unexercised in-the-money CombiMatrix stock options, which were fully accelerated to the extent of any applicable vesting period and converted into the right to receive the number of shares of the Company’s common stock equal to the Merger Exchange Ratio multiplied by the number of shares of CombiMatrix common stock issuable upon exercise of such option, minus the number of shares of the Company’s common stock determined by dividing the aggregate exercise price for such option by $9.491, and (iv) holders of outstanding and unsettled CombiMatrix restricted stock units, which were fully accelerated to the extent of any applicable vesting period and converted into the right to receive a number of shares of the Company’s common stock determined by multiplying the number of shares of CombiMatrix common stock that were subject to such restricted stock unit by the Merger Exchange Ratio.
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

Cash and restricted cash	$1,333
Accounts receivable	4,118
Prepaid expense and other assets	1,299
Property and equipment	437
Other assets - non current	30
Favorable leases	247
Trade name	103
Patent licensing agreement	496
Developed technology	3,162
Customer relationships	12,397
Total identifiable assets acquired	23,622

Accounts payable	(276)
Accrued expenses	(3,925)
Deferred tax liability	(2,862)
Other liabilities	(180)
Total liabilities assumed	(7,243)

Net identifiable assets acquired	16,379
Goodwill	11,554
Net assets acquired	$27,933

During the year ended December 31, 2018, upon the completion of the Company's analysis of CombiMatrix's historical net operating losses, the Company recorded a deferred tax liability of $2.9 million with corresponding increases to goodwill. The $2.9 million net deferred tax liability represents the excess of the financial reporting over tax basis in acquired intangibles over the amount of CombiMatrix’s historical net operating loss carryovers that were determined to be available to offset future income due to change in ownership operating loss carryover limitation rules under Internal Revenue Code section 382.
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
	$16,405

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of CombiMatrix resulted in the recognition of $11.6 million of goodwill which the Company believes consists principally of expected synergies to be realized by expanding the Company’s suite of genome management offerings. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Goodwill created as a result of the acquisition is not deductible for tax purposes. The Company has finalized its assessment of fair value of the assets and liabilities assumed at the acquisition date.
5. Goodwill and intangible assets
Goodwill
Details of the Company’s goodwill for the year ended December 31, 2018 are as follows (in thousands):

	AltaVoice	Ommdom	Good Start	CombiMatrix	Total
Balance as of December 31, 2017	$9,432	$4,045	$24,406	$8,692	$46,575
Goodwill adjustment	—	—	658	2,862	3,520
Balance as of December 31, 2018	$9,432	$4,045	$25,064	$11,554	$50,095

The goodwill adjustments were principally due to changes in the fair value of accounts receivable for Good Start as well as the recognition of a $2.9 million deferred tax liability for CombiMatrix resulting from the completion of the Company’s analysis of historical net operating losses.
Intangible assets
The following table presents details of the Company’s finite-lived intangible assets as of December 31, 2018 (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in Years)	Weighted Average Estimated Remaining Useful Life (in Years)
Customer relationships	$23,763	$(2,783)	$20,980	10.0	8.6
Developed technology	11,963	(3,482)	8,481	4.8	3.4
Non-compete agreement	286	(114)	172	5.0	3.0
Trade name	576	(329)	247	2.7	1.4
Patent licensing agreement	496	(37)	459	15.0	13.9
Favorable leases	247	(117)	130	2.2	1.1
	$37,331	$(6,862)	$30,469	8.2	6.8

Acquisition-related intangibles included in the above table are finite-lived. Customer relationships are being amortized on an accelerated basis, in proportion to estimated cash flows, over periods ranging from five to eleven years. All other acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $5.0 million, $1.8 million, and nil for the years ended December 31, 2018, 2017, and 2016, respectively. Intangible assets are carried at cost less accumulated amortization. Amortization expense is recorded to research and development, sales and marketing and general and administrative expense.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2018 (in thousands):

Amount
2019	$5,250
2020	5,525
2021	5,829
2022	4,124
2023	3,111
Thereafter	6,630
Total estimated future amortization expense	$30,469

6. Balance sheet components
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Leasehold improvements	$13,034	$12,623
Laboratory equipment	22,149	17,705
Equipment under capital lease	7,129	11,446
Computer equipment	4,723	4,023
Software	2,594	2,520
Furniture and fixtures	784	569
Automobiles	20	20
Construction-in-progress	1,962	965
Total property and equipment, gross	52,395	49,871
Accumulated depreciation and amortization	(24,509)	(19,530)
Total property and equipment, net	$27,886	$30,341

Depreciation expense was $8.5 million, $7.2 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued compensation and related expenses	$7,917	$7,406
Deferred revenue	761	307
Liabilities associated with business combinations	6,460	9,497
Liability associated with co-development agreement	2,000	—
Other	9,425	5,532
Total accrued liabilities	$26,563	$22,742

Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Lease incentive obligation, non-current	$3,280	$3,831
Deferred rent, non-current	5,495	5,153
Liabilities associated with business combinations	—	3,779
Other non-current liabilities	181	677
Total other long-term liabilities	$8,956	$13,440

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$93,934	$—	$—	$93,934	$93,934	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
Commercial paper	10,908	—	(1)	10,907	—	10,907	—
U.S. treasury notes	9,990	—	—	9,990	9,990	—	—
U.S. government agency securities	6,001	—	(4)	5,997	—	5,997	—
Total financial assets	$121,133	$—	$(5)	$121,128	$103,924	$17,204	$—

Financial liabilities:
Contingent consideration				$4,998	$—	$—	$4,998
Total financial liabilities				$4,998	$—	$—	$4,998

						December 31, 2018
Reported as:
Cash equivalents						$101,395
Restricted cash						6,006
Marketable securities						13,727
Total cash equivalents, restricted cash, and marketable securities						$121,128

Accrued liabilities						$4,998

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$5,998	$—	$—	$5,998	$5,998	$—	$—
Certificates of deposit	300	—	—	300	300	—	—
U.S. treasury notes	12,010	—	(19)	11,991	11,991	—	—
U.S. government agency securities	46,451	—	(152)	46,299	—	46,299	—
Total financial assets	$64,759	$—	$(171)	$64,588	$18,289	$46,299	$—

Financial liabilities:
Contingent consideration				$3,779	$—	$—	$3,779
Total financial liabilities				$3,779	$—	$—	$3,779

						December 31, 2017
Reported as:
Cash equivalents						$592
Restricted cash						5,406
Marketable securities						58,590
Total cash equivalents, restricted cash, and marketable securities						$64,588

Accrued liabilities						$3,779

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at December 31, 2018 was $13.4 million. None of the available-for-sale securities held as of December 31, 2018 has been in a material continuous unrealized loss position for more than one year. At December 31, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not identified any other-than-temporary declines in market value and thus has not recorded any impairment charges on its financial assets other than on the convertible notes which are described in Note 8, “Investment in privately held company.”
At December 31, 2018, the remaining contractual maturities of available-for-sale securities ranged from less than one to 4 months. For the years ended December 31, 2018, 2017 and 2016, there were no realized gains or losses on available-for-sale securities.
The Company’s certificates of deposit, commercial paper, and debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

The following table presents the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Level 3
Contingent Consideration Liability
Balance as of December 31, 2017	$3,779
Change in estimate of fair value	1,219
Balance as of December 31, 2018	$4,998

As of December 31, 2018, the Company had a contingent obligation of up to $5.0 million payable in the Company’s common stock to the former owners of AltaVoice in conjunction with the Company’s acquisition of AltaVoice in January 2017. The contingency was dependent upon future revenues attributable to AltaVoice. If the revenue attributable to AltaVoice for the combined period of 2017 and 2018 was at least $10 million, the Company would make a payment of up to $5.0 million in the Company’s common stock in March 2019. The Company estimated the fair value of the contingent consideration at $2.2 million at the acquisition date in January 2017, based on a Monte Carlo simulation, as well as estimates of the 30-day trailing price of its stock at certain dates, its volatility assumptions and its revenue forecasts, all of which were significant inputs in the Level 3 measurement not supported by market activity. The value of the liability was subsequently remeasured to fair value at each reporting date. Changes in estimated fair value are recorded as general and administrative expense until the contingency is paid or expires. The change in the fair value of the contingent consideration between the acquisition date and December 31, 2018 was an increase of $2.8 million.
The fair value of the Company’s outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount of the Company’s outstanding debt at December 31, 2018 approximated its fair value and as of December 31, 2017, the Company's debt carrying amount and fair value were as follows (in thousands):

	December 31, 2017
	Carrying Amount	Fair Value
Debt	$39,084	$40,526

8. Investment in privately held company

On March 15, 2018, the Company entered into a collaboration agreement with KEW, Inc. (“KEW”), a privately held comprehensive genomic profiling company. The Company determined it had a variable interest in a VIE through its investment in a convertible note issued by KEW. During the year ended December 31, 2018, the Company incurred losses relating to this collaboration agreement with KEW of $2.9 million which were recognized in general and administrative expenses in the Company’s consolidated statements of operations. As of December 31, 2018, the Company fulfilled its obligations with respect to the collaboration agreement and there are no balances recorded in the Company's consolidated balance sheets pertaining to this arrangement.

9. Commitments and contingencies
Operating leases
In September 2015, the Company entered into a lease agreement for its headquarters and main production facility in San Francisco, California. This lease expires in July 2026 and the Company may renew the lease for an additional ten years. The Company has determined the lease term to be a ten-year period expiring in 2026. The lease term commenced when the Company took occupancy of the facility in February 2016. In connection with the execution of the lease, the Company provided a security deposit of approximately $4.6 million which is included in restricted cash in the Company’s consolidated balance sheets. Minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. In addition, per the terms of the lease, the Company received a $5.2 million lease incentive in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements the Company has made to the facility. The assets purchased with the lease incentive are included in property and equipment, net, in the Company’s consolidated balance sheets and the lease incentive is recognized as a reduction of rental expense on a straight-line basis over the term of the lease. At December 31, 2018, all of the lease incentive had been utilized by the Company and all related reimbursements had been received from the landlord. Aggregate future minimum lease payments for this facility at December 31, 2018 were approximately $57.8 million.
Future minimum payments under non-cancelable operating leases and future minimum payments to be received from non-cancelable subleases as of December 31, 2018 are as follows (in thousands):

Amounts
2019	$10,948
2020	10,860
2021	11,109
2022	11,067
2023	8,898
Thereafter	25,715
Future non-cancelable minimum operating lease payments	78,597
Less: minimum payments to be received from non-cancelable subleases	(174)
Total future non-cancelable minimum operating lease payments, net	$78,423

The following table summarizes rent expense related to non-cancelable operating leases (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rent expense	$9,720	$8,950	$8,901
Sublease income	227	398	257
Rent expense, net of sublease income	$9,493	$8,552	$8,644

Debt financing
In March 2017, the Company entered into a Loan and Security Agreement (the “2017 Loan Agreement”) with a lender pursuant to which the Company borrowed an initial term loan of $40.0 million, and received net proceeds of approximately $39.7 million. Subject to certain conditions, the Company was eligible to borrow a second term loan pursuant to the 2017 Loan Agreement of $20.0 million in the first quarter of 2018 and did so in March 2018, receiving net proceeds of approximately $19.8 million.
In February 2018 and June 2018, the Company entered into amendments to the 2017 Loan Agreement (the “2018 Amendments”) pursuant to which the Company, subject to certain conditions, was eligible to borrow a third term loan of $20.0 million during the period from April 2, 2018 to December 31, 2018. Pursuant to the 2018 Amendments, since the third term loan became available and the Company did not draw upon the third term loan, a fee of 1% was applied to the difference between $20.0 million and the amount drawn, or $0.2 million.

Term loans under the amended 2017 Loan Agreement bore interest at a floating rate equal to an index rate plus 7.73%, where the index rate was the greater of 0.77% or the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) as reported in The Wall Street Journal, with the floating rate resetting monthly subject to a floor of 8.5%.

The Company could make monthly interest-only payments until May 1, 2019 (or, subject to certain conditions, May 1, 2020), and thereafter monthly payments of principal and interest were required to fully amortize the borrowed amount by a final maturity date of March 1, 2022. A fee of 5% of each funded draw was due at the earlier of prepayment or loan maturity, a facility fee of 0.5% was due upon funding for each draw, and a prepayment fee of between 1% and 3% of the outstanding balance applied in the event of a prepayment. Concurrent with each term loan, the Company granted to the lender a warrant to acquire shares of the Company’s common stock equal to the quotient of 3% of the funded amount divided by a per share exercise price equal to the lower of the average closing price for the previous ten days of trading (calculated on the day prior to funding) or the closing price on the day prior to funding. In connection with the initial term loan, in 2017, the Company issued the lender warrants to purchase 116,845 shares of common stock at an exercise price of $10.27 per share. The Company classified these warrants as equity with a fair value of $0.7 million. In connection with the second term loan, in 2018, the Company issued the lender warrants to purchase 85,482 shares of common stock at an exercise price of $7.02 per share. The Company classified these warrants as equity with a fair value of $0.4 million. All warrants issued pursuant to the amended 2017 Loan Agreement have a term of ten years from the date of issuance and include a cashless exercise provision.
In November 2018, the Company entered into a Note Purchase Agreement (the "2018 Note Purchase Agreement") pursuant to which the Company was eligible to borrow an aggregate principal amount up to $200.0 million over a seven year maturity term which included an initial borrowing of $75.0 million in November 2018. The Company received net proceeds of $10.3 million after terminating and repaying the balance of its obligations of approximately $64.7 million under the 2017 Loan Agreement and associated amendments with its previous lender. The Company incurred $5.3 million of debt extinguishment costs upon terminating its previous debt facility which the Company recorded as other income (expense), net in its consolidated statements of operations during the year ended December 31, 2018.
At December 31, 2018, obligations under the 2018 Note Purchase Agreement were $75.0 million which are required to be repaid to the lender in a balloon payment no later than 2025. If the Company repays prior to the three year anniversary following the initial borrowing, the amount due will be: 117.5% of the principal amount if payment is made within 12 months after the borrowing; 132.5% of the principal amount if payment is made between 12 and 24 months after the borrowing; and 145.0% of the principal amount if payment is made between 24 and 36 months after the borrowing.
The outstanding principal amount under the 2018 Note Purchase Agreement bears interest at a rate of 8.75% annually. In addition, beginning on January 1, 2020 and continuing until repayment or maturity of any outstanding principal, the Company will make quarterly payments of 0.5% of the Company's annual net revenues subject to a maximum annual amount of such payments of $1.6 million which will be recognized as interest expense. Through the fixed interest charges and the quarterly revenue payments, the Company is required to pay total amounts to generate an 11% internal rate of return to the lender on any outstanding principal balances due in a lump-sum upon the repayment or maturity of any outstanding principal. During the year ended December 31, 2018, the 2018 Note Purchase Agreement bore interest at an average interest rate of 10.6%.
The 2018 Note Purchase Agreement contains quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on the Company’s ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Company’s obligations under the 2018 Note Purchase Agreement are secured by a security interest on substantially all of its and certain of its subsidiaries’ assets.
In connection with the 2018 Note Purchase Agreement, in November 2018, the Company entered into a Securities Purchase Agreement with the lender pursuant to which the Company issued 373,524 shares of its common stock at a price of $13.39 per share for an aggregate amount of $5.0 million. The share price paid by the lender was calculated based on the 15-day average closing share price prior to the issuance. The relative fair value method was used to allocate the proceeds between the common stock issued and the note proceeds; the fair value of the common stock issued to the lender was determined to be $5.4 million.

Debt discounts, including debt issuance costs, related to the 2018 Note Purchase Agreement of $0.7 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2018 Note Purchase Agreement. Future estimated payments under the 2018 Note Purchase Agreement as of December 31, 2018 are as follows (in thousands):

Amounts
2019	$6,654
2020	8,297
2021	8,279
2022	8,279
2023	8,279
Thereafter	89,998
Total remaining payments	129,786
Less: amount representing debt discount	(721)
Less: amount representing interest	(54,588)
Total non-current debt obligation	$74,477

Interest expense related to the Company's debt financings was $6.7 million, $3.5 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Capital leases
The Company has entered into various capital lease agreements to obtain laboratory equipment. The terms of the Company's capital leases are typically three years and are secured by the underlying equipment. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets.
Future payments under capital leases at December 31, 2018 were as follows (in thousands):

Amounts
2019	$2,087
2020	1,392
2021	21
Total capital lease obligations	3,500
Less: amount representing interest	(188)
Present value of net minimum capital lease payments	3,312
Less: current portion	(1,937)
Total non-current capital lease obligations	$1,375

Interest expense related to capital leases was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Property and equipment under capital leases was $7.1 million and $11.4 million as of December 31, 2018 and 2017, respectively. Accumulated depreciation, collectively, on these assets was $2.0 million and $3.0 million at December 31, 2018 and 2017, respectively.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company maintains director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification agreements at December 31, 2018 or December 31, 2017.

Other commitments
In the normal course of business, the Company enters into various purchase commitments primarily related to service agreements, laboratory supplies, and a co-development agreement. At December 31, 2018, the Company’s total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were as follows (in thousands):

Amount
2019	$3,040
2020	3,040
2021	1,440
Total	$7,520

In addition, in September 2018, the Company entered into a co-development agreement with a privately held genetics testing company. The co-development agreement grants the Company the right of first refusal to enter into an agreement for an acquisition of the entity in return for total fees of $3.0 million over the term of the 12-month agreement, of which $1.0 million has been paid by the Company as of December 31, 2018. The unpaid fees of $2.0 million were paid in January 2019, and as of December 31, 2018, were recorded as an accrued liability in the Company’s consolidated balance sheets.
Contingencies
The Company was not a party to any material legal proceedings at December 31, 2018, or at the date of this report. The Company may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.
10. Stockholders’ Equity
Common stock
As of December 31, 2018 and 2017, the Company had reserved shares of common stock, on an as‑if converted basis, for issuance as follows (in thousands):

	As of December 31,
	2018	2017
Options issued and outstanding	3,855	4,115
RSU awards issued and outstanding	4,031	2,387
Shares available for grant under stock option plans	118	2,397
Shares reserved for issuance under the 2015 Employee Stock Purchase Plan	278	308
Common stock underlying warrants	611	1,962
Common stock issuable upon conversion of preferred stock	3,459	3,459
Common stock underlying stock payable liabilities	132	689
Common stock payable as contingent consideration	452	551
Total	12,936	15,868

Private placement
In August 2017, in a private placement to certain accredited investors, the Company issued 5.2 million shares of its common stock at a price of $8.50 per share, and 3.5 million shares of its Series A convertible preferred stock at a price of $8.50 per share, for gross proceeds of approximately $73.5 million and net proceeds of $68.9 million. The Series A preferred stock is a non-voting common stock equivalent and conversion of the Series A preferred stock is prohibited if the holder exceeds a specified threshold of voting security ownership. The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A Preferred Stock has the right to receive dividends first or simultaneously with payment of dividends on common stock, in an amount equal to the product of (i) the dividend payable on each share of common stock and (ii) the number of shares of common stock issuable upon conversion of a share of Series A Preferred Stock. The Series A Preferred Stock has no voting rights except as required by law, as modified by the Company’s Amended and Restated Certificate of Incorporation. In the event of any liquidation or dissolution of the Company, the Series A Preferred Stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock of the Company ranking junior to the Series A Preferred Stock and thereafter shall participate pari passu with the holders of the Company’s common stock (on an as-if-converted-to-common-stock basis). During January and February 2019, 1.1 million shares of Series A convertible preferred stock were converted to 1.1 million shares of common stock.
Public offering
In April 2018, the Company issued, in an underwritten public offering, an aggregate of 12.8 million shares of its common stock at a price of $4.50 per share, for gross proceeds of $57.5 million and net proceeds of $53.5 million.
2018 Sales Agreement
In August 2018, the Company entered into a Common Stock Sales Agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed $75.0 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The New York Stock Exchange, and also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company is obligated to pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. During the year ended December 31, 2018, the Company issued a total of 4.3 million shares of common stock under the 2018 Sales Agreement for aggregate gross proceeds of $61.1 million and net proceeds of $58.9 million.
Common stock warrants
As of December 31, 2018, the Company had outstanding warrants to purchase common stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Warrants issued in exchange for CombiMatrix Series F warrants	November 2017	March 2021	$5.95	408,548
Warrants issued to lender under 2017 Loan Agreement	March 2017	March 2027	$10.27	116,845
Warrants issued to lender under 2017 Loan Agreement - 2018 Amendments	March 2018	March 2028	$7.02	85,482
				610,875

The exercise price of warrants issued in exchange for CombiMatrix Series F warrants was determined pursuant to the terms of the Merger Agreement (See Note 4, "Business Combinations"). The CombiMatrix Series D warrants expired during the year ended December 31, 2018. The exercise price of the warrants issued to the lender under the 2017 Loan Agreement was the closing price of the Company’s common stock on the date of the agreements. During the year ended December 31, 2018, the Company received $6.5 million from exercises 1.0 million shares of common stock under these warrants.
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
In February 2016, the Company granted PRSUs under the 2015 Plan, which PRSUs could be earned based on the achievement of specified performance conditions measured over a period of approximately 12 months. In February 2017, upon the Audit Committee’s determination of the level of achievement, 352,045 fully vested stock units were awarded to holders of PRSUs. The Company has not granted any PRSUs since 2016.
Based on its evaluations of the probability of achieving performance conditions, the Company recorded stock-based compensation expense of nil, $0.4 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to the PRSUs.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,397	4,115	$8.51	7.6	$5,128
Additional shares reserved	754	—
Options granted	(260)	260	$8.50
Options cancelled	169	(169)	$9.35
Options exercised	—	(351)	$7.73
RSUs granted	(3,282)	—
RSUs cancelled	340	—
Balance at December 31, 2018	118	3,855	$8.54	6.8	$9,927
Options exercisable at December 31, 2018		2,737	$8.27	6.4	$7,787
Options vested and expected to vest at December 31, 2018		3,710	$8.52	6.8	$9,626

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money.
The weighted-average fair value of options to purchase common stock granted was $4.87, $5.82 and $6.18 in the years ended December 31, 2018, 2017 and 2016, respectively. The weighted-average fair value of RSUs granted was $7.46, $10.03 and $9.80 in the years ended December 31, 2018, 2017 and 2016, respectively. No PRSUs were granted in the years ended December 31, 2018 or 2017 and the weighted average fair value of PRSUs granted in the year ended December 31, 2016 was $6.50.
The total grant-date fair value of options to purchase common stock vested was $5.9 million, $6.9 million and $5.6 million in the year ended December 31, 2018, 2017, and 2016, respectively.
The intrinsic value of options to purchase common stock exercised was $1.7 million, $2.1 million and $1.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes RSU activity for the year ended December 31, 2018 (in thousands, except per share data:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2017	2,387	$9.91
RSUs granted	3,282	$7.46
RSUs vested	(1,298)	$8.84
RSUs cancelled	(340)	$8.84
Balance at December 31, 2018	4,031	$8.35

2015 employee stock purchase plan
In January 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At December 31, 2018, cash received from payroll deductions pursuant to the ESPP was $0.6 million.
The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At December 31, 2018, a total of 277,577 shares of common stock are reserved for issuance under the ESPP.
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
In 2016, the Company modified certain stock options and RSU awards. The terms of the stock option modifications included acceleration of vesting and extensions of post-termination exercise periods. The terms of the RSU award modifications included acceleration of vesting. A total of 14 employees were affected by the stock option and RSU modifications and the total incremental compensation cost relating to these modifications was $0.3 million.
Expected term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).
Expected volatility—Because the Company was privately held until its initial public offering in February 2015 and did not have any trading history for its common stock, the Company estimates expected volatility using its own stock price volatility when available as well as the average volatility for comparable publicly traded life sciences companies, including molecular diagnostics companies, over a period equal to the expected term of stock option grants and RSUs. When selecting comparable publicly-traded biopharmaceutical companies, including molecular diagnostics companies, the Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computed historical volatility data using daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates expected volatility for ESPP purchases using its own stock price volatility over the expected six-month term ESPP purchase periods.
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
The fair value of share-based payments for stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.00	6.03	6.03
Expected volatility	59.58%	72.64%	71.42%
Risk-free interest rate	2.80%	2.01%	1.37%

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	—	8.41 – 8.83	6.25 – 10.00
Expected volatility	—	69.9 – 78.70%	76.92%
Risk-free interest rate	—	1.83 – 2.04%	1.55 – 2.37%

No stock options granted to non-employees vested during the year ended December 31, 2018.
The fair value of shares purchased pursuant to the ESPP is estimated using the Black‑Scholes option pricing model. For the years ended December 31, 2018, 2017 and 2016, the weighted average grant date fair value per share for the ESPP was $3.26, $2.51 and $2.66, respectively and stock‑based compensation expense for the ESPP was $1.4 million, $1.1 million and $0.9 million, respectively.
The fair value of the shares purchased pursuant to the ESPP was estimated using the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	0.5	0.5	0.5
Expected volatility	71.66%	52.50%	66.31%
Risk-free interest rate	2.09%	1.23%	0.50%

The following table summarizes stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$2,960	$2,093	$1,353
Research and development	7,017	6,158	4,976
Selling and marketing	4,887	3,956	1,709
General and administrative	5,986	7,014	2,661
Total stock-based compensation expense	$20,850	$19,221	$10,699

At December 31, 2018, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $4.5 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 1.8 years. Unrecognized compensation expense related to RSUs at December 31, 2018, net of estimated forfeitures, was $22.6 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 2.1 years. At December 31, 2018, there was no unrecognized compensation expense related to PRSUs and no capitalized stock-based employee compensation.

12. Income taxes
The Company recorded a benefit for income taxes in the years ended December 31, 2018 and 2017. The Company did not record a provision or benefit for income taxes during the year ended December 31, 2016. The components of net loss before taxes by U.S. and foreign jurisdictions are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$132,194	$124,108	$99,793
Foreign	(39)	1,128	463
Total	$132,155	$125,236	$100,256

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Foreign	62	—	—
Total current benefit for income taxes	62	—	—
Deferred:
Federal	(2,862)	(1,704)	—
State	—	(152)	—
Total deferred benefit for income taxes	(2,862)	(1,856)	—
Total income tax benefit	$(2,800)	$(1,856)	$—

The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the periods presented:

	Year Ended December 31,
	2018	2017	2016
U.S. federal taxes at statutory rate	21.0%	34.0%	34.0%
State taxes (net of federal benefit)	5.2%	3.3%	1.4%
Stock-based compensation	(0.7)%	(1.1)%	(1.7)%
Research and development credits	2.7%	—%	—%
Non-deductible expenses	(0.6)%	—%	0.2%
Foreign tax differential	—%	(0.3)%	(0.2)%
Other	—%	—%	1.1%
Change in valuation allowance	(25.5)%	(34.4)%	(34.8)%
Change in deferred—Tax Reform	—%	(39.0)%	—%
Change in valuation allowance—Tax Reform	—%	39.0%	—%
Total	2.1%	1.5%	—%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$76,972	$70,825
Tax credits	15	15
Revenue recognition differences	47,650	29,819
Accruals and other	7,262	5,544
Gross deferred tax assets	131,899	106,203
Valuation allowance	(121,954)	(95,687)
Total deferred tax assets	9,945	10,516
Deferred tax liabilities:
Property and equipment	(9,945)	(10,516)
Total deferred tax liabilities	(9,945)	(10,516)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes included among other items, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act was generally effective January 1, 2018, GAAP required recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. As a result of the lower corporate tax rate enacted as part of the Tax Act, during 2017, the Company recorded a provisional estimate to reduce deferred tax assets by $48.8 million offset by a corresponding reduction in the valuation allowance resulting in no net impact to the Company's income tax benefit or expense.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, during 2017, the Company recorded a provisional estimate which resulted in a $48.8 million reduction in deferred tax assets and in the fourth quarter of 2018, the Company completed its analysis of the impact of the Tax Act and determined that no material adjustments were required to the provisional amounts previously recorded.
The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. The Company's valuation allowance increased by $26.3 million, $2.0 million, and $33.4 million during the years ended December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018, the Company had net operating loss carryforwards of approximately $318.7 million and $134.3 million available to reduce future taxable income, if any, for Federal and state income tax purposes, respectively. Of the $318.7 million, $277.3 million will begin to expire in 2030 while $41.4 million have no expiration date. The state net operating loss carryforwards will begin to expire in 2030.
As of December 31, 2018, the Company had research and development credit carryforwards of approximately $9.0 million and $7.4 million available to reduce its future tax liability, if any, for Federal and state income tax purposes, respectively. The Federal credit carryforwards begin to expire in 2030. California credit carryforwards have no expiration date.
Internal Revenue Code ("IRC") section 382 places a limitation (the “Section 382 limitation” or “annual limitation”) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Similar provisions exist for states. In addition, and as a result of the acquisitions of Good Start Genetics and CombiMatrix in 2017, tax loss carryforwards from acquired entities are also subject to the Section 382 limitation due to the change in control in the acquired entities in the current year.
The Company performed a section 382 analysis for Good Start Genetics and CombiMatrix and concluded that a substantial portion of the acquired operating loss and credit carryovers would expire unused as a result of annual limitations under IRC sections 382 and 383 in 2017. As a result, the federal and state operating loss and credit carryforwards acquired in connection with the Good Start Genetics and CombiMatrix acquisitions were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, as a result of equity issued in connection with its 2017 acquisitions, the Company also performed a section 382 analysis with respect to its legacy operating loss and credit carryforwards. The Company concluded while an ownership change occurred in 2017 as defined under IRC section 382, none of the Company’s legacy carryforwards would expire unused solely as a result of annual limitations imposed on the use of the carryforwards under IRC sections 382 and 383.
As of December 31, 2018, the Company had unrecognized tax benefits of $16.4 million, which primarily relates to research and development credits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. Unrecognized tax benefits are not expected to change in the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Unrecognized tax benefits, beginning of period	$10,561	$7,791	$11,429
Gross increases—current period tax positions	5,686	2,552	782
Gross increases (decreases)—prior period tax positions	128	218	(4,420)
Unrecognized tax benefits, end of period	$16,375	$10,561	$7,791

The Company’s policy is to include penalties and interest expense related to income taxes as a component of tax expense. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2018, 2017 and 2016.
The Company’s major tax jurisdictions are the United States and California. All of the Company’s tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending.
13. Net loss per share
The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016
Net loss	$(129,355)	$(123,380)	$(100,256)
Shares used in computing net loss per share, basic and diluted	66,747	46,512	33,176
Net loss per share, basic and diluted	$(1.94)	$(2.65)	$(3.02)

The following common stock equivalents have been excluded from diluted net loss per share for the years ended December 31, 2018, 2017 and 2016 because their inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Shares of common stock subject to outstanding options	3,855	4,115	4,491
Shares of common stock subject to outstanding warrants	611	1,962	—
Shares of common stock subject to outstanding RSUs	4,031	2,387	892
Shares of common stock subject to outstanding PRSUs	—	—	530
Shares of common stock pursuant to ESPP	63	59	55
Shares of common stock underlying Series A convertible preferred stock	3,459	3,459	—
Total shares of common stock equivalents	12,019	11,982	5,968

14. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$138,239	$62,446	$20,758
Canada	4,206	3,226	2,526
Rest of world	5,254	2,549	1,764
Total revenue	$147,699	$68,221	$25,048

As of December 31, 2018 and 2017, all long-lived assets were located in the United States.
15. Selected quarterly data (unaudited)
The following table summarizes the Company's quarterly financial information for 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$27,671	$37,306	$37,366	$45,356
Cost of revenue	$18,076	$20,447	$20,441	$21,141
Loss from operations	$(36,475)	$(30,068)	$(30,110)	$(25,904)
Net loss(2)	$(36,120)	$(31,671)	$(31,723)	$(29,841)
Net loss per share, basic and diluted(1)	$(0.66)	$(0.47)	$(0.45)	$(0.40)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$10,338	$14,336	$18,148	$25,399
Cost of revenue	$9,329	$10,490	$13,274	$17,049
Loss from operations	$(27,337)	$(28,075)	$(30,976)	$(34,891)
Net loss(2)	$(26,928)	$(28,557)	$(27,402)	$(40,493)
Net loss per share, basic and diluted(1)	$(0.64)	$(0.66)	$(0.57)	$(0.78)
___________________________________________________________________

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net loss per share information may not equal annual net loss per share.

(2)	Includes $5.3 million of debt extinguishment costs during the three months ended December 31, 2018. See Note 9, "Commitments and contingencies" for further information.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

ITEM 9A.	Controls and Procedures.
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
Changes in internal controls
There was no change in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

ITEM 9B.	Other Information.
As of the date of this filing, Patricia E. Dumond has ceased to serve as our Principal Accounting Officer. Shelly D. Guyer, age 58, our Chief Financial Officer since June 2017, has been appointed to serve in the additional position of Principal Accounting Officer. Ms. Guyer served as Chief Financial Officer of Veracyte, Inc., a genomic diagnostics company, from April 2013 to December 2016 and served as Veracyte’s Secretary from April 2013 to March 2014. Ms. Guyer has no family relationships with any of our directors or executive officers, and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Ms. Dumond will continue as an employee of Invitae working on various matters, including direct offering of product lines into the marketplace.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors,” contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2018 in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders, or the Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
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
The information required by this item is incorporated by reference from the information under the caption “Election of Directors-Certain Relationships and Related Transactions” and “Director Independence” contained in the Proxy Statement.

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

2.2@
Form of Stock Exchange Agreement dated as of June 11, 2017 by and among Invitae Corporation, each of the selling stockholders listed on Schedule 1 thereto, and the sellers’ agent (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 13, 2017).

2.3@
Agreement and Plan of Merger and Reorganization, dated as of July 31, 2017, by and among Invitae Corporation, Coronado Merger Sub, Inc. and CombiMatrix Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2017).

2.4@
Agreement and Plan of Merger, dated as of July 31, 2017, by and among Invitae Corporation, Bueno Merger Sub, Inc., Good Start Genetics, Inc., the Noteholders, the Management Carveout Plan Participants, and OrbiMed Private Investments III, LP as the Holders’ Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2017).

2.5
Securities Purchase Agreement, dated as of November 6, 2018, by and among Invitae Corporation and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 7, 2018).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed February 23, 2015).

3.1.1
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Invitae Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K filed February 23, 2015).

4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑201433), as amended, declared effective on February 11, 2015).

4.2	Registration Rights Agreement, dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2017).

4.3	Amended and Restated Registration Rights Agreement, dated as of July 31, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2017).

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

Exhibit Number	Description

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

10.12&
Loan and Security Agreement dated as of March 15, 2017 between Oxford Capital, LLC and Invitae Corporation (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2016).

10.13
First Amendment to Loan and Security Agreement entered into as February  26, 2018 between Oxford Finance LLC and Invitae Corporation together with its subsidiaries PatientCrossroads, Inc., Good Start Genetics, Inc., Ommdom Inc., Combimatrix Corporation and Combimatrix Molecular Diagnostics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 28, 2018).

10.14
Second Amendment to Loan and Security Agreement entered into as of June  29, 2018 between Oxford Finance LLC and Invitae Corporation together with its subsidiaries PatientCrossroads, Inc., Good Start Genetics, Inc., Ommdom Inc., Combimatrix Corporation and Combimatrix Molecular Diagnostics, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 29, 2018).

10.15
Form of Warrant to Purchase Common Stock between Oxford Capital, LLC and Invitae Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.16
Note Purchase Agreement, dated as of November  6, 2018, by and among Invitae Corporation, the guarantors from time to time party thereto, INN SA LLC, as collateral agent, and the purchasers listed therein or otherwise party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 7, 2018).

Exhibit Number	Description

10.17#	Offer Letter, dated May 19, 2017, between Invitae Corporation and Shelly Guyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2017).

10.18
Marketing and Laboratory Services Agreement dated as of September 25, 2017 by and between Invitae Corporation, Good Start Genetics, Inc. and CombiMatrix Molecular Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 27, 2017).

10.19*	Sales Agreement dated August 9, 2018 between Invitae Corporation and Cowen and Company, LLC.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on the signature page to this Form 10‑K).

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1+	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes‑Oxley Act of 2002).

32.2+	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes‑Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________________________

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
@	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
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
Sean E. George, Ph.D. President and Chief Executive Officer
Date: February 28, 2019
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sean E. George and Shelly D. Guyer, and each of them, his true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑ in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ Sean E. George, Ph.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2019
Sean E. George, Ph.D.

/s/ Shelly D. Guyer	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Shelly D. Guyer

/s/ Randal W. Scott, Ph.D.	Executive Chairman of the Board of Directors	February 28, 2019
Randal W. Scott, Ph.D.

/s/ Eric Aguiar, M.D.	Director	February 28, 2019
Eric Aguiar, M.D.

/s/ Geoffrey S. Crouse	Director	February 28, 2019
Geoffrey S. Crouse

/s/ Christine M. Gorjanc	Director	February 28, 2019
Christine M. Gorjanc

/s/ Chitra Nayak	Director	February 28, 2019
Chitra Nayak