Form 10-Q
period 2019-03-31
Invitae Corp
filed 2019-05-07
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b 2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	NVTA	New York Stock Exchange
The number of shares of the registrant’s common stock outstanding as of April 26, 2019 was 89,840,831.

PART I — Financial Information

ITEM 1. Consolidated Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$252,502	$112,158
Marketable securities	28,714	13,727
Accounts receivable	23,700	26,296
Prepaid expenses and other current assets	16,569	13,258
Total current assets	321,485	165,439
Property and equipment, net	25,757	27,886
Operating lease assets	37,290	—
Restricted cash	5,871	6,006
Intangible assets, net	29,156	30,469
Goodwill	50,095	50,095
Other assets	6,845	3,064
Total assets	$476,499	$282,959
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,867	$7,812
Accrued liabilities	25,354	26,563
Operating lease obligations	4,419	—
Finance lease obligations	1,960	1,937
Total current liabilities	41,600	36,312
Operating lease obligations, net of current portion	42,634	—
Finance lease obligations, net of current portion	875	1,375
Debt	74,828	74,477
Other long-term liabilities	150	8,956
Total liabilities	160,087	121,120
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	9	8
Accumulated other comprehensive income (loss)	8	(5)
Additional paid-in capital	870,784	678,548
Accumulated deficit	(554,389)	(516,712)
Total stockholders’ equity	316,412	161,839
Total liabilities and stockholders’ equity	$476,499	$282,959

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Test revenue	$39,619	$27,053
Other revenue	934	618
Total revenue	40,553	27,671
Cost of revenue	21,254	18,076
Research and development	17,994	15,366
Selling and marketing	24,193	18,924
General and administrative	13,319	11,780
Loss from operations	(36,207)	(36,475)
Other income, net	638	1,647
Interest expense	(2,108)	(1,292)
Net loss	$(37,677)	$(36,120)
Net loss per share, basic and diluted	$(0.47)	$(0.66)
Shares used in computing net loss per share, basic and diluted	79,369	54,382

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(37,677)	$(36,120)
Other comprehensive income:
Unrealized income on available-for-sale marketable securities, net of tax	13	11
Comprehensive loss	$(37,664)	$(36,109)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Common stock:
Balance, beginning of period	$8	$5
Common stock issued	1	—
Balance, end of period	9	5

Accumulated other comprehensive income (loss):
Balance, beginning of period	(5)	(171)
Unrealized income on available-for-sale marketable securities, net of tax	13	11
Balance, end of period	8	(160)

Additional paid-in capital:
Balance, beginning of period	678,548	520,558
Common stock issued in connection with public offering, net	184,490	—
Common stock issued on exercise of stock options, net	2,019	22
Common stock issued pursuant to exercises of warrants	88	169
Common stock issued pursuant to business combinations	416	—
Warrants issued pursuant to loan agreement	—	383
Stock-based compensation expense	5,223	4,393
Other	—	67
Balance, end of period	870,784	525,592

Accumulated deficit:
Balance, beginning of period	(516,712)	(398,598)
Cumulative effect of accounting change	—	11,241
Net loss	(37,677)	(36,120)
Balance, end of period	(554,389)	(423,477)
Total stockholders' equity	$316,412	$101,960

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(37,677)	$(36,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,286	3,433
Stock-based compensation	5,223	4,393
Remeasurements of liabilities associated with business combinations	(130)	1,093
Other	388	32
Changes in operating assets and liabilities:
Accounts receivable	2,596	(224)
Prepaid expenses and other current assets	(3,365)	(1,156)
Other assets	1,019	(2,548)
Accounts payable	(307)	(1,574)
Accrued expenses and other liabilities	601	(231)
Net cash used in operating activities	(28,366)	(32,902)

Cash flows from investing activities:
Purchases of marketable securities	(20,781)	(225)
Proceeds from sales of marketable securities	—	19,965
Proceeds from maturities of marketable securities	6,000	2,078
Purchases of property and equipment	(2,764)	(1,871)
Net cash provided by (used in) in investing activities	(17,545)	19,947

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	184,490	—
Proceeds from issuance of common stock	2,107	191
Proceeds from debt financing	—	19,792
Finance lease principal payments	(477)	(638)
Net cash provided by financing activities	186,120	19,345

Net increase in cash, cash equivalents and restricted cash	140,209	6,390
Cash, cash equivalents and restricted cash at beginning of period	118,164	17,459
Cash, cash equivalents and restricted cash at end of period	$258,373	$23,849

Supplemental cash flow information of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$2,389	$658
Investment in privately-held company in other assets and accrued liabilities	$—	$1,125
Warrants issued pursuant to loan and security agreement	$—	$383
Deferred offering costs included in accounts payable and accrued liabilities	$—	$263
Common stock issued for acquisition of businesses	$416	$—
Lease assets obtained in exchange for lease obligations, net	$1,617	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. We utilize an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. Our headquarters and main production facility is located in San Francisco, California. We currently have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. Our tests include genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. In addition, and as a result of the acquisitions of Good Start Genetics (“Good Start”) in August 2017 and CombiMatrix Corporation (“CombiMatrix”) in November 2017, our services also include screening and testing in reproductive health, including preimplantation and carrier screening for inherited disorders, prenatal diagnosis, miscarriage analysis and pediatric developmental disorders. To complement these offerings, in the first quarter of 2019, we introduced our Non-invasive Prenatal Screen. Invitae operates in one segment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
2. Summary of significant accounting policies
Principles of consolidation
Our unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.
Significant estimates and assumptions made by management include the determination of:

•	revenue recognition (See Note 3, “Revenue, accounts receivable and deferred revenue” for further information);

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the fair value of goodwill and intangible assets;

•	the recoverability of long-lived assets;

•	our incremental borrowing rate used to calculate our lease obligations;

•	stock-based compensation expense and the fair value of awards issued; and

•	income tax uncertainties.

Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.
Significant customers are those that represent 10% or more of our total revenue presented on the statements of operations. For the significant customer, revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2019	2018
Medicare	22%	16%
Our significant customer and its related accounts receivable balance as a percentage of total accounts receivable was as follows:

	March 31, 2019	December 31, 2018
Medicare	21%	21%

Cash, cash equivalents and restricted cash
We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds.
Restricted cash consists primarily of money market funds that serve as collateral for security deposits for our facility leases and sublease agreements and collateral for a credit card agreement at one of our financial institutions.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$252,502	$18,443
Restricted cash	5,871	5,406
Total cash, cash equivalents and restricted cash	$258,373	$23,849

Accounts receivable
We receive payment for our tests from partners, patients, institutional customers and third-party payers. See Note 3, “Revenue, accounts receivable and deferred revenue” for further information.
Inventory
We maintain test reagents and other consumables primarily used in sample collection kits which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. Our inventory was $8.8 million and $8.3 million as of March 31, 2019 and December 31, 2018, respectively, and was recorded in prepaid expenses and other current assets on our consolidated balance sheets.
Business combinations
The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. We base the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by our management, which consider our estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value as a component of operating expenses.
Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.
Goodwill
In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), our goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, we perform annual impairment reviews of our goodwill balance during the fourth fiscal quarter. In testing for impairment, we compare the fair value of our consolidated single reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to the reporting unit.
We have not incurred any goodwill impairment losses in any of the periods presented.
Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, finance leases and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of finance leases and debt approximates their fair values.
Revenue recognition
We recognize revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. All revenues are generated from contracts with customers.
Test revenue is generated primarily from the sale of tests that provide analysis and associated interpretation of the sequencing of parts of the genome.
Other revenue consists primarily of revenue from genome network subscription services which is recognized on a straight-line basis over the subscription term, and revenue from collaboration agreements.
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering the genetic testing results to clinicians and includes expenses for personnel-related costs including stock-based compensation, materials and supplies, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation, amortization of acquired intangibles and utilities.
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities, consisting of convertible preferred stock, options to purchase common stock, common stock warrants, and RSUs, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share because their effect would be antidilutive for all periods presented.

Recent accounting pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) which requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We are currently evaluating the effect that adoption of this ASU will have on our consolidated financial statements.
Recently adopted accounting pronouncements – Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as “Topic 842”). Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases at the commencement date and also make expanded disclosures about leasing arrangements.
On January 1, 2019, we adopted Topic 842 using the modified retrospective approach in accordance with Topic 842. Adoption of Topic 842 had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statements of operations. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840: Leases. We elected the package of practical expedients permitted under the transition guidance which, among other things, allowed us to carry forward the historical classification of leases in place as of January 1, 2019.
The effect of the adoption of Topic 842 on our consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Property and equipment, net	$27,886	$(5,159)	$22,727
Operating lease assets	$—	$36,711	$36,711
Other assets	$3,064	$5,159	$8,223
Accrued liabilities	$26,563	$(490)	$26,073
Operating lease obligations	$—	$4,697	$4,697
Operating lease obligations, net of current portion	$—	$41,279	$41,279
Other long-term liabilities	$8,956	$(8,775)	$181

The adjustments due to the adoption of Topic 842 primarily relate to the recognition of operating and finance lease right-of-use assets and operating lease liabilities. Finance lease assets are recorded within other assets on our consolidated balance sheet and were $5.2 million as of implementation of Topic 842 on January 1, 2019 and $4.8 million as of March 31, 2019.
Under Topic 842, we determine if an arrangement is a lease at inception primarily based on the determination of the party responsible for directing the use of an underlying asset within a contract. Operating leases are included in operating lease assets and operating lease obligations in our consolidated balance sheets. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made by us including our estimated credit rating. Operating lease right-of-use assets also include any lease payments made prior to the lease commencement date and exclude any lease incentives paid or payable at the lease commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.

As allowed under Topic 842, we elected to not apply the recognition requirements of Topic 842 to short-term leases, that is, leases with terms of 12 months or less which do not include an option to purchase the underlying asset that we are reasonably certain to exercise. For short-term leases, we recognize lease payments as operating expenses on a straight-line basis over the lease term.
As a result of our election of the package of practical expedients permitted under the Topic 842 transition guidance, for assets related to facilities leases we elected to account for lease and non-lease components, such as common area maintenance charges, as a single lease component.
We did not identify any material embedded leases with the adoption of Topic 842 and therefore the implementation of Topic 842 primarily focused on the treatment of our previously identified leases.
3. Revenue, accounts receivable and deferred revenue
Test revenue is generated from sales of diagnostic tests to three groups of customers: institutions, such as hospitals, clinics and partners; patients who pay directly; and patients’ insurance carriers. Amounts billed and collected, and the timing of collections, vary based on whether the payer is an institution, an insurance carrier or a patient. Other revenue consists principally of revenue recognized under collaboration and genome network agreements.
The following table includes our revenues as disaggregated by payer category (in thousands):

	Three Months Ended March 31,
	2019	2018
Test revenue:
Institutions	$8,154	$7,231
Patient - direct	3,741	2,850
Patient - insurance	27,724	16,972
Total test revenue	39,619	27,053
Other revenue	934	618
Total revenue	$40,553	$27,671

We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. The estimate of the transaction price of test revenue is based on many factors such as length of payer relationship, historical payment patterns, changes in contract provisions and insurance reimbursement policies. Cash collections for certain diagnostic tests delivered may differ from rates originally estimated. As a result of new information, we updated our estimate of the amounts to be recognized for previously delivered tests which resulted in an additional $0.4 million of test revenue for the three months ended March 31, 2019. This change in estimate decreased our loss from operations by $0.4 million and decreased basic and diluted net loss per share by approximately $0.01 for the three months ended March 31, 2019.
Accounts receivable
The majority of our accounts receivable represents amounts billed to institutions (e.g., hospitals, clinics, partners) and estimated amounts to be collected from third-party insurance payers for diagnostic test revenue recognized. Also included is amounts due under the terms of collaboration and genome network agreements for diagnostic testing and data aggregation reporting services provided and proprietary platform access rights transferred.
Deferred revenues
We record deferred revenues when cash payments are received or due in advance of our performance related to one or more performance obligations. The amounts deferred to date primarily consist of consideration received pertaining to the estimated exercise of certain re-requisition rights. In order to comply with loss contract rules, our re-requisition rights revenue deferral is no less than the estimated cost of fulfilling its related obligations. We recognize revenue related to re-requisition rights as the rights are exercised or expire unexercised, which is generally within 90 days of initial deferral.

4. Business combinations
Good Start Genetics
In August 2017, we acquired 100% of the fully diluted equity of Good Start, a privately held molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. As of December 31, 2018, we had a hold-back amount payable for remaining common stock to be issued upon the resolution of outstanding claims from Good Start customers of approximately $1.5 million, of which $0.7 million was settled during the three months ended March 31, 2019.
5. Goodwill and intangible assets
Goodwill
There were no changes in the carrying amounts of goodwill during the three months ended March 31, 2019.
Intangible Assets
The following table presents details of our finite-lived intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019				December 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in Years)	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in Years)
Customer relationships	$23,763	$(3,374)	$20,389	10.0	$23,763	$(2,783)	$20,980	10.0
Developed technology	11,963	(4,111)	7,852	4.8	11,963	(3,482)	8,481	4.8
Non-compete agreement	286	(129)	157	5.0	286	(114)	172	5.0
Trade name	576	(364)	212	2.7	576	(329)	247	2.7
Patent licensing agreement	496	(45)	451	15.0	496	(37)	459	15.0
Favorable leases	247	(152)	95	2.2	247	(117)	130	2.2
	$37,331	$(8,175)	$29,156		$37,331	$(6,862)	$30,469

Acquisition-related intangibles included in the above table are finite-lived and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis, in proportion to estimated cash flows. All other acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $1.3 million for each of the three months ended March 31, 2019 and 2018. Amortization expense is recorded to cost of revenue, research and development, sales and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of March 31, 2019 (in thousands):

2019 (remainder of year)	$3,935
2020	5,525
2021	5,829
2022	4,124
2023	3,111
Thereafter	6,632
Total estimated future amortization expense	$29,156

6. Balance sheet components
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$13,063	$13,034
Laboratory equipment	23,384	22,149
Equipment under capital lease	—	7,129
Computer equipment	4,911	4,723
Software	2,597	2,594
Furniture and fixtures	784	784
Automobiles	20	20
Construction-in-progress	5,151	1,962
Total property and equipment, gross	49,910	52,395
Accumulated depreciation and amortization	(24,153)	(24,509)
Total property and equipment, net	$25,757	$27,886

Depreciation expense was $1.6 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation and related expenses	$9,251	$7,917
Liabilities associated with business combinations	5,910	6,460
Liability associated with co-development agreement	—	2,000
Deferred revenue	1,155	761
Other	9,038	9,425
Total accrued liabilities	$25,354	$26,563

Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Lease incentive obligation, non-current	$—	$3,280
Deferred rent, non-current	—	5,495
Other non-current liabilities	150	181
Total other long-term liabilities	$150	$8,956

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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$233,062	$—	$—	$233,062	$233,062	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
Commercial paper	28,406	8	—	28,414	—	28,414	—
Total financial assets	$261,768	$8	$—	$261,776	$233,062	$28,714	$—

Financial liabilities:
Contingent consideration				$5,154	—	—	$5,154
Total financial liabilities				$5,154	—	—	$5,154

March 31, 2019
Reported as:
Cash equivalents	$227,191
Restricted cash	5,871
Marketable securities	28,714
Total cash equivalents, restricted cash, and marketable securities	$261,776

Accrued liabilities	$5,154

	December 31, 2018
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$93,934	$—	$—	$93,934	$93,934	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
Commercial paper	10,908	—	(1)	10,907	—	10,907	—
U.S. treasury notes	9,990	—	—	9,990	9,990	—	—
U.S. government agency securities	6,001	—	(4)	5,997	—	5,997	—
Total financial assets	$121,133	$—	$(5)	$121,128	$103,924	$17,204	$—

Financial liabilities:
Contingent consideration				$4,998	—	—	$4,998
Total financial liabilities				$4,998	—	—	$4,998

December 31, 2018
Reported as:
Cash equivalents	$101,395
Restricted cash	6,006
Marketable securities	13,727
Total cash equivalents, restricted cash, and marketable securities	$121,128

Accrued liabilities	$4,998

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at March 31, 2019 was nil. None of the available-for-sale securities held as of March 31, 2019 has been in a continuous unrealized loss position for more than one year. We have not identified any other-than-temporary declines in market value and thus have not recorded any impairment charges on our financial assets during the three months ended March 31, 2019.
At March 31, 2019, the remaining contractual maturities of available-for-sale securities ranged from zero to three months.

 Our certificates of deposit, commercial paper, and debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
As of March 31, 2019, we had a contingent obligation of $5.0 million of our common stock calculated using a 30-day trailing average share price to the former owners of AltaVoice in conjunction with our acquisition of AltaVoice in January 2017. The amount of the contingent obligation was dependent upon 2017 and 2018 revenue attributable to AltaVoice. Since revenue attributable to AltaVoice for the combined period of 2017 and 2018 was greater than the $10 million contingent milestone, in April 2019 we issued 0.2 million shares of our common stock to the former owners of AltaVoice which had a fair value on the date of issuance of $5.2 million.
The fair value of our outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The estimated fair value of our outstanding debt at March 31, 2019 and December 31, 2018 approximated the carrying values.

8. Commitments and contingencies
Leases
Operating leases
In 2015, we entered into a lease agreement for our headquarters and main production facility in San Francisco, California which commenced in 2016. This lease expires in July 2026 and we may renew the lease for an additional ten years. This optional period was not considered reasonably certain to be exercised and therefore we determined the lease term to be a ten-year period expiring in 2026. In connection with the execution of the lease, we provided a security deposit of approximately $4.6 million which is included in restricted cash in our consolidated balance sheets. We also have other operating leases for office and laboratory space in California and Massachusetts.
As of March 31, 2019, the weighted-average remaining lease term for our operating leases was 6.5 years and the weighted-average discount rate used to determine our operating lease liability was 11.5%. Cash payments included in the measurement of our operating lease liabilities were $2.4 million for the three months ended March 31, 2019.
The components of lease costs, which were included in cost of revenue, research and development, selling and marketing and general and administrative expenses on our consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating lease costs	$2,517	$2,440
Sublease income	(43)	(39)
Total operating lease costs	2,474	2,401
Finance lease costs	420	509
Total lease costs	$2,894	$2,910

Future minimum payments under non-cancelable operating leases as of March 31, 2019 are as follows (in thousands):

2019 (remainder of year)	$7,391
2020	9,616
2021	9,738
2022	9,661
2023	8,901
Thereafter	25,716
Future non-cancelable minimum operating lease payments	71,023
Less: minimum payments to be received from non-cancelable subleases	(131)
Total future non-cancelable minimum operating lease payments, net	70,892
Less: imputed interest	(23,839)
Total operating lease liabilities	47,053
Less: current portion	(4,419)
Operating lease obligations, net of current portion	$42,634

Finance leases
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years with a weighted-average remaining lease term of 1.4 years as of March 31, 2019 and are typically secured by the underlying equipment. The weighted-average discount rate used to determine the finance lease liability was 6.2%. The portion of the future payments designated as principal repayment was classified as a finance lease obligation on our consolidated balance sheets. Cash payments included in the measurement of our finance lease liabilities were $0.5 million for the three months ended March 31, 2019.

Future payments under finance leases at March 31, 2019 are as follows (in thousands):

2019 (remainder of year)	$1,560
2020	1,394
2021	21
Total finance lease obligations	2,975
Less: interest	(140)
Present value of net minimum finance lease payments	2,835
Less: current portion	(1,960)
Finance lease obligations, net of current portion	$875

Debt financing
In November 2018, we entered into a Note Purchase Agreement (the "2018 Note Purchase Agreement") pursuant to which we were eligible to borrow an aggregate principal amount up to $200.0 million over a seven year maturity term which included an initial borrowing of $75.0 million in November 2018. We received net proceeds of $10.3 million after terminating and repaying the balance of our obligations of approximately $64.7 million with our previous lender.
At March 31, 2019, obligations under the 2018 Note Purchase Agreement were $75.0 million which are required to be repaid to the lender in a balloon payment no later than 2025. If we repay prior to the three year anniversary following the initial borrowing, the amount due will be: 117.5% of the principal amount if payment is made within 12 months after the borrowing; 132.5% of the principal amount if payment is made between 12 and 24 months after the borrowing; and 145.0% of the principal amount if payment is made between 24 and 36 months after the borrowing, all less the interest payments we've made since our initial borrowing.
The outstanding principal amount under the 2018 Note Purchase Agreement bears interest at a rate of 8.75% annually. In addition, beginning on January 1, 2020 and continuing until repayment or maturity of any outstanding principal, we will make quarterly payments of 0.5% of our annual net revenues subject to a maximum annual amount of such payments of $1.6 million which will be recognized as interest expense. Through the fixed interest charges and the quarterly revenue payments, we are required to pay total amounts to generate an 11% internal rate of return to the lender on any outstanding principal balances due in a lump-sum upon the repayment or maturity of any outstanding principal. During the three months ended March 31, 2019, the 2018 Note Purchase Agreement bore interest at an average interest rate of 10.6%.
The 2018 Note Purchase Agreement contains quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Our obligations under the 2018 Note Purchase Agreement are secured by a security interest in substantially all of our and certain of our subsidiaries’ assets.
Debt discounts, including debt issuance costs, related to the 2018 Note Purchase Agreement of $0.7 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2018 Note Purchase Agreement. Future estimated payments under the 2018 Note Purchase Agreement as of March 31, 2019 are as follows (in thousands):

2019 (remainder of year)	$5,013
2020	8,297
2021	8,279
2022	8,279
2023	8,279
Thereafter	89,948
Total remaining payments	128,095
Less: debt discount	(694)
Less: interest	(52,573)
Total debt	$74,828

Interest expense related to our debt financings was $2.0 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At March 31, 2019, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $5.6 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at March 31, 2019 or December 31, 2018.
Contingencies
We were not a party to any material legal proceedings at March 31, 2019, or at the date of this report. We may from time to time become involved in various legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.
9. Stockholders’ equity
Shares Outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Convertible preferred stock:
Shares outstanding, beginning of period	3,459	3,459
Conversion into common stock	(3,334)	—
Shares outstanding, end of period	125	3,459

Common stock:
Shares outstanding, beginning of period	75,481	53,597
Common stock issued in connection with public offering	10,350	—
Common stock issued on exercise of stock options, net	260	11
Common stock issued pursuant to vesting of RSUs	121	66
Common stock issued pursuant to exercises of warrants	15	28
Common stock issued pursuant to business combinations	40	—
Common stock issued upon conversion of preferred stock	3,334	—
Other	—	8
Shares outstanding, end of period	89,601	53,710

2018 Sales Agreement
In August 2018, we entered into a Common Stock Sales Agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed $75.0 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on The New York Stock Exchange, and also may sell the shares in privately negotiated transactions, subject to our prior approval. Per the terms of the agreement, Cowen receives a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. In March 2019, we amended the 2018 Sales Agreement to increase the aggregate amount of our common stock to be sold under this agreement not to exceed $175.0 million. During 2018, we sold a total of 4.3 million shares of common stock under the 2018 Sales Agreement for aggregate gross proceeds of $61.1 million and net proceeds of $58.9 million. No shares of our common stock were sold under this agreement during 2019.
Public offerings
In March 2019, we sold, in an underwritten public offering, an aggregate of 10.4 million shares of our common stock at a price of $19.00 per share, for gross proceeds of $196.7 million and net proceeds of $184.5 million.
In April 2018, we sold, in an underwritten public offering, an aggregate of 12.8 million shares of our common stock at a price of $4.50 per share, for gross proceeds of $57.5 million and net proceeds of $53.5 million.
Private placement
In August 2017, in a private placement to certain accredited investors, we issued 5.2 million shares of common stock at a price of $8.50 per share, and 3.5 million shares of our Series A convertible preferred stock at a price of $8.50 per share, for gross proceeds of approximately $73.5 million and net proceeds of $68.9 million. The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. During the three months ended March 31, 2019, 3.3 million shares of Series A convertible preferred stock were converted to 3.3 million shares of common stock.
10. Stock incentive plans
Stock incentive plans
In 2010, we adopted the 2010 Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock-based awards to employees, directors and consultants under terms and provisions established by our Board of Directors. Under the terms of the 2010 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options must be at least 110% of fair market of the common stock on the grant date, as determined by our Board of Directors. The terms of options granted under the 2010 Plan may not exceed ten years.
In January 2015, we adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which became effective upon the closing of our initial public offering (“IPO”). Shares outstanding under the 2010 Plan were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards.
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
RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	118	3,855	$8.54	6.8	$9,927
Additional shares reserved	3,019	—
Options cancelled	10	(10)	9.59
Options exercised	—	(260)	7.77
RSUs granted	(265)	—
RSUs cancelled	31	—
Balances at March 31, 2019	2,913	3,585	$8.60	6.7	$53,154
Options exercisable at March 31, 2019		2,651	$8.41	6.3	$39,794
Options vested and expected to vest at March 31, 2019		3,477	$8.58	6.6	$51,593

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The weighted-average fair value of RSUs granted was $14.45 and $7.81 in the three months ended March 31, 2019 and 2018, respectively.
The total grant-date fair value of options to purchase common stock vested was $1.1 million and $1.8 million in the three months ended March 31, 2019 and 2018, respectively.
The intrinsic value of options to purchase common stock exercised was $3.3 million and $0.1 million in the three months ended March 31, 2019 and 2018, respectively.
The following table summarizes RSU activity for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	4,031	$8.35
RSUs granted	265	$14.45
RSUs vested	(121)	$6.50
RSUs cancelled	(31)	$8.51
Balance at March 31, 2019	4,144	$8.79

 2015 employee stock purchase plan
In January 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At March 31, 2019, cash received from payroll deductions pursuant to the ESPP was $2.0 million.
The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At March 31, 2019, a total of 1.0 million shares of common stock were reserved for issuance under the ESPP.
 Stock-based compensation
We use the grant date fair value of our common stock to value both employee and non-employee options when granted. We revalue non-employee options each reporting period using the fair market value of our common stock as of the last day of each reporting period.
No stock options were granted in either three-month period ended March 31, 2019 or 2018 and no stock options granted to non-employees vested in either period.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2019 and 2018 included in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$651	$491
Research and development	1,805	1,483
Selling and marketing	1,243	1,048
General and administrative	1,524	1,371
Total stock-based compensation expense	$5,223	$4,393

At March 31, 2019, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $3.5 million, which we expect to recognize on a straight-line basis over a weighted-average period of 1.6 years. Unrecognized compensation expense related to RSUs at March 31, 2019, net of estimated forfeitures, was $22.4 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.0 years. As of March 31, 2019, there was no capitalized stock-based employee compensation.
11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss	$(37,677)	$(36,120)
Shares used in computing net loss per share, basic and diluted	79,369	54,382
Net loss per share, basic and diluted	$(0.47)	$(0.66)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2019 and 2018 because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2019	2018
Shares of common stock subject to outstanding options	3,585	4,075
Shares of common stock subject to outstanding warrants	596	2,019
Shares of common stock subject to outstanding RSUs	4,144	2,424
Shares of common stock pursuant to ESPP	178	327
Shares of common stock underlying Series A convertible preferred stock	125	3,459
Total shares of common stock equivalents	8,628	12,304

12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$37,645	$25,907
Canada	965	1,008
Rest of world	1,943	756
Total revenue	$40,553	$27,671

All long-lived assets at March 31, 2019 and December 31, 2018, were located in the United States.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Historic results are not necessarily indicative of future results.
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

•	the implementation of our business model;

•	the expected benefits from our acquisitions;

•	the rate and degree of market acceptance of our tests and genetic testing generally;

•	our ability to scale our infrastructure and operations in a cost‑effective manner;

•	the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assay to include additional genes;

•	our expectations with respect to future hiring;

•	the timing and results of studies with respect to our tests;

•	developments and projections relating to our competitors and our industry;

•	our competitive strengths;

•	the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;

•	our commercial plans, including our sales and marketing expectations;

•	our ability to obtain and maintain adequate reimbursement for our tests;

•	regulatory developments in the United States and foreign countries;

•	our ability to attract and retain key scientific or management personnel;

•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our ability to obtain funding for our operations and the growth of our business, including potential acquisitions;

•	our financial performance;

•	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results;

•	our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements; and

•	the impact of tax laws on our business.
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

•
Creating a unique user experience.  A state-of-the-art interactive platform will enhance our service offering, leverage the uniquely empowering characteristics of online sharing of genetic information and, we believe, enable a superior economic offering to clients. We intend to continue to expend substantial efforts developing, acquiring and implementing technology-driven improvements to our customers’ experience. We believe that an enhanced user experience and the resulting benefits to our brand and reputation will help draw customers to us over and above our direct efforts to do so.

•
Driving volume.  We intend to increase our brand equity and visibility through excellent service and a variety of marketing and promotional techniques, including scientific publications and presentations, sales, marketing, public relations, social media and web technology vehicles. We believe that rapidly increasing volume of customers using our platform helps us to attract partners.

•
Attracting partners.  As we add more customers to our platform, we believe our business becomes particularly attractive to potential partners that can help the patients in our network further benefit from their genetic information or that provide us access to new customers who may wish to join our network. We believe the cumulative effect of the increased volume brought by these strategic components will allow us to lower the cost of our service.

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
Business overview
We offer high quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and completed our entry into prenatal and perinatal genetic testing. In the first quarter of 2019, we expanded our reproductive offering by introducing our Non-invasive Prenatal Screen.
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
We have experienced rapid growth. For the years ended December 31, 2018, 2017 and 2016, our revenue was $147.7 million, $68.2 million and $25.0 million, respectively, and we incurred net losses of $129.4 million, $123.4 million and $100.3 million, respectively. For the three months ended March 31, 2019 and 2018, our revenue was $40.6 million and $27.7 million, respectively, and we incurred net losses of $37.7 million and $36.1 million, respectively. At March 31, 2019, our accumulated deficit was $554.4 million. To meet the demands of scaling our business, we increased our number of employees to 884 at March 31, 2019 from 672 on March 31, 2018. We grew our sales force to 170 at March 31, 2019 from 112 at March 31, 2018. We expect headcount will continue to increase in 2019 as we add to the team to support anticipated growth.
Sales of our tests have grown significantly. In 2018, 2017 and 2016, we generated approximately 292,000, 145,000 and 57,000 billable tests, respectively. In the three months ended March 31, 2019, we generated approximately 87,000 billable tests compared to approximately 59,000 billable tests in the same period in 2018. Approximately 31% of the billable tests we performed in the first three months of 2019 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient which may result in further delay or decreased likelihood of collection.

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
Success obtaining and maintaining reimbursement
Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. As of March 31, 2019, we have entered into contracts for laboratory services with payers covering approximately 270 million lives, comprised of Medicare, most national health plans, and Medicaid in 44 states, including California (Medi-Cal), our home state.
In cases where we have established reimbursement rates with third-party payers, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements may vary from payer to payer, and it may be time-consuming and require substantial resources to meet these requirements. We may also experience delays in or denials of coverage if we do not adequately comply with these requirements. In addition, we have experienced, and may continue to experience, delays in reimbursement when we transition to being an in-network provider with a payer.
We expect to continue to focus our resources on increasing adoption of, and expanding coverage and reimbursement for, our current tests, tests provided by companies we acquire and any future tests we may develop. However, if we are not able to continue to obtain and maintain adequate reimbursement from third-party payers and institutions and partners for our testing services and expand the base of clinicians ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.
Ability to lower the costs associated with performing our tests
Reducing the costs associated with performing our genetic tests is both a focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials, porting some tests onto a next generation sequencing platform and negotiating favorable terms for our materials purchases. We also intend to continue to design and implement hardware and software tools that will reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test.

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
Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities and expand the functionality of our website. We plan to hire additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facilities in San Francisco and Irvine to accommodate growth. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter, as we focus on building out different aspects of our business.
How we recognize revenue
We generally recognize revenue on an accrual basis, which is when a customer obtains control of the promised goods or services, typically a test report. Accrual amounts recognized are based on estimates of the consideration that we expect to receive and such estimates are adjusted and subsequently recorded until fully settled. Changes to such estimates may increase or decrease revenue recognized in future periods. Revenue from our tests may not be equal to billed amounts due to a number of factors, including differences in reimbursement rates, the amounts of patient copayments, the existence of secondary payers and claims denials.
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
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and includes expenses for materials and supplies, personnel-related costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation, amortization of acquired intangibles and utilities. Costs associated with performing our tests are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions, although the cost per test may fluctuate from quarter to quarter.
Operating expenses
Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.

Research and development
Research and development expenses represent costs incurred to develop our technology and future tests. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests and with our efforts to lower the cost of performing our test. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, enable ease of customer ordering, deliver reports and automate our business processes. These costs consist of personnel-related costs, laboratory supplies and equipment expenses, consulting costs and allocated overhead including rent, information technology, equipment depreciation and utilities.
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase as we continue our efforts to develop additional tests, make investments to reduce testing costs and work on scaling the business.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our selling and marketing expenses to significantly increase as we expand our salesforce and increase our marketing and advertising.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, utilities; and any losses incurred in relation to our collaboration agreements. We expect our general and administrative expenses to increase as we support continued growth of operations.
Other income, net
Other income, net, primarily consists of income generated from our marketable securities, adjustments to fair value of acquisition liabilities and losses on disposal of assets.
Interest expense
Interest expense is attributable to debt financing and finance leases. See Note 8 “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
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
Under ASC 606, Revenue from Contracts with Customers, or ASC 606, we generally recognize revenue on an accrual basis, that is when a customer obtains control of the promised goods or services which for us is delivery of a test report. Accrual amounts are based on an estimate of the consideration that we expect to receive, and such estimates will be adjusted and subsequently recorded until fully settled. The estimate of the consideration that we expect to receive requires significant judgment by management and any adjustments may be material.
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
We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase prices of acquisitions are allocated to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of purchase prices over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred. While we use our best estimates and assumptions as a part of the process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. Our key assumptions used have included projected revenue, cost of goods sold and operating expenses for our acquired entities, as well as discount rates. As a result, during the measurement period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the measurement period in our operating results in the period in which the adjustments are determined.
Goodwill
In accordance with ASC 350, Intangibles – Goodwill and Other, or ASC 350, we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. ASC 350 requires us to perform an impairment review of our goodwill balance at least annually, which we do in the fourth fiscal quarter each year and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
Leases
We determine if an arrangement is a lease at inception primarily based on the determination of the party responsible for directing the use of an underlying asset within a contract. Operating leases are included in operating lease assets and operating lease obligations in our consolidated balance sheets. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made by us including our estimated credit rating. Operating lease right-of-use assets also include any lease payments made prior to the lease commencement date and exclude any lease incentives paid or payable at the lease commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.
Stock-based compensation
Stock-based compensation expense is measured at the date of grant and is based on the estimated fair value of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock units, or RSUs. In determining the fair value of stock options and Employee Stock Purchase Plan, or ESPP, purchases, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We estimate the grant date fair value of RSU awards based on the grant date share price.
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
Expected volatility—Because we were privately held until our initial public offering in February 2015 and did not have any trading history for our common stock, we have estimated expected volatility using our own stock price volatility when available as well as the average volatility for comparable publicly traded life sciences companies, including molecular diagnostics companies, over a period equal to the expected term of stock option grants and RSUs. When selecting comparable publicly traded biopharmaceutical companies, including molecular diagnostics companies, we have selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. We have computed historical volatility data using daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate expected volatility for ESPP purchases using our own stock price volatility over the expected six-month term of the ESPP purchase period.
Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of an option.
Dividend yield—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we may be required to record adjustments to stock-based compensation in future periods.
Results of operations
Three Months Ended March 31, 2019 and 2018
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,		Dollar Change	% Change
	2019	2018
Revenue:
Test revenue	$39,619	$27,053	$12,566	46%
Other revenue	934	618	316	51%
Total revenue	40,553	27,671	12,882	47%
Cost of revenue	21,254	18,076	3,178	18%
Research and development	17,994	15,366	2,628	17%
Selling and marketing	24,193	18,924	5,269	28%
General and administrative	13,319	11,780	1,539	13%
Loss from operations	(36,207)	(36,475)	268	(1)%
Other income, net	638	1,647	(1,009)	(61)%
Interest expense	(2,108)	(1,292)	(816)	63%
Net loss	$(37,677)	$(36,120)	$(1,557)	4%

Revenue
The increase in total revenue of $12.9 million for the three months ended March 31, 2019 compared to the same period in 2018 was due primarily to increased test volume. Billable test volumes increased to approximately 87,000 in the three months ended March 31, 2019 compared to 59,000 in the same period of 2018. Average revenue per test decreased to $455 per test in the three months ended March 31, 2019 compared to $459 per test in the comparable prior period primarily due to slight changes in payer mix.
Cost of revenue
The increase in the cost of revenue of $3.2 million for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the three months ended March 31, 2019, the number of samples accessioned increased to approximately 94,000 from approximately 64,000 for the same period in 2018. Cost per sample accessioned was $226 in the three months ended March 31, 2019 compared to $279 for the same period in 2018. The lower cost per sample accessioned in the current period was primarily attributable to increased volume, which together with automation efficiencies, resulted in lower per-sample costs for laboratory materials, labor and equipment depreciation. In addition, per-sample shipping costs were lower in the three months ended March 31, 2019 compared to the same period in 2018.
Research and development
The increase in research and development expense of $2.6 million for the three months ended March 31, 2019 compared to the same period in 2018 was due to the growth of the business and primarily consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $4.8 million, principally reflecting increased headcount, and allocated technology expenses increased by $0.5 million.
These cost increases were partially offset by increased allocations of resources from research and development to cost of revenue, resulting from increased test volumes, which reduced research and development expense by $1.4 million when compared to the prior year period, as well as decreases in depreciation and amortization of $0.6 million and professional fees by $0.5 million.
Selling and marketing
The increase in selling and marketing expense of $5.3 million for the three months ended March 31, 2019 compared to the same period in 2018 was due primarily to the growth of the business and our increased spend on marketing initiatives and principally consisted of the following elements: personnel-related costs increased by $3.8 million primarily reflecting increased headcount; information technology costs increased by $0.5 million; and travel and related costs increased by $0.3 million.
General and administrative
The increase in general and administrative expense of $1.5 million for the three months ended March 31, 2019 compared to the same period in 2018 was due primarily to the growth of the business and principally consisted of the following elements: occupancy costs increased by $0.7 million; personnel-related costs increased by $0.6 million primarily due to increased headcount; right of first refusal payments relating to collaboration agreements increased by $0.5 million; professional fees increased by $0.4 million; and travel and related costs increased by $0.3 million.
These cost increases were partially offset by a decrease of $1.1 million in allocations of technology and facilities-related expenses to other functional areas.
Other income, net
The decrease in other income, net of $1.0 million for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a decrease of $1.7 million in net gains on remeasurements of acquisition-related liabilities partially offset by increases in interest income generated on our cash equivalents and marketable securities.

Interest expense
The increase in interest expense of $0.8 million for the three months ended March 31, 2019 compared to the same period in 2018 was due principally to increased borrowings under our debt facilities outstanding during the three months ended March 31, 2019 as compared to the same period in 2018.
Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the three months ended March 31, 2019 and 2018, we had net losses of $37.7 million and $36.1 million, respectively, and we expect to incur additional losses in the near term. At March 31, 2019, we had an accumulated deficit of $554.4 million. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
Since inception, our operations have been financed primarily by net proceeds from sales of our capital stock, fees collected from our customers as well as borrowing from debt facilities.
In November 2018, we entered into a Note Purchase Agreement (the "2018 Note Purchase Agreement") pursuant to which we are eligible to borrow an aggregate principal amount up to $200.0 million over its maturity term of 7 years which included an initial borrowing of $75.0 million in November 2018 which we used to extinguish our previous debt. The outstanding principal amount under the 2018 Note Purchase Agreement bears interest at a rate of 8.75% annually. In addition, beginning on January 1, 2020 and continuing until the maturity date, we will make quarterly payments of 0.5% of our annual net revenues subject to a maximum annual amount of such payments of $1.6 million which will be recognized as interest expense. Through the fixed interest charges and the quarterly revenue payments, we are required to pay total amounts to generate an 11% internal rate of return to the lender on any outstanding principal balances due in a lump-sum upon the repayment or maturity of any outstanding principal.
The 2018 Note Purchase Agreement contains quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change of control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. See more details on the 2018 Note Purchase Agreement in Note 8, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
At March 31, 2019 and December 31, 2018, we had $287.1 million and $131.9 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since our inception, and we expect to continue to incur losses in the near term. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2019, fees collected from the sale of our tests, and amounts available to us pursuant to the 2018 Note Purchase Agreement, will be sufficient to meet our anticipated cash requirements for the foreseeable future.
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

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(28,366)	$(32,902)
Cash provided by (used in) investing activities	(17,545)	19,947
Cash provided by financing activities	186,120	19,345
Net increase in cash, cash equivalents and restricted cash	$140,209	$6,390
Cash flows from operating activities
For the three months ended March 31, 2019, cash used in operating activities of $28.4 million principally resulted from our net loss of $37.7 million, partially offset by non-cash charges of $5.2 million for stock-based compensation, and $3.3 million for depreciation and amortization. The net effect on cash of changes in net operating assets was an increase of cash of $0.5 million.
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
Cash flows from investing activities
For the three months ended March 31, 2019, cash used in investing activities of $17.5 million was due to net purchases of marketable securities of $14.8 million and cash used for purchases of property and equipment of $2.8 million.
For the three months ended March 31, 2018, cash provided by investing activities of $19.9 million was due to proceeds from maturities and sales of marketable securities of $22.0 million offset by cash used for purchases of property and equipment of $1.9 million, and the purchase of a convertible note in the amount of $0.2 million.
Cash flows from financing activities
For the three months ended March 31, 2019, cash provided by financing activities of $186.1 million consisted of net proceeds from the public offering of common stock of $184.5 million and cash received from issuances of common stock totaling $2.1 million, including stock option exercises of $2.0 million and $0.1 million received from exercises of warrants. These cash inflows were partially offset by finance lease payments of $0.5 million.
For the three months ended March 31, 2018, cash provided by financing activities of $19.3 million consisted of net proceeds of $19.8 million from the second term loan under our then-outstanding loan agreement and cash received from issuances of common stock totaling $0.2 million. These cash inflows were partially offset by capital lease obligations payments of $0.7 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of March 31, 2019 (in thousands):

Contractual obligations:	Remainder of 2019	2020 and 2021	2022 and 2023	2024 and beyond	Total
Operating leases	$7,391	$19,354	$18,562	$25,716	$71,023
Finance leases	1,560	1,415	—	—	2,975
Debt	5,013	16,576	16,558	89,948	128,095
Purchase commitments	1,795	3,830	—	—	5,625
Total	$15,759	$41,175	$35,120	$115,664	$207,718
See Note 8, "Commitments and contingencies" in the Notes to Condensed Consolidated Financial Statements for additional details regarding our leases, debt and purchase commitments.

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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations under our 2018 Note Purchase Agreement of $74.8 million at March 31, 2019. This loan is subject to a fixed interest rate, plus beginning on January 1, 2020 and continuing until the maturity date, quarterly payments of 0.5% of our annual net revenues subject to a maximum annual amount of such payments of $1.6 million which will be recognized as interest expense. We had finance lease obligations of $2.8 million as of March 31, 2019, which result from various finance lease agreements to obtain laboratory equipment. Our finance lease obligations carry fixed rates of interest. Our cash, cash equivalents, restricted cash and marketable securities totaled $287.1 million at March 31, 2019, and consisted of bank deposits, commercial paper, and money market funds. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At March 31, 2019, a hypothetical 1% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.
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
We have incurred substantial losses since our inception. For the three months ended March 31, 2019, our net loss was $37.7 million. For the years ended December 31, 2018, 2017 and 2016, our net losses were $129.4 million, $123.4 million and $100.3 million, respectively. At March 31, 2019, our accumulated deficit was $554.4 million. While our revenue has increased over time, we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may increase our operating expenses. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
We began operations in January 2010 and commercially launched our initial assay in late November 2013; accordingly, we have a relatively limited operating history upon which you can evaluate our business and prospects. Our limited commercial history makes it difficult to evaluate our current business and makes predictions about our future results, prospects or viability subject to significant uncertainty. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base; implement and successfully execute our business and marketing strategy; identify, acquire and successfully integrate companies, assets or technologies in areas that are complementary to our business strategy; successfully enter into other strategic collaborations or relationships; obtain access to capital on acceptable terms and effectively utilize that capital; identify, attract, hire, retain, motivate and successfully integrate additional employees; continue to expand, automate and upgrade our laboratory, technology and data systems; obtain, maintain and expand coverage and reimbursement by healthcare payers; provide rapid test turnaround times with accurate results at low prices; provide superior customer service; and respond to competitive developments. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our tests from most of the large commercial third-party payers in the United States, and the Centers for Medicare and Medicaid Services, or CMS, provides reimbursement for our multi-gene tests for hereditary breast cancer-related disorders as well as colon cancer. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient, which may result in further delay or decreased likelihood of collection.
In cases where we have established reimbursement rates with third-party payers, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payer to payer, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage if we do not adequately comply with these requirements. Our third-party payers have also requested, and in the future may request, audits of the amounts paid to us. We have been required to repay certain amounts to payers as a result of such audits, and we could be adversely affected if we are required to repay other payers for alleged overpayments due to lack of compliance with their reimbursement policies. In addition, we have experienced, and may continue to experience, delays in reimbursement when we transition to being an in-network provider with a payer.

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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development activities and pursue acquisitions. We believe our existing cash and cash equivalents as of March 31, 2019, revenue from sales of our tests and available debt under our 2018 Note Purchase Agreement will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the 12-month period following the filing date of this report. We may need additional funding to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our 2018 Note Purchase Agreement are subject to covenants, including quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Our obligations under our 2018 Note Purchase Agreement are secured by a security interest on substantially all of our and certain of our subsidiaries' assets.
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•
dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, Inc., a subsidiary of Konica Minolta Inc., Athena Diagnostics, a subsidiary of Quest Diagnostics Incorporated, Baylor Genetics, Blueprint Genetics, Inc., Centogene AG, Color Genomics, Inc., Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P., Cooper Surgical, Inc., Eurofins Scientific, GeneDx, a subsidiary of OPKO Health, Inc., MNG Laboratories, LLC, Myriad Genetics, Inc., Natera, Inc., Perkin Elmer, Inc., PreventionGenetics, LLC, Progenity, Inc. and Sema4 Genomics;

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
In the ordinary course of our business, we collect and store sensitive data, including protected health information, or PHI, personally identifiable information, credit card information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We also communicate sensitive patient data through our Invitae Family History Tool, Patient Insights Network, or PIN, and CancerGene Connect platform. In addition to storing and transmitting sensitive personal information that is subject to myriad legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions in our business and operations. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.
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
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA and amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA. The effective date of the CCPA is January 1, 2020; however, legislators have stated that they intend to propose amendments to the CCPA before it goes into effect. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
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
The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians, geneticists or patients, and lead to claims against us if someone were to allege that a test failed to perform as it was designed, if we failed to correctly interpret the test results, if we failed to update the test results due to a reclassification of the variants according to new published guidelines, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. In addition, our entry into the reproductive health testing market exposes us to increased liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our reputation and results of operations.
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
We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Illumina, Inc., Integrated DNA Technologies Incorporated, Qiagen N.V., Roche Holdings Ltd. and Twist Bioscience Corporation for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We do not have short- or long-term agreements with most of our suppliers, and our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations as well as our ability to conduct our tests, and it could take a substantial amount of time to integrate replacement equipment into our laboratory operations. We also currently rely on a third party to perform non-invasive prenatal screening, or NIPS, testing on our behalf. In the event of any disruption or termination of these services, it may be difficult to find a replacement NIPS offering, which could harm our business, financial condition, results of operation and reputation.
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
We perform all of our tests at our production facilities in San Francisco and Irvine, California. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-

made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. This risk is especially high for us since we perform the substantial majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our bioinformatics analytical software systems, our database of information relating to genetic variations and their role in disease process and drug metabolism, our clinical report optimization systems, our customer-facing web-based software, our customer reporting, and our Invitae Family History Tool, PIN, and CancerGene Connect platform. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance and other infrastructure operations. In addition, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities, including financial reporting.

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
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs),” respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. Subsequently, on January 13, 2017, the FDA published a “discussion paper” in which it outlined a substantially revised “possible approach” to the oversight of LDTs. In December 2018, a draft bill titled the “Verifying Accurate Leading-edge IVCT Development Act of 2018,” or VALID Act, was released for discussion. The draft bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test, or IVCT, category of regulated products, which includes LDTs, and a regulatory structure under the FDA. As proposed, the draft bill grandfathers many existing tests from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and notification, adverse event reporting). We cannot predict if this draft bill will be enacted in its current (or any other) form and cannot quantify the effect of this draft bill on our business.
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
Our operations are subject to other extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•
HIPAA, which establish comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions;

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

•	the HIPAA fraud and abuse provisions, which create

•
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
In March 2018, CMS published a final national coverage determination, or NCD, for next generation sequencing, or NGS, tests for patients with advanced cancer. The final NCD establishes full coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stage III or IV cancer) who have not have previously been tested with the same test for the same primary diagnosis of cancer or are seeking repeat testing for a new primary cancer diagnosis, and have decided to seek further cancer treatment. The final NCD also gives MACs the authority to establish local coverage for NGS-based assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria. It is unclear, however, whether MACs retain the authority to establish local coverage for NGS-based tests provided for patients with cancer that do not meet the above-referenced criteria - e.g., patients with earlier stage cancers or patients with a personal history of cancer - or if such tests are nationally non-covered under the NCD. If CMS interprets the final NCD to exclude coverage for patients with earlier stage cancers or personal history of cancer, MACs will no longer have discretion to cover our current tests when offered to such patients, notwithstanding historical Medicare coverage for such tests. An interpretation of the NCD that results in Medicare non-coverage for our current and future assays would have significant negative impact on our business, financial condition and results of operations. In April 2019, in an effort to clarify the impact of the NCD, CMS announced that it would be re-opening the NCD. CMS requested comments on tests for germline mutations to identify those with hereditary cancer who may benefit from targeted treatments based on results of the test, and explicitly stated that all other tests are beyond the scope of the re-

opening. However, the extent to which CMS may eventually reconsider its position with respect to NGS-based germline testing more generally - or the position that CMS may take with respect to such testing -  remains unclear at this time.
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
We are an emerging growth company, as defined under the Securities Act. We may remain an emerging growth company until December 31, 2020, although if our revenue exceeds $1.07 billion in any fiscal year before that time, we would cease to be an emerging growth company as of the end of that fiscal year. In addition, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter of any fiscal year before the end of that five-year period, we would cease to be an emerging growth company as of December 31 of that year, and we currently expect that we will cease to be an emerging growth company on December 31, 2019. As an emerging growth company, we have chosen to take advantage of exemptions from various reporting requirements applicable to certain other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and financial-related disclosures, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict whether investors will find our common stock less attractive because we have chosen to rely on any of these exemptions. If investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

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
At March 31, 2019, our total gross deferred tax assets were $131.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

10.1
Amendment No. 1 to Sales Agreement dated February 28, 2019 between Invitae Corporation and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019).

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
Shelly D. Guyer
Chief Financial Officer
Principal Financial and Accounting Officer

Date: May 7, 2019