Form 10-Q
period 2019-06-30
Invitae Corp
filed 2019-08-06
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
The number of shares of the registrant’s common stock outstanding as of July 26, 2019 was 95,175,277.

PART I — Financial Information

ITEM 1. Consolidated Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$247,000	$112,158
Marketable securities	800	13,727
Accounts receivable	23,143	26,296
Prepaid expenses and other current assets	16,976	13,258
Total current assets	287,919	165,439
Property and equipment, net	29,021	27,886
Operating lease assets	40,228	—
Restricted cash	6,243	6,006
Intangible assets, net	57,832	30,469
Goodwill	76,556	50,095
Other assets	5,103	3,064
Total assets	$502,902	$282,959
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,255	$7,812
Accrued liabilities	27,801	26,563
Operating lease obligations	5,102	—
Finance lease obligations	1,934	1,937
Total current liabilities	40,092	36,312
Operating lease obligations, net of current portion	45,694	—
Finance lease obligations, net of current portion	429	1,375
Debt	75,184	74,477
Other long-term liabilities	—	8,956
Total liabilities	161,399	121,120
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	9	8
Accumulated other comprehensive income (loss)	—	(5)
Additional paid-in capital	944,559	678,548
Accumulated deficit	(603,065)	(516,712)
Total stockholders’ equity	341,503	161,839
Total liabilities and stockholders’ equity	$502,902	$282,959

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Test revenue	$52,302	$36,350	$91,921	$63,403
Other revenue	1,173	956	2,107	1,574
Total revenue	53,475	37,306	94,028	64,977
Cost of revenue	28,006	20,447	49,260	38,523
Research and development	25,302	15,784	43,296	31,150
Selling and marketing	30,779	18,707	54,972	37,631
General and administrative	21,274	12,436	34,593	24,216
Loss from operations	(51,886)	(30,068)	(88,093)	(66,543)
Other income, net	1,381	188	2,019	1,835
Interest expense	(2,121)	(1,791)	(4,229)	(3,083)
Net loss before taxes	(52,626)	(31,671)	(90,303)	(67,791)
Income tax benefit	(3,950)	—	(3,950)	—
Net loss	$(48,676)	$(31,671)	$(86,353)	$(67,791)
Net loss per share, basic and diluted	$(0.54)	$(0.47)	$(1.01)	$(1.12)
Shares used in computing net loss per share, basic and diluted	90,863	67,807	85,148	60,775

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(48,676)	$(31,671)	$(86,353)	$(67,791)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(8)	51	5	62
Comprehensive loss	$(48,684)	$(31,620)	$(86,348)	$(67,729)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock:
Balance, beginning of period	$9	5	$8	$5
Common stock issued	—	1	1	1
Balance, end of period	9	6	9	6

Accumulated other comprehensive income (loss):
Balance, beginning of period	8	(160)	(5)	(171)
Unrealized income on available-for-sale marketable securities, net of tax	(8)	51	5	62
Balance, end of period	—	(109)	—	(109)

Additional paid-in capital:
Balance, beginning of period	870,784	525,592	678,548	520,558
Common stock issued in connection with public offering, net	—	53,479	184,490	53,479
Common stock issued on exercise of stock options, net	413	26	2,432	48
Common stock issued pursuant to exercises of warrants	25	3,083	113	3,252
Common stock issued pursuant to employee stock purchase plan	2,578	1,633	2,578	1,633
Common stock issued pursuant to business combinations	59,026	3,973	59,442	3,973
Warrants issued pursuant to loan agreement	—	—	—	383
Stock-based compensation expense	11,733	6,112	16,956	10,505
Other	—	—	—	67
Balance, end of period	944,559	593,898	944,559	593,898

Accumulated deficit:
Balance, beginning of period	(554,389)	(423,477)	(516,712)	(398,598)
Cumulative effect of accounting change	—	—	—	11,241
Net loss	(48,676)	(31,671)	(86,353)	(67,791)
Balance, end of period	(603,065)	(455,148)	(603,065)	(455,148)
Total stockholders' equity	$341,503	$138,647	$341,503	$138,647

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(86,353)	$(67,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,725	6,927
Stock-based compensation	19,540	10,505
Remeasurements of liabilities associated with business combinations	(286)	709
Benefit from income taxes	(3,950)	—
Other	1,182	462
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	3,153	(4,037)
Prepaid expenses and other current assets	(3,825)	(512)
Other assets	2,410	(1,428)
Accounts payable	(3,954)	(3,106)
Accrued expenses and other liabilities	4,267	(396)
Net cash used in operating activities	(61,091)	(58,667)

Cash flows from investing activities:
Purchases of marketable securities	(20,781)	(900)
Proceeds from sales of marketable securities	—	19,965
Proceeds from maturities of marketable securities	34,000	2,078
Acquisition of business, net of cash acquired	3,193	—
Purchases of property and equipment	(8,824)	(3,084)
Net cash provided by investing activities	7,588	18,059

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	184,490	53,480
Proceeds from issuance of common stock	5,123	4,933
Proceeds from debt financing	—	19,781
Finance lease principal payments	(1,031)	(1,170)
Net cash provided by financing activities	188,582	77,024

Net increase in cash, cash equivalents and restricted cash	135,079	36,416
Cash, cash equivalents and restricted cash at beginning of period	118,164	17,459
Cash, cash equivalents and restricted cash at end of period	$253,243	$53,875

Supplemental cash flow information of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$1,059	$238
Investment in privately-held company in other assets and accrued liabilities	$—	$675
Warrants issued pursuant to loan and security agreement	$—	$383
Common stock issued for acquisition of businesses	$59,442	$3,973
Lease assets obtained in exchange for lease obligations, net	$5,615	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. We utilize an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and patients. Our headquarters and main production facility is located in San Francisco, California. We currently have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. Our tests include genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. In addition, and as a result of the acquisitions of Good Start Genetics (“Good Start”) in August 2017 and CombiMatrix Corporation (“CombiMatrix”) in November 2017, our services also include screening and testing in reproductive health, including preimplantation and carrier screening for inherited disorders, prenatal diagnosis, miscarriage analysis and pediatric developmental disorders. To complement these, in the first quarter of 2019, we introduced our Non-invasive Prenatal Screen ("NIPS") and to advance this offering, in June 2019 we acquired Singular Bio, Inc. ("Singular Bio") to lower costs associated with NIPS. In July 2019, we acquired Jungla Inc. ("Jungla") to further enhance our genetic variant interpretation. Invitae operates in one segment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
Significant estimates and assumptions made by management include the determination of:

•	revenue recognition (See Note 3, “Revenue, accounts receivable and deferred revenue” for further information);

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the fair value of goodwill and intangible assets;

•	the recoverability of long-lived assets;

•	our incremental borrowing rates used to calculate our lease obligations;

•	stock-based compensation expense and the fair value of awards issued; and

•	income tax uncertainties.
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.
Significant customers are those that represent 10% or more of our total revenue presented on the statements of operations. We had one significant customer during the periods presented and revenue for this customer as a percentage of our total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Medicare	23%	18%	22%	17%
United Healthcare	10%	*	10.0%	*
* Balance represents less than 10% of total revenue
Our significant customer's accounts receivable balance as a percentage of total accounts receivable was as follows:

	June 30, 2019	December 31, 2018
Medicare	*	21%

____________________________
* Balance represents less than 10% of total accounts receivable
Cash, cash equivalents and restricted cash
We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds.
Restricted cash consists primarily of money market funds held in irrevocable standby letters of credit that serve as collateral for security deposits for our facility leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$247,000	$112,158
Restricted cash	6,243	6,006
Total cash, cash equivalents and restricted cash	$253,243	$118,164

Accounts receivable
We receive payment for our tests from partners, patients, institutional customers and third-party payers. See Note 3, “Revenue, accounts receivable and deferred revenue” for further information.
Inventory
We maintain test reagents and other consumables primarily used in sample collection kits which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. Our inventory was $8.6 million and $8.3 million as of June 30, 2019 and December 31, 2018, respectively, and was recorded in prepaid expenses and other current assets on our consolidated balance sheets.
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
Indefinite-lived Intangible Assets
ASC 350 requires companies to test indefinite-lived intangible assets for impairment annually, and more frequently if indicators of impairment exist. ASC 350 includes an optional qualitative assessment for testing indefinite-lived intangible assets for impairment that permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that an indefinite-lived intangible asset is impaired. If a company concludes based on the qualitative assessment that it is not more likely than not that the fair value of an indefinite-lived intangible asset or, in the case of goodwill, that the fair value of the related reporting unit, is less than carrying value, it would not have to determine the asset’s or reporting unit’s fair value, as applicable.
In-Process Research and Development
Intangible assets related to in-process research and development costs (“IPR&D”), are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.
During the fourth quarter and if business factors indicate more frequently, we perform an assessment of the qualitative factors affecting the fair value of our IPR&D. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of an asset to its carrying value, without consideration of any recoverability test. We have not identified any such impairment losses to date.

Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, finance leases and debt. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of our finance leases and debt approximates their fair values.
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
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering the genetic testing results to clinicians and patients and includes expenses for personnel-related costs including stock-based compensation, materials and supplies, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation, amortization of acquired intangibles and utilities.
Stock-based compensation
We measure stock-based payment awards made to employees and directors based on the estimated fair values of the awards and recognize the compensation expense over the requisite service period. We use the Black-Scholes option-pricing model to estimate the fair value of stock option awards and employee stock purchase plan (“ESPP”) purchases. The fair value of restricted stock unit (“RSU”) awards with time-based vesting terms is based on the grant date share price. We grant performance-based restricted stock unit (“PRSU”) awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. The probability of vesting is assessed at each reporting period and compensation cost is adjusted based on this probability assessment. We recognize such compensation expense on an accelerated vesting method.
Stock-based compensation expense for awards without a performance condition is recognized using the straight-line method. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, our stock-based compensation is reduced for estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We account for stock issued in connection with business combinations based on the fair value of our common stock on the date of issuance.
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

The adjustments due to the adoption of Topic 842 primarily relate to the recognition of operating and finance lease right-of-use assets and operating lease liabilities. Finance lease assets are recorded within other assets on our consolidated balance sheet and were $5.2 million as of implementation of Topic 842 on January 1, 2019 and $4.4 million as of June 30, 2019.
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
The following table includes our revenues as disaggregated by payer category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Test revenue:
Institutions	$9,814	$8,572	$17,968	$15,803
Patient - direct	4,056	3,575	7,797	6,425
Patient - insurance	38,432	24,203	66,156	41,175
Total test revenue	52,302	36,350	91,921	63,403
Other revenue	1,173	956	2,107	1,574
Total revenue	$53,475	$37,306	$94,028	$64,977

We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. The estimate of the transaction price of test revenue is based on many factors such as length of payer relationship, historical payment patterns, and changes in contract provisions and insurance reimbursement policies. Cash collections for certain diagnostic tests delivered may differ from rates originally estimated. As a result of new information, we updated our estimate of the amounts to be recognized for previously delivered tests which resulted in the following increases to revenue and decreases to our loss from operations and basic and diluted net loss per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$2.4	$2.3	$2.8	$2.3
Loss from operations	$(2.4)	$(2.3)	$(2.8)	$(2.3)
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.04)

The changes in estimates in revenue recognized during the three and six months ended June 30, 2019 were primarily related to adjustments to revenue recognized in 2018 from businesses acquired in 2017. We recorded revenue of $2.3 million in the six months ended June 30, 2018 due to a change in estimate related to deletion/duplication analysis for hereditary breast and ovarian cancer using Current Procedure Terminology (CPT) code 81433 in conjunction with CPT code 81432, for tests completed during the second half of 2017.
Accounts receivable
The majority of our accounts receivable represents amounts billed to institutions (e.g., hospitals, clinics, partners) and estimated amounts to be collected from third-party insurance payers for diagnostic test revenue recognized. Also included are amounts due under the terms of collaboration and genome network agreements for diagnostic testing and data aggregation reporting services provided and proprietary platform access rights transferred.

Deferred revenue
We record deferred revenue when cash payments are received or due in advance of our performance related to one or more performance obligations. The amounts deferred to date primarily consist of consideration received pertaining to the estimated exercise of certain re-requisition rights. In order to comply with loss contract rules, our re-requisition rights revenue deferral is no less than the estimated cost of fulfilling related obligations. We recognize revenue related to re-requisition rights as the rights are exercised or expire unexercised, which is generally within 90 days of initial deferral.
4. Business combinations
Good Start Genetics
In August 2017, we acquired 100% of the fully diluted equity of Good Start, a privately held molecular diagnostics company focused on preimplantation and carrier screening for inherited disorders. As of December 31, 2018, we had a hold-back amount payable for remaining common stock to be issued upon the resolution of outstanding claims from Good Start customers of approximately $1.5 million, of which $0.7 million was settled during the six months ended June 30, 2019, with the remainder settled in July 2019.
Singular Bio
In June 2019, we acquired 100% of the fully diluted equity of Singular Bio, a privately held company developing single molecule detection technology, for approximately $57.3 million, comprised of $53.9 million in the form of 2.5 million shares of our common stock and the remainder in cash. As of June 30, 2019, we have hold-back amounts payable within 12 months of the acquisition date of $1.8 million.
Prior to the acquisition, we entered into a co-development agreement with Singular Bio whereby we paid Singular Bio $3.0 million for a 12-month right of first refusal and an opportunity to conduct due diligence on its business. As of January 2019, we made all required payments under the terms of this agreement.
In connection with the acquisition, all of Singular Bio's equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required us to allocate the fair value of the equity attributable to pre-combination service to the purchase price and the remaining was considered our post-combination expense. We recognized post-combination expense related to the acceleration of unvested equity of $3.2 million and we also incurred transaction costs of $1.0 million related to the acquisition of Singular Bio; both of these charges were recorded as general and administrative expense during the three months ended June 30, 2019. We included the financial results of Singular Bio in our consolidated financial statements from the acquisition date, which were not material for the three or six months ended June 30, 2019.
Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$4,988
Property and equipment	303
In-process research and development	29,988
Total identifiable assets acquired	35,279
Current liabilities assumed	(479)
Deferred tax liability	(3,950)
Net identifiable assets acquired	30,850
Goodwill	26,461
Total purchase price	$57,311

Based on the guidance provided in ASC 805, we accounted for the acquisition of Singular Bio as a business combination in which we determined that 1) Singular Bio was a business which combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation for our acquisition of Singular Bio is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Singular Bio resulted in the recognition of $26.5 million of goodwill which we believe consists primarily of technological expertise and capabilities within nucleic acid analysis and the ability to utilize the technology outside NIPS. Goodwill created as a result of the acquisition of Singular Bio is not deductible for tax purposes.
We granted approximately $90.0 million of restricted stock units ("RSUs") under our 2015 Stock Incentive Plan as inducement awards to new employees who joined Invitae in connection with our acquisition of Singular Bio. $45.0 million of the RSUs are time-based and vest in three equal installments in December 2019, June 2020, and December 2020, subject to the employee's continued service with us ("Time-based RSUs") and $45.0 million of the RSUs are performance-based RSUs ("PRSUs") that vest upon the achievement of certain performance conditions over a period of approximately 12 months, subject to the employee's continued service with us. Since the number of awards granted is based on a 30-day volume weighted-average share price with a fixed dollar value, these Time-based RSUs and PRSUs are liability-classified and the fair value will be estimated at each reporting period based on the number of shares that are expected to be issued at each reporting date and our closing stock price, which combined are categorized as Level 3 inputs. Therefore, fair value of the RSUs and the number of shares to be issued will not be fixed until the RSUs vest.
During the three and six months ended June 30, 2019, we recorded research and development stock-based compensation expense of $0.9 million related to the Time-based RSUs and $1.7 million related to the PRSUs based on our evaluations of the probability of achieving performance conditions. As of June 30, 2019, the Time-based RSUs and PRSUs had a total fair value of $50.3 million and $44.7 million, respectively, based on a total estimated issuance of 4.0 million shares and expectation of the achievement of the performance conditions. As of June 30, 2019, none of the Time-based RSUs or PRSUs granted to these new employees had vested.
The unaudited pro forma financial information in the table below summarizes the combined results of operations for Invitae and Singular Bio as though the companies had been combined as of January 1, 2018. The pro forma amounts have been adjusted for transaction expenses incurred by Singular Bio and us, the impacts of the co-development agreement, the historical interest expense incurred by Singular Bio on its debt and debt-like items, compensation expense recognized in relation to the equity awards granted in connection with the acquisition of Singular Bio, post-combination expenses, income tax benefits resulting from the deferred tax liabilities acquired, and the 2.5 million shares of our common stock issued upon the closing of the Singular Bio transaction.
The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$53,475	$37,306	$94,028	$64,977
Net loss	(45,454)	(32,122)	(83,121)	(68,723)
Basic and diluted net loss per share	$(0.50)	$(0.46)	$(0.98)	$(1.09)

5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2018	$50,095
Goodwill acquired	26,461
Balance as of June 30, 2019	$76,556

Intangible Assets
The following table presents details of our intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019				December 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in Years)	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in Years)
Customer relationships	$23,763	$(3,961)	$19,802	10.0	$23,763	$(2,783)	$20,980	10.0
Developed technology	11,963	(4,744)	7,219	4.8	11,963	(3,482)	8,481	4.8
Non-compete agreement	286	(143)	143	5.0	286	(114)	172	5.0
Trade name	576	(402)	174	2.7	576	(329)	247	2.7
Patent licensing agreement	496	(54)	442	15.0	496	(37)	459	15.0
Favorable leases	247	(183)	64	2.2	247	(117)	130	2.2
In-process research and development	29,988	—	29,988	n/a	—	—	—	n/a
	$67,319	$(9,487)	$57,832		$37,331	$(6,862)	$30,469

Acquisition-related intangibles included in the above table are finite-lived, other than in-process research and development which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis, in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $1.3 million for both three-month periods ended June 30, 2019 and 2018, and $2.6 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense is recorded to cost of revenue, research and development, sales and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of June 30, 2019 (in thousands):

2019 (remainder of year)	$2,625
2020	5,525
2021	5,829
2022	4,124
2023	3,111
Thereafter	6,630
Total estimated future amortization expense	$27,844

6. Balance sheet components
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$14,049	$13,034
Laboratory equipment	25,341	22,149
Equipment under capital lease	—	7,129
Computer equipment	4,976	4,723
Software	2,663	2,594
Furniture and fixtures	901	784
Automobiles	20	20
Construction-in-progress	7,000	1,962
Total property and equipment, gross	54,950	52,395
Accumulated depreciation and amortization	(25,929)	(24,509)
Total property and equipment, net	$29,021	$27,886

Depreciation expense was $1.8 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and $3.4 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and related expenses	$11,187	$7,917
Liabilities associated with business combinations	5,090	6,460
Liability associated with co-development agreement	—	2,000
Deferred revenue	1,072	761
Other	10,452	9,425
Total accrued liabilities	$27,801	$26,563

Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Lease incentive obligation, non-current	$—	$3,280
Deferred rent, non-current	—	5,495
Other non-current liabilities	—	181
Total other long-term liabilities	$—	$8,956

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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$242,652	$—	$—	$242,652	$242,652	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
Commercial paper	500	—	—	500	—	500	—
Total financial assets	$243,452	$—	$—	$243,452	$242,652	$800	$—

June 30, 2019
Reported as:
Cash equivalents	$236,409
Restricted cash	6,243
Marketable securities	800
Total cash equivalents, restricted cash, and marketable securities	$243,452

	December 31, 2018
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$93,934	$—	$—	$93,934	$93,934	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
Commercial paper	10,908	—	(1)	10,907	—	10,907	—
U.S. treasury notes	9,990	—	—	9,990	9,990	—	—
U.S. government agency securities	6,001	—	(4)	5,997	—	5,997	—
Total financial assets	$121,133	$—	$(5)	$121,128	$103,924	$17,204	$—

Financial liabilities:
Contingent consideration				$4,998	—	—	$4,998
Total financial liabilities				$4,998	—	—	$4,998

December 31, 2018
Reported as:
Cash equivalents	$101,395
Restricted cash	6,006
Marketable securities	13,727
Total cash equivalents, restricted cash, and marketable securities	$121,128

Accrued liabilities	$4,998

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at June 30, 2019 was nil. None of the available-for-sale securities held as of June 30, 2019 has been in a continuous unrealized loss position for more than one year. We have not identified any other-than-temporary declines in market value and thus have not recorded any impairment charges on our financial assets during the six months ended June 30, 2019.
At June 30, 2019, the remaining contractual maturities of available-for-sale securities ranged from zero to one month.

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
As of December 31, 2018, we had a contingent obligation of $5.0 million of our common stock calculated using a 30-day trailing average share price to the former owners of AltaVoice in conjunction with our acquisition of AltaVoice in January 2017. The amount of the contingent obligation was dependent upon 2017 and 2018 revenue attributable to AltaVoice. Since revenue attributable to AltaVoice for the combined period of 2017 and 2018 was greater than the $10 million contingent milestone, in April 2019 we issued 0.2 million shares of our common stock to the former owners of AltaVoice which had a fair value on the date of issuance of $5.2 million to settle this contingent obligation.
The fair value of our outstanding debt is estimated using the net present value of future debt payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The estimated fair value of our outstanding debt at June 30, 2019 and December 31, 2018 approximated the carrying values.
8. Commitments and contingencies
Leases
Operating leases
In 2015, we entered into a lease agreement for our headquarters and main production facility in San Francisco, California which commenced in 2016. This lease expires in July 2026 and we may renew the lease for an additional ten years. This optional period was not considered reasonably certain to be exercised and therefore we determined the lease term to be a ten-year period expiring in 2026. In connection with the execution of the lease, we provided a security deposit of approximately $4.6 million which is included in restricted cash in our consolidated balance sheets. We also have other operating leases for office and laboratory space in California and Massachusetts. We expect to enter into new leases and modifying existing leases as we support continued growth of our operations.
As of June 30, 2019, the weighted-average remaining lease term for our operating leases was 6.1 years and the weighted-average discount rate used to determine our operating lease liability was 11.5%. Cash payments included in the measurement of our operating lease liabilities were $2.5 million for the three months ended June 30, 2019 and $4.9 million for the six months ended June 30, 2019.
The components of lease costs, which were included in cost of revenue, research and development, selling and marketing and general and administrative expenses on our consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease costs	$2,564	$2,392	$5,081	$4,832
Sublease income	(43)	(39)	(86)	(78)
Total operating lease costs	2,521	2,353	4,995	4,754
Finance lease costs	391	446	811	955
Total lease costs	$2,912	$2,799	$5,806	$5,709

Future minimum payments under non-cancelable operating leases as of June 30, 2019 are as follows (in thousands):

2019 (remainder of year)	$5,491
2020	10,636
2021	10,698
2022	10,636
2023	9,912
Thereafter	28,249
Future non-cancelable minimum operating lease payments	75,622
Less: minimum payments to be received from non-cancelable subleases	(88)
Total future non-cancelable minimum operating lease payments, net	75,534
Less: imputed interest	(24,738)
Total operating lease liabilities	50,796
Less: current portion	(5,102)
Operating lease obligations, net of current portion	$45,694

Finance leases
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years with a weighted-average remaining lease term of 1.2 years as of June 30, 2019 and are typically secured by the underlying equipment. The weighted-average discount rate used to determine our finance lease liability was 6.2%. The portion of the future payments designated as principal repayment was classified as a finance lease obligation on our consolidated balance sheets. Cash payments included in the measurement of our finance lease liabilities were $0.6 million for the three months ended June 30, 2019 and $1.1 million for the six months ended June 30, 2019.
Future payments under finance leases at June 30, 2019 are as follows (in thousands):

2019 (remainder of year)	$1,103
2020	1,354
Total finance lease obligations	2,457
Less: interest	(94)
Present value of net minimum finance lease payments	2,363
Less: current portion	(1,934)
Finance lease obligations, net of current portion	$429

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
At June 30, 2019, obligations under the 2018 Note Purchase Agreement were $75.0 million which are required to be repaid to the lender in a balloon payment no later than 2025. If we repay prior to the three year anniversary following the initial borrowing, in addition to other prepayment fees, the amount due will be: 117.5% of the principal amount if payment is made within 12 months after the borrowing; 132.5% of the principal amount if payment is made between 12 and 24 months after the borrowing; and 145.0% of the principal amount if payment is made between 24 and 36 months after the borrowing, all less the interest payments we've made since our initial borrowing.
The outstanding principal amount under the 2018 Note Purchase Agreement bears interest at a rate of 8.75% annually. In addition, beginning on January 1, 2020 and continuing until repayment or maturity of any outstanding principal, we will make quarterly payments of 0.5% of our annual net revenues subject to a maximum annual amount of such payments of $1.6 million which will be recognized as interest expense. Through the fixed interest charges and the quarterly revenue payments, we are required to pay total amounts to generate an 11%

internal rate of return to the lender on any outstanding principal balances due in a lump-sum upon the repayment or maturity of any outstanding principal. During the six months ended June 30, 2019, the 2018 Note Purchase Agreement bore interest at an average interest rate of 10.6%.
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
Debt discounts, including debt issuance costs, related to the 2018 Note Purchase Agreement of $0.7 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2018 Note Purchase Agreement. Future estimated payments under the 2018 Note Purchase Agreement as of June 30, 2019 are as follows (in thousands):

2019 (remainder of year)	$3,354
2020	8,297
2021	8,279
2022	8,279
2023	8,279
Thereafter	89,952
Total remaining payments	126,440
Less: debt discount	(668)
Less: interest	(50,588)
Total debt	$75,184

Interest expense related to our debt financings was $2.0 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $3.9 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At June 30, 2019, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $3.1 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at June 30, 2019 or December 31, 2018.
Contingencies
We were not a party to any material legal proceedings at June 30, 2019, or at the date of this report. We may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business, and the resolution of any such claims could be material.

9. Stockholders’ equity
Shares Outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Convertible preferred stock:
Shares outstanding, beginning of period	125	3,459	3,459	3,459
Conversion into common stock	—	—	(3,334)	—
Shares outstanding, end of period	125	3,459	125	3,459

Common stock:
Shares outstanding, beginning of period	89,601	53,710	75,481	53,597
Common stock issued in connection with public offering	—	12,778	10,350	12,778
Common stock issued on exercise of stock options, net	80	9	340	20
Common stock issued pursuant to vesting of RSUs	1,124	902	1,245	968
Common stock issued pursuant to exercises of warrants	4	518	19	546
Common stock issued pursuant to employee stock purchase plan	235	276	235	276
Common stock issued pursuant to business combinations	2,719	783	2,759	783
Common stock issued upon conversion of preferred stock	—	—	3,334	—
Other	—	—	—	8
Shares outstanding, end of period	93,763	68,976	93,763	68,976

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
Private placement
In August 2017, in a private placement to certain accredited investors, we issued 5.2 million shares of common stock at a price of $8.50 per share, and 3.5 million shares of our Series A convertible preferred stock at a price of $8.50 per share, for gross proceeds of approximately $73.5 million and net proceeds of $68.9 million. The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. During the six months ended June 30, 2019, 3.3 million shares of Series A convertible preferred stock were converted to 3.3 million shares of common stock.

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
In January 2015, we adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which became effective upon the closing of our initial public offering (“IPO”). Shares outstanding under the 2010 Plan were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards. In June 2019, we amended and restated the 2015 Plan to create a pool of shares to be awarded solely as a material inducement to employees.
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
RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date. We granted Time-based RSUs in connection with the acquisition of Singular Bio which vest in three equal installments over a period of 18 months and PRSUs that vest based on the achievement of performance conditions; see further details in Note 4, "Business Combinations."
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	118	3,855	$8.54	6.8	$9,927
Additional shares reserved	13,019	—
Options granted	(193)	193	24.16
Options cancelled	16	(16)	9.23
Options exercised	—	(340)	7.15
RSUs granted(1)	(5,546)	—
RSUs cancelled	106	—
Balances at June 30, 2019	7,520	3,692	$9.48	6.6	$51,878
Options exercisable at June 30, 2019		2,832	$8.58	6.2	$42,268
Options vested and expected to vest at June 30, 2019		3,576	$9.33	6.6	$50,777

(1)
Includes the Time-based RSUs and PRSUs granted as a part of the Singular Bio acquisition which are based on a fixed dollar value. The number of shares issued will be variable until the awards vest. See further details in Note 4, "Business Combinations."

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The weighted-average fair value of options to purchase common stock granted was $14.52 and $8.08 in the six months ended June 30, 2019 and 2018, respectively.  The total grant-date fair value of options to purchase common stock vested was $2.5 million and $1.8 million in the six months ended June 30, 2019 and 2018, respectively. The intrinsic value of options to purchase common stock exercised was $4.5 million and $0.1 million in the six months ended June 30, 2019 and 2018, respectively.
The following table summarizes RSU activity, which includes the Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	4,031	$8.35
RSUs granted	1,268	$21.01
Time-based RSUs and PRSUs granted(1)	4,278	$23.50
RSUs vested	(1,246)	$11.16
RSUs cancelled	(106)	$9.91
Balance at June 30, 2019	8,225	$17.74

(1)
The Time-based RSUs and PRSUs granted as a part of the Singular Bio acquisition in June 2019 are based on a fixed dollar value. The number of shares issued and weighted-average grant date fair value per share will be variable until the awards vest. See further details in Note 4, "Business Combinations."

 2015 employee stock purchase plan
In January 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At June 30, 2019, cash received from payroll deductions pursuant to the ESPP was $0.9 million. At June 30, 2019, a total of 0.8 million shares of common stock were reserved for issuance under the ESPP.
 Stock-based compensation
We use the grant date fair value of our common stock to value options when granted. The fair value of share-based payments for options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model which requires input of various assumptions. Changes in assumptions can materially affect the fair value and ultimately how much stock-based compensation is recognized. The assumptions used to estimate the fair value of stock options granted are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	64.20%	59.58%	64.20%	59.58%
Risk-free interest rate	2.58%	2.80%	2.58%	2.80%

The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$2,205	$1,082	$2,856	$1,573
Research and development	6,767	2,032	8,572	3,515
Selling and marketing	2,914	1,470	4,157	2,518
General and administrative	2,431	1,528	3,955	2,899
Total stock-based compensation expense	$14,317	$6,112	$19,540	$10,505

At June 30, 2019, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $5.2 million, which we expect to recognize on a straight-line basis over a weighted-average period of 1.9 years. Unrecognized compensation expense related to RSUs, including PRSUs, at June 30, 2019, net of estimated forfeitures, was $124.1 million, which we expect to recognize on a straight-line basis over a weighted-average period of 1.3 years. Of this unrecognized compensation expense, $92.3 million is our estimate of what we expect to recognize related to awards granted in connection with the Singular Bio acquisition which we expect to recognize over a weighted-average period of 1.2 years.
11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(48,676)	$(31,671)	$(86,353)	$(67,791)
Shares used in computing net loss per share, basic and diluted	90,863	67,807	85,148	60,775
Net loss per share, basic and diluted	$(0.54)	$(0.47)	$(1.01)	$(1.12)

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of common stock subject to outstanding options	3,669	4,060	3,714	4,079
Shares of common stock subject to outstanding warrants	593	1,854	601	1,904
Shares of common stock subject to outstanding RSUs	4,569	3,337	4,350	2,896
Shares of common stock pursuant to ESPP	46	9	55	4
Shares of common stock underlying Series A convertible preferred stock	125	3,459	1,288	3,459
Total shares of common stock equivalents	9,002	12,719	10,008	12,342

12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$50,368	$34,899	$88,013	$60,806
Canada	882	1,096	1,847	2,104
Rest of world	2,225	1,311	4,168	2,067
Total revenue	$53,475	$37,306	$94,028	$64,977

All long-lived assets at June 30, 2019 and December 31, 2018, were located in the United States.

13. Subsequent events
In July 2019, we entered into a Stock Purchase and Merger Agreement for 100% of the capital stock of Jungla, a privately held company that focuses on the development and commercialization of a cloud-based platform that combines clinical knowledge with advanced modeling technologies to help clinicians and patients understand the results of genetic and genomic tests. At the closing of the transaction, we issued an aggregate of 1.4 million shares of our common stock and approximately $14.9 million in cash to the former securityholders of Jungla. Up to approximately $0.5 million in cash and 0.2 million additional shares of our common stock are subject to a hold back to satisfy indemnification obligations that may arise following the closing. In addition, approximately $15.0 million, mostly in our common stock, may become payable in connection with the achievement of certain performance milestones within 24 months after the closing of the transaction. Given the timing of the closing of this transaction, we are currently in the process of valuing the assets acquired and liabilities assumed. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will disclose this and other related information in our Form 10-Q for the quarter ending September 30, 2019.
In July 2019, our Board of Directors approved an executive management incentive compensation plan for the 2019 fiscal year under which members of our management team may be eligible to receive incentive compensation in the form of cash and PRSUs based on the level of achievement of a specified revenue goal. Potential payouts range from 0% to 115% of aggregate target cash and PRSU amounts of $1.4 million and 1.0 million shares, respectively.

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
Business overview
We offer high quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and completed our entry into prenatal and perinatal genetic testing. In the first quarter of 2019, we expanded our reproductive offering by introducing our Non-invasive Prenatal Screen ("NIPS") and in the second quarter of 2019, we acquired Singular Bio, Inc. ("Singular Bio") to assist in lowering the costs of this offering. Also in June 2019, we launched a direct channel to consumers to increase accessibility to our testing platform. In July 2019, we acquired Jungla Inc. ("Jungla") to further enhance our genetic variant interpretation and the quality of results we deliver.
We have experienced rapid growth. For the years ended December 31, 2018, 2017 and 2016, our revenue was $147.7 million, $68.2 million and $25.0 million, respectively, and we incurred net losses of $129.4 million, $123.4 million and $100.3 million, respectively. For the six months ended June 30, 2019 and 2018, our revenue was $94.0 million and $65.0 million, respectively, and we incurred net losses of $86.4 million and $67.8 million, respectively. At June 30, 2019, our accumulated deficit was $603.1 million. To meet the demands of scaling our business, we increased our number of employees to 992 at June 30, 2019 from 688 on June 30, 2018. Our sales force grew to approximately 190 at June 30, 2019 from approximately 110 at June 30, 2018. We expect headcount will continue to increase in 2019 as we add to the team to support anticipated growth.
Sales of our tests have grown significantly. In 2018, 2017 and 2016, we generated approximately 292,000, 145,000 and 57,000 billable tests, respectively. In the six months ended June 30, 2019, we generated approximately 198,000 billable tests compared to approximately 131,000 billable tests in the same period in 2018. Approximately 31% of the billable tests we performed in the first six months of 2019 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient which may result in further delay or decreased likelihood of collection.
We expect to incur operating losses for the near-term future and may need to raise additional capital in order to fund our operations. If we are unable to achieve our revenue growth objectives and successfully manage our costs, we may not be able to achieve profitability.
We believe that the keys to our future growth will be to increase billable test volumes, achieve broad reimbursement coverage for our tests from third-party payers, drive down the price for genetic analysis and interpretation, steadily increase the amount of genetic content we offer, consistently improve the client experience, drive physician and patient utilization of our website for ordering and delivery of results and increase the number of strategic partners working with us to add value for our clients.
Factors affecting our performance
Number of billable tests
The growth in our test revenue is tied to the number of tests for which we bill third-party payers, institutions, partners or patients, which we refer to as billable tests. We typically bill for our services following delivery of the billable test report derived from testing samples and interpreting the results. We incur the expenses associated with a test in the period in which the test is processed regardless of when payment is received with respect to that test. We believe the number of billable tests in any period is the most important indicator of the growth in our test revenue, and with time, this will translate into the number of customers we add to the platform.
Success obtaining and maintaining reimbursement
Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. As of June 30, 2019, we have entered into contracts for laboratory services with payers covering approximately 275 million lives, comprised of Medicare, most national health plans, and Medicaid in 47 states, including California (Medi-Cal), our home state.
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
We expect to continue to focus our resources on increasing adoption of, and expanding coverage and reimbursement for, our current tests, tests provided by companies we acquire and any future tests we may develop. However, if we are not able to continue to obtain and maintain adequate reimbursement from third-party payers and institutions and partners for our testing services and expand the base of clinicians and patients ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.
Ability to lower the costs associated with performing our tests
Reducing the costs associated with performing our genetic tests is both a focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials, porting some tests onto a next generation sequencing platform and negotiating favorable terms for our materials purchases. Our acquisition of Singular Bio is a component of this objective and we expect the technology acquired in this transaction, once developed, to help decrease the costs associated with our NIPS offering. We also intend to continue to design and implement hardware and software tools that will reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test.

Ability to expand our genetic content
Our focus on reducing the average cost per test will have a countervailing force — increasing the number of tests we offer and the content of each test. We intend to continue to expand our test menus by steadily releasing additional genetic content for the same or lower prices per test, ultimately leading to affordable whole genome services. The breadth and flexibility of our offering will be a critical factor in our ability to address new markets for genetic testing services. Both of these will be critical to our ability to continue to grow the volume of billable tests we deliver.
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
Financial overview
Revenue
We primarily generate revenue from the sale of our tests, which provide the analysis and associated interpretation of the sequencing of parts of the genome. Clients are billed upon delivery of test results. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers, sign contracts with institutions and partners, and increase the rate at which we are paid for tests performed.
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and patients and includes expenses for materials and supplies, personnel-related costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation, amortization of acquired intangibles and utilities. Costs associated with performing our tests are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions, although the cost per test may fluctuate from quarter to quarter.
Operating expenses
Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.

Research and development
Research and development expenses represent costs incurred to develop our technology and future tests. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests and with our efforts to lower the cost of performing our tests. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, enable ease of customer ordering, deliver reports and automate our business processes. These costs consist of personnel-related costs, laboratory supplies and equipment expenses, consulting costs and allocated overhead including rent, information technology, equipment depreciation and utilities.
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase as we continue our efforts to develop additional tests, make investments to reduce testing costs and streamline our technology to provide patients access to testing and work on scaling the business. Specifically, we expect stock-based compensation to significantly increase in future periods related to businesses acquired in 2019.
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
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, utilities; costs incurred in relation to our collaboration and co-development agreements; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to increase as we support continued growth of operations.
Other income, net
Other income, net, primarily consists of income generated from our marketable securities and adjustments to fair value of acquisition liabilities.
Interest expense
Interest expense is attributable to debt financing and finance leases. See Note 8, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
Income tax benefit
The income tax benefits is comprised of changes in our deferred income taxes and associated valuation allowances resulting from business combinations.
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
We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase prices of acquisitions are allocated to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of purchase prices over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred. While we use our best estimates and assumptions as a part of the process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. Our key assumptions and estimates used have included projected revenue and achievement of certain performance milestones, cost of goods sold and operating expenses for our acquired entities, discount rates, as well as the tax impacts of the acquisitions. As a result, during the measurement period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the measurement period in our operating results in the period in which the adjustments are determined.
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

Stock-based compensation
Stock-based compensation expense is measured at the date of grant and is based on the estimated fair value of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock units, or RSUs, and on an accelerated basis for performance-based restricted stock units, or PRSUs. We recognize stock-based compensation expense associated with PRSU grants over the requisite service period when we determine the achievement of performance conditions is probable. In determining the fair value of stock options and Employee Stock Purchase Plan, or ESPP, purchases, we estimate the grant date fair value, and the resulting stock-based compensation expense. We estimate the grant date fair value of RSU and PRSU awards based on the grant date share price.
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
Results of operations
Three Months Ended June 30, 2019 and 2018
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended June 30,		Dollar Change	% Change
	2019	2018
Revenue:
Test revenue	$52,302	$36,350	$15,952	44%
Other revenue	1,173	956	217	23%
Total revenue	53,475	37,306	16,169	43%
Cost of revenue	28,006	20,447	7,559	37%
Research and development	25,302	15,784	9,518	60%
Selling and marketing	30,779	18,707	12,072	65%
General and administrative	21,274	12,436	8,838	71%
Loss from operations	(51,886)	(30,068)	(21,818)	73%
Other income, net	1,381	188	1,193	635%
Interest expense	(2,121)	(1,791)	(330)	18%
Net loss before taxes	(52,626)	(31,671)	(20,955)	66%
Income tax benefit	(3,950)	—	(3,950)	(100)%
Net loss	$(48,676)	$(31,671)	$(17,005)	54%

Revenue
The increase in total revenue of $16.2 million for the three months ended June 30, 2019 compared to the same period in 2018 was due primarily to increased test volume. Billable test volumes increased to approximately 111,000 in the three months ended June 30, 2019 compared to 73,000 in the same period of 2018. The increase in revenue recognized in the three months ended June 30, 2019 as compared to the prior year period is also due to changes in estimates during the period as during the three months ended June 30, 2019, we recognized revenue of $2.4 million primarily related to adjustments to estimated revenue recognized in 2018 for businesses acquired in 2017 and during the three months ended June 30, 2018, we recorded revenue of $2.3 million related to deletion/duplication analysis for hereditary breast and ovarian cancer using Current Procedure Terminology (CPT) code 81433 in conjunction with CPT code 81432, for tests completed during the second half of 2017. Average revenue per test decreased to $471 per test in the three months ended June 30, 2019 compared to $500 per test in the comparable prior period due to changes in payer mix as well as reductions in pricing for some payers as we focus on providing genetic content at a reasonable price.
Cost of revenue
The increase in the cost of revenue of $7.6 million for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the three months ended June 30, 2019, the number of samples accessioned increased to approximately 111,000 from approximately 73,000 for the same period in 2018. Cost per sample accessioned was $252 in the three months ended June 30, 2019 compared to $279 for the same period in 2018. The lower cost per sample accessioned in the current period was primarily attributable to increased volume, which together with automation efficiencies, resulted in lower per-sample costs for laboratory materials, labor and equipment depreciation.
Research and development
The increase in research and development expense of $9.5 million for the three months ended June 30, 2019 compared to the same period in 2018 was due to the growth of the business as well as for costs related to our acquisition of Singular Bio in June 2019. The increase primarily consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $11.3 million, principally reflecting increased headcount as well as $2.6 million of stock-based compensation related to awards granted to new employees who joined Invitae in connection with our acquisition of Singular Bio, and an increase in technology costs by $0.6 million.
These cost increases were partially offset by increased allocations of resources from research and development to cost of revenue, resulting from increased test volumes, which reduced research and development expense by $1.4 million when compared to the prior year period, as well as decreases in depreciation and amortization of $0.9 million and laboratory expenses of $0.4 million.
Selling and marketing
The increase in selling and marketing expense of $12.1 million for the three months ended June 30, 2019 compared to the same period in 2018 was due primarily to the growth of the business and increased spending on marketing initiatives and principally consisted of the following elements: personnel-related costs increased by $8.3 million primarily reflecting increased headcount and includes an increase in sales commissions of $2.1 million; $1.5 million due to increases in marketing costs principally for branding initiatives and advertising; travel-related costs increased by $0.9 million and information technology costs increased by $0.6 million.
General and administrative
The increase in general and administrative expense of $8.8 million for the three months ended June 30, 2019 compared to the same period in 2018 was due primarily to the growth of the business and the effect of our acquisition of Singular Bio in June 2019 and principally consisted of the following elements: $3.2 million of post-combination expense relating to our acquisition of Singular Bio; legal and accounting services increased by $2.3 million which includes acquisition-related costs of $1.2 million related to Singular Bio and Jungla; personnel-related costs increased by $1.9 million; professional fees increased by $0.6 million due to increases in costs related to outside consultants; occupancy costs increased by $0.7 million; expense incurred related to collaboration and co-development agreements increased by $0.6 million; information technology costs increased by $0.6 million due to computer equipment and software purchases to support headcount growth; and travel-related costs increased by $0.5 million.

These cost increases were partially offset by a decrease of $1.6 million in allocations of technology and facilities-related expenses to other functional areas.
Other income, net
The increase in other income, net of $1.2 million for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to increases in interest income generated on our cash equivalents and marketable securities.
Interest expense
The increase in interest expense of $0.3 million for the three months ended June 30, 2019 compared to the same period in 2018 was due principally to increased borrowings under our debt facilities outstanding during the three months ended June 30, 2019 as compared to the same period in 2018.
Income tax benefit
The income tax benefit of $4.0 million recorded in the three months ended June 30, 2019, was due to net deferred tax liabilities assumed in connection with our acquisition of Singular Bio which provided a future source of income to support the realization of our legacy deferred tax assets and resulted in a partial release of our valuation allowance.
Six Months Ended June 30, 2019 and 2018
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Six Months Ended June 30,		Dollar Change	% Change
	2019	2018
Revenue:
Test revenue	$91,921	$63,403	$28,518	45%
Other revenue	2,107	1,574	533	34%
Total revenue	94,028	64,977	29,051	45%
Cost of revenue	49,260	38,523	10,737	28%
Research and development	43,296	31,150	12,146	39%
Selling and marketing	54,972	37,631	17,341	46%
General and administrative	34,593	24,216	10,377	43%
Loss from operations	(88,093)	(66,543)	(21,550)	32%
Other income, net	2,019	1,835	184	10%
Interest expense	(4,229)	(3,083)	(1,146)	37%
Net loss before taxes	(90,303)	(67,791)	(22,512)	33%
Income tax benefit	(3,950)	—	(3,950)	(100)%
Net loss	$(86,353)	$(67,791)	$(18,562)	27%
Revenue
The increase in total revenue of $29.1 million for the six months ended June 30, 2019 compared to the same period in 2018 was due primarily to increased test volume. Billable test volumes increased to approximately 198,000 in the six months ended June 30, 2019 compared to 131,000 in the same period of 2018. The increase in revenue recognized in the three months ended June 30, 2019 as compared to the prior year period is also due to changes in estimates during the period as during the six months ended June 30, 2019, we recognized revenue of $2.8 million which primarily related to adjustments to revenue recognized in 2018 in relation to businesses acquired in 2017 and during the six months ended June 30, 2018, we recorded revenue of $2.3 million related to deletion/duplication analysis for hereditary breast and ovarian cancer using CPT code 81433 in conjunction with CPT code 81432, for tests completed during the second half of 2017. Average revenue per test decreased to $464 per test in the six months ended June 30, 2019 compared to $483 per test in the comparable prior period due to changes in payer mix as well as reductions in pricing for some payers as we focus on providing genetic content at a reasonable price.

Cost of revenue
The increase in the cost of revenue of $10.7 million for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the six months ended June 30, 2019, the number of samples accessioned increased to approximately 205,000 from approximately 138,000 for the same period in 2018. Cost per sample accessioned was $240 in the six months ended June 30, 2019 compared to $280 for the same period in 2018. The lower cost per sample accessioned in the six months ended June 30, 2019 was primarily attributable to increased volume, which together with automation efficiencies resulted in lower per-sample costs for laboratory materials, labor and equipment depreciation. In addition, per-sample shipping costs were lower in the six months ended June 30, 2019 compared to the same period in 2018.
Research and development
The increase in research and development expense of $12.1 million for the six months ended June 30, 2019 compared to the same period in 2018 was due to the growth of the business as well as for costs related to our acquisition of Singular Bio in June 2019. The increase principally consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $16.0 million, primarily reflecting increased headcount as well as $2.6 million of stock-based compensation related to awards granted to new employees who joined Invitae in connection with our acquisition of Singular Bio; technology expense increased by $1.1 million primarily reflecting increased headcount; and travel-related costs increased by $0.3 million.
These cost increases were partially offset by increased allocations of resources from research and development to cost of revenue, resulting from increased test volumes, which reduced research and development expense by $2.8 million, as well as a decrease in depreciation and amortization costs by $1.6 million; a decrease in laboratory expenses by $0.5 million; and a decrease of professional fees by $0.4 million due to reduction in the use of outside consultants.
Selling and marketing
The increase in selling and marketing expense of $17.3 million for the six months ended June 30, 2019 compared to the same period in 2018 was due primarily to the growth of the business and our increased spend on marketing initiatives and principally consisted of the following elements: personnel-related costs increased by $12.0 million reflecting increased headcount and includes an increase in sales commissions of $3.9 million; a $1.6 million increase in marketing costs principally for branding initiatives and advertising; travel-related costs increased by $1.2 million; information technology costs, including software licenses and related expenses, increased by $1.1 million; and allocated technology and facilities-related expenses increased by $1.1 million.
General and administrative
The increase in general and administrative expense of $10.4 million for the six months ended June 30, 2019 compared to the same period in 2018 was due primarily to the growth of the business and the effect of our acquisition of Singular Bio in June 2019 and principally consisted of the following elements: $3.2 million of post-combination expense relating to our acquisition of Singular Bio; legal and accounting services increased by $2.4 million which includes acquisition-related costs of $1.2 million related to Singular Bio and Jungla; personnel-related costs increased by $2.4 million principally due to increased headcount; professional fees increased by $1.0 million; occupancy costs increased by $1.3 million; expenses relating to collaboration and co-development agreements increased by $1.1 million; information technology costs increased by $0.7 million due to computer equipment and software purchases to support headcount growth; and travel-related costs increased by $0.7 million.
These cost increases were partially offset by an increase of $2.7 million in allocations of technology and facilities-related expenses to other functional areas.
Other income, net
The increase in other income, net of $0.2 million for the six months ended June 30, 2019 compared to the same period in 2018 was principally due to increases in income generated on our cash equivalents and marketable securities of $1.9 million, partially offset by decreases in gains on remeasurement of acquisition-related liabilities of $1.6 million.

Interest expense
The increase in interest expense of $1.1 million for the six months ended June 30, 2019 compared to the same period in 2018 was to due principally to increased borrowings under our debt facilities.
Income tax benefit
The income tax benefit of $4.0 million recorded in the six months ended June 30, 2019, was due to net deferred tax liabilities assumed in connection with our acquisition of Singular Bio which provided a future source of income to support the realization of our legacy deferred tax assets and resulted in a partial release of our valuation allowance.
Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the six months ended June 30, 2019 and 2018, we had net losses of $86.4 million and $67.8 million, respectively, and we expect to incur additional losses in the near term. At June 30, 2019, we had an accumulated deficit of $603.1 million. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
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
At June 30, 2019 and December 31, 2018, we had $254.0 million and $131.9 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since our inception, and we expect to continue to incur losses in the near term. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2019, fees collected from the sale of our tests, and amounts available to us pursuant to the 2018 Note Purchase Agreement, will be sufficient to meet our anticipated cash requirements for the foreseeable future.
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
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(61,091)	$(58,667)
Cash provided by investing activities	7,588	18,059
Cash provided by financing activities	188,582	77,024
Net increase in cash, cash equivalents and restricted cash	$135,079	$36,416
Cash flows from operating activities
For the six months ended June 30, 2019, cash used in operating activities of $61.1 million principally resulted from our net loss of $86.4 million, partially offset by non-cash charges of $19.5 million for stock-based compensation, $6.7 million for depreciation and amortization, and $4.0 million related to our income tax benefit. The net effect on cash of changes in net operating assets was an increase of cash of $2.1 million.
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
Cash flows from investing activities
For the six months ended June 30, 2019, cash provided by investing activities of $7.6 million was due to net maturities of marketable securities of $13.2 million and net cash acquired from the purchase of Singular Bio of $3.2 million, partially offset by cash used for purchases of property and equipment of $8.8 million.
For the six months ended June 30, 2018, cash provided by investing activities of $18.1 million was due to proceeds from maturities and sales of marketable securities of $22.0 million offset by cash used for purchases of property and equipment of $3.1 million, and purchases of convertible notes totaling $0.9 million.
Cash flows from financing activities
For the six months ended June 30, 2019, cash provided by financing activities of $188.6 million consisted of net proceeds from the public offering of common stock of $184.5 million and cash received from issuances of common stock totaling $5.1 million, including cash received from employee stock plan purchases of $2.6 million and exercises of stock options of $2.4 million. These cash inflows were partially offset by finance lease payments of $1.0 million.
For the six months ended June 30, 2018, cash provided by financing activities of $77.0 million consisted of net proceeds from the underwritten public offering of common stock of $53.5 million, net proceeds of $19.8 million from the second term loan under the Amended 2017 Loan Agreement and cash received from issuances of common stock totaling $4.9 million, including cash received from employee stock purchases of $1.6 million and $3.1 million from exercises of warrants issued pursuant to the acquisition of CombiMatrix Corporation. These cash inflows were partially offset by capital lease obligations payments of $1.2 million.

Contractual obligations
The following table summarizes our contractual obligations, including interest, as of June 30, 2019 (in thousands):

Contractual obligations:	Remainder of 2019	2020 and 2021	2022 and 2023	2024 and beyond	Total
Operating leases	$5,491	$21,334	$20,548	$28,249	$75,622
Finance leases	1,103	1,354	—	—	2,457
Debt	3,354	16,576	16,558	89,952	126,440
Purchase commitments	753	2,292	51	—	3,096
Total	$10,701	$41,556	$37,157	$118,201	$207,615
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had loan obligations under our 2018 Note Purchase Agreement of $75.2 million at June 30, 2019. This loan is subject to a fixed interest rate, plus beginning on January 1, 2020 and continuing until the maturity date, quarterly payments of 0.5% of our annual net revenues subject to a maximum annual amount of such payments of $1.6 million which will be recognized as interest expense. We had finance lease obligations of $2.4 million as of June 30, 2019, which primarily resulted from various finance lease agreements to obtain laboratory equipment. Our finance lease obligations carry fixed rates of interest. Our cash, cash equivalents, restricted cash and marketable securities totaled $254.0 million at June 30, 2019, and consisted of bank deposits, commercial paper, and money market funds. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At June 30, 2019, a hypothetical 1% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.

ITEM 4.  Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred substantial losses since our inception. For the six months ended June 30, 2019, our net loss was $86.4 million. For the years ended December 31, 2018, 2017 and 2016, our net losses were $129.4 million, $123.4 million and $100.3 million, respectively. At June 30, 2019, our accumulated deficit was $603.1 million. While our revenue has increased over time, we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may increase our operating expenses. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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

In the second quarter of 2019, we acquired Singular Bio to assist in lowering the costs of our NIPS offering, and in July 2019, we acquired Jungla to further enhance our genetic variant interpretation and the quality of results we deliver.
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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development activities and pursue and integrate acquisitions. We believe our existing cash and cash equivalents as of June 30, 2019, revenue from sales of our tests and available debt under our 2018 Note Purchase Agreement will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the 12-month period following the filing date of this report. We may raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. Our obligations under our 2018 Note Purchase Agreement are subject to covenants, including quarterly covenants to achieve certain revenue levels as well as additional covenants, including limits on our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Our obligations under our 2018 Note Purchase Agreement are secured by a security interest on substantially all of our and certain of our subsidiaries' assets.
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
Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. We will likely need to continue expanding our sales force to facilitate our growth, and we may have difficulties locating, recruiting, training and retaining sales personnel. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. As we grow, any failure of our controls or interruption of our production facilities or systems could have a negative impact on our business and financial operations. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. Future growth in our business could also make it difficult for us to maintain our corporate culture. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
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
In addition to security risks, we also face privacy risks. While we have policies that govern our privacy practices and procedures that aim to keep our practices consistent with such policies, such procedures are not invulnerable to human error. Should we inadvertently break the privacy promises we make to patients or consumers, we could receive a complaint from an affected individual or interested privacy regulator, such as the Federal Trade Commission (FTC) or a state Attorney General. This risk is heightened given the sensitivity of the data we collect.
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
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, and amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA. The effective date of the CCPA is January 1, 2020; however, legislators have stated that they intend to propose amendments to the CCPA before it goes into effect. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
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
Our success depends in large part on our ability to extend our market position, to provide customers with high-quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our commercial operations, customer service, billing and systems processes and enhance our internal quality assurance program. We expect that much of this growth will be in advance of demand for our tests. Our current and future expense levels are to a large extent fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our tests is difficult to forecast, when revenue does not meet our expectations, we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our tests will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.
If we are not able to continue to generate substantial demand of our tests, our commercial success will be negatively affected.
Our business model assumes that we will be able to generate significant test volume, and we may not succeed in continuing to drive clinical adoption of our test to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. Because broad-based testing panels are relatively new, it may be more difficult or take more time for us to expand clinical adoption of our assay beyond our current customer base. In addition, clinicians in other areas of medicine may not adopt genetic testing for hereditary disease as readily as it has been adopted in hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful. A lack of or delay in clinical acceptance of broad-based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing is expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. Also, we have recently introduced our direct channel, in which we facilitate the ordering of our genetic tests by consumers through an online network of physicians. Since we have limited experience directly marketing to patients, we may not be successful in increasing demand for our tests through this new channel. Patient-initiated testing may also be perceived negatively by our existing customer base of clinicians and genetic counselors, in which case our core business could be harmed.
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
We may not be able to market or sell our current tests and any future tests we may develop effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests primarily through our internal sales force. Historically, our sales efforts have been focused primarily on hereditary cancer and more recently on reproductive health. Our efforts to sell our tests to clinicians and patients outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. We significantly increased the size of our sales force in 2017, 2018, and early 2019. Our future sales will also depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We also plan to increase our consumer advertising in connection with our introduction of our direct channel to consumers, which could be costly. We have limited experience implementing these types of marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.
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

•
the Eliminating Kickbacks in Recovery Act of 2018, known as EKRA, which prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories and reaches beyond federal health care programs, to include private insurance;

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

•
the HIPAA fraud and abuse provisions, which create new federal criminal statutes that prohibit, among other things, defrauding health care benefit programs, willfully obstructing a criminal investigation of a healthcare offense and falsifying or concealing a material fact or making any materially false statements in connection with the payment for healthcare benefits, items or services;

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
In March 2018, CMS published a final national coverage determination, or NCD, for next generation sequencing, or NGS, tests for patients with advanced cancer. The final NCD establishes full coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stage III or IV cancer) who have not have previously been tested with the same test for the same primary diagnosis of cancer or are seeking repeat testing for a new primary cancer diagnosis, and have decided to seek further cancer treatment. The final NCD also gives MACs the authority to establish local coverage for NGS-based assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria. It is unclear, however, whether MACs retain the authority to establish local coverage for NGS-based tests provided for patients with cancer that do not meet the above-referenced criteria - e.g., patients with earlier stage cancers or patients with a personal history of cancer - or if such tests are nationally non-covered under the NCD. If CMS interprets the final NCD to exclude coverage for patients with earlier stage cancers or personal history of cancer, MACs will no longer have discretion to cover our current tests when offered to such patients, notwithstanding historical Medicare coverage for such tests. An interpretation of the NCD that results in Medicare non-coverage for our current and future assays would have significant negative impact on our business, financial condition and results of operations. In April 2019, in an effort to clarify the impact of the NCD, CMS announced that it would be re-opening the NCD. CMS requested comments on tests for germline mutations to identify those with hereditary cancer who may benefit from targeted treatments based on results of the test, and explicitly stated that all other tests are beyond the scope of the re-opening. However, the extent to which CMS may eventually reconsider its position with respect to NGS-based germline testing more generally - or the position that CMS may take with respect to such testing -  remains unclear at this time.
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
Although we view current U.S. Supreme Court precedent to be aligned with our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts (such as patient genetic data) and an understanding of that fact’s implications (such as a patient’s risk of disease associated with certain genetic variations) should not be patentable, it is possible that subsequent determinations by the U.S. Supreme Court or other federal courts could limit, alter or potentially overrule current law. Moreover, from time to time the U.S. Supreme Court, other federal courts, the United States Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could run contrary to, or otherwise be inconsistent with, our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts and an understanding of that fact’s implications should not be patentable, which could result in third parties newly claiming that our business practices infringe patents drawn from categories of patents which we currently view to be invalid as directed to unpatentable subject matter. For example, the U.S. Senate Judiciary Committee, Subcommittee on Intellectual Property has held hearings in 2019 regarding a legislative proposal that would overrule current U.S. Supreme Court precedent concerning the scope of patentable subject matter. If such proposal were to be formulated as a bill and enacted into law, there could be an increase in third party claims to patent rights over correlations between patient genetic data and its interpretation and such third parties may assert that our business practices infringe some of those resulting patent rights.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of June 30, 2019, we had outstanding approximately 93.8 million shares of our common stock, options to purchase approximately 3.7 million shares of our common stock (of which approximately 2.8 million were exercisable as of that date), outstanding restricted stock units representing approximately 8.2 million shares of our common stock (which includes an estimated number of Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio), outstanding Series A convertible preferred stock convertible into approximately 0.1 million shares of our common stock and warrants to purchase 0.6 million shares of our common stock. The foregoing does not include additional shares that may be issuable in 2019 upon the achievement of certain milestones in connection with our acquisition of Jungla. Up to $114.0 million of our common stock was available for sale as of June 30, 2019 pursuant to the 2018 Sales Agreement, as amended. In addition, have agreed to register for resale on Form S-3 an aggregate of approximately 3.9 million shares of our common issued in connection with our acquisition of Singular Bio and Jungla. Once registered, such stockholders may decide to sell their shares pursuant to such registration statements at any time. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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
At June 30, 2019, our total gross deferred tax assets were $131.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2019, we issued an aggregate of 2,498,705 shares of our common stock upon the closing of the Singular Bio transaction and in July 2019, we issued an aggregate of 1,365,567 shares of our common stock upon the closing of the Jungla transaction. These issuances were in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.
ITEM 6.  Exhibits.

Exhibit Number	Description

2.1+	Agreement and Plan of Merger and Reorganization, dated as of June 14, 2019, by and among Invitae Corporation, Santa Barbara Merger Sub, Singular Bio, Inc. and Fortis Advisors LLC.

2.2+	Stock Purchase and Merger Agreement, dated as of July 11, 2019, by and among Invitae Corporation, Jumanji, LLC, Jungla Inc., and Fortis Advisors LLC.

10.1	Invitae Corporation 2015 Stock Incentive Plan (as amended and restated as of June 11, 2019).

10.2	Form of Notice of Time-Based Restricted Stock Unit Award and Time-Based Restricted Stock Unit Agreement for Awards Granted under the Invitae Corporation 2015 Stock Incentive Plan (Inducement).

10.3^	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement for Awards under the Invitae Corporation 2015 Stock Inventive Plan (Inducement).

10.4	Form of Registration Rights Agreement by and among Invitae Corporation and certain stockholders of Singular Bio, Inc.

10.5	Form of Registration Rights Agreement by and among Invitae Corporation and certain stockholders of Jungla Inc.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

^	Portions of this Exhibit have been redacted in accordance with Item 601 of Regulation S-K.

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

Date: August 6, 2019