Form 10-Q
period 2019-09-30
Invitae Corp
filed 2019-11-06
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
The number of shares of the registrant’s common stock outstanding as of November 1, 2019 was 96,522,073.

PART I — Financial Information

ITEM 1. Consolidated Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$467,012	$112,158
Marketable securities	300	13,727
Accounts receivable	26,740	26,296
Prepaid expenses and other current assets	14,477	13,258
Total current assets	508,529	165,439
Property and equipment, net	32,177	27,886
Operating lease assets	39,112	—
Restricted cash	6,183	6,006
Intangible assets, net	99,740	30,469
Goodwill	99,851	50,095
Other assets	4,795	3,064
Total assets	$790,387	$282,959
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,863	$7,812
Accrued liabilities	53,251	26,563
Operating lease obligations	5,186	—
Finance lease obligations	1,636	1,937
Total current liabilities	68,936	36,312
Operating lease obligations, net of current portion	44,408	—
Finance lease obligations, net of current portion	168	1,375
Debt	—	74,477
Convertible senior notes, net	265,194	—
Other long-term liabilities	7,800	8,956
Total liabilities	386,506	121,120
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	10	8
Accumulated other comprehensive loss	—	(5)
Additional paid-in capital	1,085,643	678,548
Accumulated deficit	(681,772)	(516,712)
Total stockholders’ equity	403,881	161,839
Total liabilities and stockholders’ equity	$790,387	$282,959

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Test revenue	$55,502	$36,611	$147,423	$100,014
Other revenue	1,009	755	3,116	2,329
Total revenue	56,511	37,366	150,539	102,343
Cost of revenue	32,120	20,441	81,380	58,964
Research and development	46,951	15,776	90,247	46,926
Selling and marketing	32,690	17,591	87,662	55,222
General and administrative	21,733	13,668	56,326	37,884
Loss from operations	(76,983)	(30,110)	(165,076)	(96,653)
Other income (expense), net	(7,591)	231	(5,572)	2,066
Interest expense	(2,833)	(1,844)	(7,062)	(4,927)
Net loss before taxes	(87,407)	(31,723)	(177,710)	(99,514)
Income tax benefit	(8,700)	—	(12,650)	—
Net loss	$(78,707)	$(31,723)	$(165,060)	$(99,514)
Net loss per share, basic and diluted	$(0.82)	$(0.45)	$(1.86)	$(1.56)
Shares used in computing net loss per share, basic and diluted	95,577	70,153	88,663	63,935

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(78,707)	$(31,723)	$(165,060)	$(99,514)
Other comprehensive income:
Unrealized income on available-for-sale marketable securities, net of tax	—	63	5	125
Comprehensive loss	$(78,707)	$(31,660)	$(165,055)	$(99,389)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock:
Balance, beginning of period	$9	6	$8	$5
Common stock issued	1	1	2	2
Balance, end of period	10	7	10	7

Accumulated other comprehensive income (loss):
Balance, beginning of period	—	(109)	(5)	(171)
Unrealized income on available-for-sale marketable securities, net of tax	—	63	5	125
Balance, end of period	—	(46)	—	(46)

Additional paid-in capital:
Balance, beginning of period	944,559	593,898	678,548	520,558
Common stock issued in connection with public offering, net	19,534	58,988	204,024	112,467
Common stock issued on exercise of stock options, net	553	2,522	2,985	2,570
Common stock issued pursuant to exercises of warrants	58	3,209	171	6,461
Common stock issued pursuant to employee stock purchase plan	—	—	2,578	1,633
Common stock issued or issuable pursuant to business combinations	35,778	2,482	95,220	6,455
Equity component of convertible senior notes, net	75,488	—	75,488	—
Warrants issued pursuant to loan agreement	—	—	—	383
Stock-based compensation expense	9,673	5,206	26,629	15,711
Other	—	—	—	67
Balance, end of period	1,085,643	666,305	1,085,643	666,305

Accumulated deficit:
Balance, beginning of period	(603,065)	(455,148)	(516,712)	(398,598)
Cumulative effect of accounting change	—	—	—	11,241
Net loss	(78,707)	(31,723)	(165,060)	(99,514)
Balance, end of period	(681,772)	(486,871)	(681,772)	(486,871)
Total stockholders' equity	$403,881	$179,395	$403,881	$179,395

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(165,060)	$(99,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,135	10,268
Stock-based compensation	47,826	15,711
Amortization of debt discount and issuance costs	855	681
Impairment losses	—	1,883
Benefit from income taxes	(12,650)	—
Debt extinguishment costs	8,926	—
Other	901	626
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(444)	(4,483)
Prepaid expenses and other current assets	(1,424)	(1,060)
Other assets	2,369	(555)
Accounts payable	87	(1,226)
Accrued expenses and other liabilities	9,692	922
Net cash used in operating activities	(97,787)	(76,747)
Cash flows from investing activities:
Purchases of marketable securities	(20,781)	(1,575)
Proceeds from sales of marketable securities	—	19,965
Proceeds from maturities of marketable securities	34,500	10,957
Acquisition of businesses, net of cash acquired	(9,801)	—
Purchases of property and equipment	(13,530)	(4,258)
Other	—	(500)
Net cash provided by (used in) investing activities	(9,612)	24,589
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	204,024	112,480
Proceeds from issuance of common stock, net	5,734	10,732
Proceeds from issuance of convertible senior notes, net	339,900	—
Proceeds from issuance of debt, net	—	19,544
Payments of debt extinguishment costs	(10,638)	—
Loan payments	(75,000)	—
Finance lease principal payments	(1,590)	(1,632)
Net cash provided by financing activities	462,430	141,124

Net increase in cash, cash equivalents and restricted cash	355,031	88,966
Cash, cash equivalents and restricted cash at beginning of period	118,164	17,459
Cash, cash equivalents and restricted cash at end of period	$473,195	$106,425

Supplemental cash flow information of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$1,339	$1,607
Amounts related to co-development agreement recognized in other assets	$—	$2,750
Amounts related to co-development agreement recognized in accrued liabilities	$—	$2,500
Warrants issued pursuant to loan and security agreement	$—	$383
Common stock issued for acquisition of businesses	$104,801	$6,443
Lease assets obtained in exchange for lease obligations, net	$5,615	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. We utilize an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and patients. Our headquarters and main production facility is located in San Francisco, California. We currently have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. Our tests include genes associated with hereditary cancer, neurological disorders, cardiovascular disorders, pediatric disorders, metabolic disorders and other hereditary conditions. In addition, and as a result of the acquisitions of Good Start Genetics (“Good Start”) and CombiMatrix Corporation (“CombiMatrix”) in 2017, our services also include screening and testing in reproductive health, including preimplantation and carrier screening for inherited disorders, prenatal diagnosis, miscarriage analysis and pediatric developmental disorders. To complement these, in the first quarter of 2019, we introduced our Non-invasive Prenatal Screen ("NIPS") and to advance this offering, in June 2019, we acquired Singular Bio, Inc. ("Singular Bio") to lower costs associated with NIPS. In July 2019, we acquired Jungla Inc. ("Jungla") to further enhance our genetic variant interpretation. Invitae operates in one segment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
Significant estimates and assumptions made by management include the determination of:

•	revenue recognition (See Note 3, “Revenue, accounts receivable and deferred revenue” for further information);

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the fair value of goodwill and intangible assets;

•	valuation of the liability and equity components of our convertible notes issued in September 2019 ("Convertible Senior Notes");

•	the recoverability of long-lived assets;

•	our incremental borrowing rates used to calculate our lease obligations;

•	stock-based compensation expense and the fair value of awards issued; and

•	income tax uncertainties.
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.
Significant customers are those that represent 10% or more of our total revenue presented on the consolidated statements of operations. Our revenue for significant customers as a percentage of our total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Medicare	27%	25%	23%	20%
United Healthcare	*	10%	*	*
* Balance represents less than 10% of total revenue
Accounts receivable for customers that represent 10% or more of our total accounts receivable presented on the consolidated balance sheets were as follows:

	September 30, 2019	December 31, 2018
Medicare	12%	21%

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$467,012	$112,158
Restricted cash	6,183	6,006
Total cash, cash equivalents and restricted cash	$473,195	$118,164

Accounts receivable
We receive payment for our tests from partners, patients, institutional customers and third-party payers. See Note 3, “Revenue, accounts receivable and deferred revenue” for further information.
Inventory
We maintain test reagents and other consumables primarily used in sample collection kits which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. Our inventory was $6.0 million and $8.3 million as of September 30, 2019 and December 31, 2018, respectively, and was recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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
In-process research and development
Intangible assets related to in-process research and development costs (“IPR&D”) are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.
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

Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, finance leases and contingent consideration. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of our finance leases and Convertible Senior Notes approximate their fair values.
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
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities, consisting of convertible preferred stock, options to purchase common stock, common stock warrants, Convertible Senior Notes, RSUs and PRSUs, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share because their effect would be antidilutive for all periods presented.

Prior period reclassifications
Statement of cash flow amounts in prior periods have been reclassified to conform with current period presentation, which includes $0.6 million of remeasurement of liabilities associated with business combinations in other adjustments to reconcile net loss to cash used in operating activities during the nine months ended September 30, 2018.
Recent accounting pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We are currently evaluating the effect that adoption of this ASU will have on our consolidated financial statements.
Recently adopted accounting pronouncements – Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases,l and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as “Topic 842”). Under this guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases at the commencement date and also make expanded disclosures about leasing arrangements.
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

The adjustments due to the adoption of Topic 842 primarily relate to the recognition of operating and finance lease right-of-use assets and operating lease liabilities. Finance lease assets are recorded within other assets on our consolidated balance sheet and were $5.2 million as of implementation of Topic 842 on January 1, 2019 and $4.0 million as of September 30, 2019.
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
The following table includes our revenues as disaggregated by payer category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Test revenue:
Institutions	$10,407	$8,958	$28,375	$24,761
Patient - direct	4,567	3,280	12,364	9,705
Patient - insurance	40,528	24,373	106,684	65,548
Total test revenue	55,502	36,611	147,423	100,014
Other revenue	1,009	755	3,116	2,329
Total revenue	$56,511	$37,366	$150,539	$102,343

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$1.2	$1.5	$4.0	$3.8
Loss from operations	$(1.2)	$(1.5)	$(4.0)	$(3.8)
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.06)

The changes in estimates in revenue recognized during the three and nine months ended September 30, 2019 were primarily related to adjustments to revenue recognized in 2018 from businesses acquired in 2017. We recorded revenue of $3.8 million in the nine months ended September 30, 2018 which includes the impact of a change in estimate related to deletion/duplication analysis for hereditary breast and ovarian cancer using Current Procedure Terminology (CPT) code 81433 in conjunction with CPT code 81432, for tests completed during the second half of 2017.

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
Deferred revenue
We record deferred revenue when cash payments are received or due in advance of our performance related to one or more performance obligations. The amounts deferred to date primarily consist of prepayments related to our consumer direct channel as well as consideration received pertaining to the estimated exercise of certain re-requisition rights. In order to comply with loss contract rules, our re-requisition rights revenue deferral is no less than the estimated cost of fulfilling related obligations. We recognize revenue related to re-requisition rights as the rights are exercised or expire unexercised, which is generally within 90 days of initial deferral.
4. Business combinations
Singular Bio
In June 2019, we acquired 100% of the fully diluted equity of Singular Bio, a privately held company developing single molecule detection technology, for approximately $57.3 million, comprised of $53.9 million in the form of 2.5 million shares of our common stock and the remainder in cash. As of September 30, 2019, we had hold-back amounts payable within 12 months of the acquisition date of $1.8 million.
Prior to the acquisition, we entered into a co-development agreement with Singular Bio whereby we paid Singular Bio $3.0 million for a 12-month right of first refusal and an opportunity to conduct due diligence on its business. As of January 2019, we made all required payments under the terms of this agreement.
In connection with the acquisition, all of Singular Bio's equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required us to allocate the fair value of the equity attributable to pre-combination service to the purchase price and the remainder was considered our post-combination expense. We recognized post-combination expense related to the acceleration of unvested equity of $3.2 million and we also incurred transaction costs of $1.3 million related to the acquisition of Singular Bio; both of these charges were recorded as general and administrative expense during the nine months ended September 30, 2019. We included the financial results of Singular Bio in our consolidated financial statements from the acquisition date, which were not material for the three or nine months ended September 30, 2019.
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
We recorded an income tax benefit of $4.0 million in June 2019 due to net deferred tax liabilities assumed in connection with our acquisition of Singular Bio which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of our valuation allowance.
We granted approximately $90.0 million of RSUs under our 2015 Stock Incentive Plan as inducement awards to new employees who joined Invitae in connection with our acquisition of Singular Bio. $45.0 million of the RSUs are time-based and vest in three equal installments in December 2019, June 2020, and December 2020, subject to the employee's continued service with us ("Time-based RSUs") and $45.0 million of the RSUs are performance-based RSUs ("PRSUs") that vest upon the achievement of certain performance conditions over a period of approximately 12 months, subject to the employee's continued service with us. Since the number of awards granted is based on a 30-day volume weighted-average share price with a fixed dollar value, these Time-based RSUs and PRSUs are liability-classified and the fair value will be estimated at each reporting period based on the number of shares that are expected to be issued at each reporting date and our closing stock price, which combined are categorized as Level 3 inputs. Therefore, fair value of the RSUs and PRSUs and the number of shares to be issued will not be fixed until the RSUs vest.
During the three and nine months ended September 30, 2019, we recorded research and development stock-based compensation expense of $6.7 million and $7.6 million, respectively, related to the Time-based RSUs and $11.9 million and $13.6 million, respectively, related to the PRSUs based on our evaluations of the probability of achieving performance conditions. As of September 30, 2019, the Time-based RSUs and PRSUs had a total fair value of $41.2 million and $36.7 million, respectively, based on a total estimated issuance of 4.0 million shares and expectation of the achievement of the performance conditions. As of September 30, 2019, none of the Time-based RSUs or PRSUs granted to these employees had vested.
Jungla
In July 2019, we acquired 100% of the equity interest of Jungla, a privately held company developing a platform for molecular evidence testing in genes, for approximately $59.0 million, comprised of $44.9 million in the form of shares of our common stock and the remainder in cash. We agreed to pay a portion of the cash and issue approximately 0.2 million shares of our common stock after a 12-month period, subject to a hold back to satisfy indemnification obligations that may arise. We incurred $0.6 million of transaction costs related to the acquisition of Jungla which were recorded as general and administrative expense during the three months ended September 30, 2019.
We may be required to pay contingent consideration based on achievement of post-closing development milestones. As of the acquisition date, the fair value of this contingent consideration was $10.7 million, $9.6 million of which would be in the form of shares of our common stock and the remainder in cash. The milestones are expected to be completed within two years. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestones and the discount rate we used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which will be estimated at each reporting date with changes reflected as a general and administrative expense. As of September 30, 2019, the fair value of the contingent consideration was $11.0 million.
In connection with the acquisition, a portion of Jungla's equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required us to allocate the fair value of the equity attributable to pre-combination service to the purchase price and the remaining amount was considered our post-combination expense. In July 2019, we recognized post-combination expense related to the acceleration of unvested equity of $2.9 million, which was recorded as general and administrative expense. We included the financial results of Jungla in our consolidated financial statements from the acquisition date, which were not material for the three or nine months ended September 30, 2019.

The following table summarizes the purchase price and post-combination expense recorded as a part of the acquisition of Jungla in July 2019 (in thousands):

	Purchase Price	Post-combination Expense
Cash transferred	$13,261	$2,151
Hold-back consideration - cash	270	253
Hold-back consideration - common stock	4,574	—
Contingent consideration	10,158	542
Common stock transferred	30,753	—
Total	$59,016	$2,946

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

Cash	$289
Developed technology	44,140
Total identifiable assets acquired	44,429
Accounts payable	(8)
Deferred tax liability	(8,700)
Net identifiable assets acquired	35,721
Goodwill	23,295
Total purchase price	$59,016

Based on the guidance provided in ASC 805, we accounted for the acquisition of Jungla as a business combination in which we determined that 1) Jungla was a business which combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.
Our purchase price allocation for our acquisition of Jungla is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible asset acquired is developed technology related to Jungla's functional molecular platform. The fair value of the developed technology was estimated using an income approach for $44.1 million with an estimated useful life of ten years.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Jungla resulted in the recognition of $23.3 million of goodwill which we believe consists primarily of technological expertise related to large-scale molecular and genomic technologies and the ability to expand the use of these into other areas of our business. Goodwill created as a result of the acquisition of Jungla is not deductible for tax purposes.
We recorded an income tax benefit of $8.7 million in July 2019 due to net deferred tax liabilities assumed in connection with our acquisition of Jungla which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of our valuation allowance.

Pro forma financial information (unaudited)
The unaudited pro forma financial information in the table below summarizes the combined results of operations for Invitae, Singular Bio and Jungla as though the companies had been combined as of January 1, 2018. The pro forma amounts have been adjusted for:

•	transaction expenses incurred by Singular Bio, Jungla and us,

•	the impacts of the co-development agreement between Singular Bio and us,

•	the historical interest expense incurred by Singular Bio on its debt and debt-like items,

•	compensation expense recognized in relation to the equity awards granted in connection with the acquisition of Singular Bio,

•	amortization expense resulting from the developed technology acquired through the acquisition of Jungla,

•	post-combination expense,

•	income tax benefits resulting from the deferred tax liabilities acquired, and

•	the 2.5 million and 1.4 million shares of our common stock issued upon the closing of the Singular Bio and Jungla transactions, respectively.
The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisitions had taken place as of January 1, 2018 (in thousands, except per share data):

	Three Months Ended September 30,
	2019				2018
	Invitae	Singular Bio	Jungla	Total	Invitae	Singular Bio	Jungla	Total
Revenue	$56,511	$—	$—	$56,511	$37,366	$—	$—	$37,366
Net loss	$(78,707)	$18,613	$(5,831)	$(65,925)	$(31,723)	$(139)	$(1,254)	$(33,116)
Shares	95,577	—	225	95,802	70,153	2,499	1,366	74,018
Basic and diluted net loss per share	$(0.82)			$(0.69)	$(0.45)			$(0.45)

	Nine Months Ended September 30,
	2019				2018
	Invitae	Singular Bio	Jungla	Total	Invitae	Singular Bio	Jungla	Total
Revenue	$150,539	$—	$—	$150,539	$102,343	$—	$—	$102,343
Net loss	$(165,060)	$21,844	$(8,381)	$(151,597)	$(99,514)	$(1,071)	$(3,762)	$(104,347)
Shares	88,663	1,553	984	91,200	63,935	2,499	1,366	67,800
Basic and diluted net loss per share	$(1.86)			$(1.66)	$(1.56)			$(1.54)

5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2018	$50,095
Goodwill acquired - Singular Bio	26,461
Goodwill acquired - Jungla	23,295
Balance as of September 30, 2019	$99,851

Intangible assets
The following table presents details of our intangible assets (in thousands):

	September 30, 2019				December 31, 2018
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)
Customer relationships	$23,763	$(4,550)	$19,213	10.0	$23,763	$(2,783)	$20,980	10.0
Developed technology	56,103	(6,298)	49,805	8.9	11,963	(3,482)	8,481	4.8
Non-compete agreement	286	(157)	129	5.0	286	(114)	172	5.0
Trade name	576	(441)	135	2.7	576	(329)	247	2.7
Patent licensing agreement	496	(64)	432	15.0	496	(37)	459	15.0
Favorable leases	247	(209)	38	2.2	247	(117)	130	2.2
In-process research and development	29,988	—	29,988	n/a	—	—	—	n/a
	$111,459	$(11,719)	$99,740	6.7	$37,331	$(6,862)	$30,469	8.2

Acquisition-related intangibles included in the above table are finite-lived, other than in-process research and development which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis, in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $2.2 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $4.9 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense is recorded to cost of revenue, research and development, sales and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of September 30, 2019 (in thousands):

2019 (remainder of year)	$2,416
2020	9,939
2021	10,243
2022	8,538
2023	7,525
Thereafter	31,091
Total estimated future amortization expense	$69,752

6. Balance sheet components
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$14,049	$13,034
Laboratory equipment	26,136	22,149
Equipment under capital lease	—	7,129
Computer equipment	5,454	4,723
Software	2,659	2,594
Furniture and fixtures	941	784
Automobiles	58	20
Construction-in-progress	10,585	1,962
Total property and equipment, gross	59,882	52,395
Accumulated depreciation and amortization	(27,705)	(24,509)
Total property and equipment, net	$32,177	$27,886

Depreciation expense was $1.8 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and $5.2 million and $6.5 million for the nine months ended September 30, 2019 and 2018, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and related expenses	$12,684	$7,917
Liabilities associated with business combinations	26,771	6,460
Liability associated with co-development agreement	—	2,000
Deferred revenue	1,151	761
Other	12,645	9,425
Total accrued liabilities	$53,251	$26,563

Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Lease incentive obligation, non-current	$—	$3,280
Deferred rent, non-current	—	5,495
Liabilities associated with business combinations, non-current	7,800	—
Other non-current liabilities	—	181
Total other long-term liabilities	$7,800	$8,956

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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$452,306	$—	$—	$452,306	$452,306	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
Total financial assets	$452,606	$—	$—	$452,606	$452,306	$300	$—

Financial liabilities:
Contingent consideration				$11,000	—	—	$11,000
Total financial liabilities				$11,000	—	—	$11,000

September 30, 2019
Reported as:
Cash equivalents	$446,123
Restricted cash	6,183
Marketable securities	300
Total cash equivalents, restricted cash, and marketable securities	$452,606

Accrued liabilities	$3,200
Other long-term liabilities	$7,800

	December 31, 2018
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$93,934	$—	$—	$93,934	$93,934	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
Commercial paper	10,908	—	(1)	10,907	—	10,907	—
U.S. treasury notes	9,990	—	—	9,990	9,990	—	—
U.S. government agency securities	6,001	—	(4)	5,997	—	5,997	—
Total financial assets	$121,133	$—	$(5)	$121,128	$103,924	$17,204	$—

Financial liabilities:
Contingent consideration				$4,998	—	—	$4,998
Total financial liabilities				$4,998	—	—	$4,998

December 31, 2018
Reported as:
Cash equivalents	$101,395
Restricted cash	6,006
Marketable securities	13,727
Total cash equivalents, restricted cash, and marketable securities	$121,128

Accrued liabilities	$4,998

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at September 30, 2019 was nil. None of the available-for-sale securities held as of September 30, 2019 has been in a continuous unrealized loss position for more than one year. We have not identified any other-than-temporary declines in market value and thus have not recorded any impairment charges on our financial assets during the nine months ended September 30, 2019.

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
As of September 30, 2019, we had contingent obligations of $11.0 million of our common stock to the former owners of Jungla in conjunction with our acquisition of Jungla in July 2019. The amount of the contingent obligation is dependent upon achievement of certain post-close development milestones. We estimated the fair value of the contingent consideration as $10.7 million at the acquisition date in July 2019 using a discounted cash flow technique based on estimated achievement of the post-close milestones and discount rates which were Level 3 inputs not supported by market activity. These inputs can significantly affect the estimated fair value of the contingent consideration. The value of the liability is subsequently remeasured to fair value at each reporting date with changes recorded as general and administrative expense.
As of December 31, 2018, we had a contingent obligation of $5.0 million of our common stock calculated using a 30-day trailing average share price to the former owners of AltaVoice in conjunction with our acquisition of AltaVoice in January 2017. The amount of the contingent obligation was dependent upon 2017 and 2018 revenue attributable to AltaVoice. Since revenue attributable to AltaVoice for the combined period of 2017 and 2018 was greater than the $10.0 million contingent milestone, in April 2019 we issued 0.2 million shares of our common stock to the former owners of AltaVoice which had a fair value on the date of issuance of $5.2 million to settle this contingent obligation.

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
As of September 30, 2019, the weighted-average remaining lease term for our operating leases was 6.1 years and the weighted-average discount rate used to determine our operating lease liability was 11.5%. Cash payments included in the measurement of our operating lease liabilities were $2.7 million for the three months ended September 30, 2019 and $7.6 million for the nine months ended September 30, 2019.
The components of lease costs, which were included in cost of revenue, research and development, selling and marketing and general and administrative expenses on our consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease costs	$2,666	$2,416	$7,747	$7,248
Sublease income	(43)	(39)	(129)	(117)
Total operating lease costs	2,623	2,377	7,618	7,131
Finance lease costs	386	410	1,197	1,365
Total lease costs	$3,009	$2,787	$8,815	$8,496

Future minimum payments under non-cancelable operating leases as of September 30, 2019 are as follows (in thousands):

2019 (remainder of year)	$2,768
2020	10,637
2021	10,676
2022	10,636
2023	9,912
Thereafter	28,273
Future non-cancelable minimum operating lease payments	72,902
Less: minimum payments to be received from non-cancelable subleases	(44)
Total future non-cancelable minimum operating lease payments, net	72,858
Less: imputed interest	(23,264)
Total operating lease liabilities	49,594
Less: current portion	(5,186)
Operating lease obligations, net of current portion	$44,408

Finance leases
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years with a weighted-average remaining lease term of 0.9 years as of September 30, 2019 and are typically secured by the underlying equipment. The weighted-average discount rate used to determine our finance lease liability was 6.2%. The portion of the future payments designated as principal repayment was classified as a finance lease obligation on our consolidated balance sheets. Cash payments included in the measurement of our finance lease liabilities were $0.5 million for the three months ended September 30, 2019 and $1.6 million for the nine months ended September 30, 2019.
Future payments under finance leases at September 30, 2019 are as follows (in thousands):

2019 (remainder of year)	$509
2020	1,355
Total finance lease obligations	1,864
Less: interest	(60)
Present value of net minimum finance lease payments	1,804
Less: current portion	(1,636)
Finance lease obligations, net of current portion	$168

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
During September 2019, we settled our obligations under the 2018 Note Purchase Agreement in full for $85.7 million, which included repayment of principal of $75.0 million, accrued interest of $2.4 million, and prepayment fees of $8.9 million which were recorded as debt extinguishment costs in other income (expense) in our statement of operations during the three months ended September 30, 2019.
Interest expense related to our debt financings, excluding the impact of our Convertible Senior Notes, was $1.6 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Convertible Senior Notes
In September 2019, we issued, at par value, $350.0 million aggregate principal amount of 2.0% Convertible Senior Notes due 2024 in a private offering. The Convertible Senior Notes are our senior unsecured obligations and will mature on September 1, 2024, unless earlier converted, redeemed or repurchased. The Convertible Senior Notes bear cash interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020.
In accounting for the issuance of the Convertible Senior Notes, we separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the effective interest method. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the Convertible Senior Notes. The equity component of $75.5 million, net of issuance costs, was recorded in additional paid-in capital on our consolidated balance sheet and will not be re-measured as long as it continues to meet the conditions for equity classification.
We received net proceeds of $339.9 million from the sale of the Convertible Senior Notes after deducting commissions and offering expenses. These transaction costs were allocated to the liability and equity components based on their relative fair values. The transaction costs attributable to the liability component are amortized to interest expense over the term of the Convertible Senior Notes under the effective interest method, and the transaction costs attributable to the equity component were netted with the equity component in stockholder's equity.
Upon conversion, the Convertible Senior Notes will be convertible into cash, common shares of our common stock or a combination of cash and shares of our common stock, at our election. Our current intent is to settle the principal amount of the Convertible Senior Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock.
The initial conversion rate for the Convertible Senior Notes is 33.6293 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (equivalent to an initial conversion price of approximately $29.74 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Senior Notes in connection with such a corporate event or notice of redemption.
If we undergo a fundamental change (as defined in the indenture governing the notes), the holders of the Convertible Senior Notes may require us to repurchase all or any portion of their Convertible Senior Notes for cash at a repurchase equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased plus accrued and unpaid interest to, but excluding, the redemption date.
The Convertible Senior Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of September 30, 2019, none of the above circumstances had occurred and therefore the Convertible Senior Notes could not have been converted.
We may not redeem the Convertible Senior Notes prior to September 6, 2022. We may redeem for cash all or any portion of the Convertible Senior Notes, at our option, on or after September 6, 2022 and on or before the 30th scheduled trading day immediately before the maturity date if the last reported sale price of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The Convertible Senior Notes as of September 30, 2019 consisted of the following (in thousands):

Outstanding principal	$350,000
Unamortized debt discount and issuance costs	(84,806)
Net carrying amount, liability component	$265,194

We recorded $1.1 million of interest expense related to the Convertible Senior Notes during the three and nine months ended September 30, 2019.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At September 30, 2019, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $4.7 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at September 30, 2019 or December 31, 2018.

Contingencies
We were not a party to any material legal proceedings at September 30, 2019, or at the date of this report. We may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business, and the resolution of any such claims could be material.

9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible preferred stock:
Shares outstanding, beginning of period	125	3,459	3,459	3,459
Conversion into common stock	—	—	(3,334)	—
Shares outstanding, end of period	125	3,459	125	3,459

Common stock:
Shares outstanding, beginning of period	93,763	68,976	75,481	53,597
Common stock issued in connection with public offering	786	4,325	11,136	17,103
Common stock issued on exercise of stock options, net	71	306	411	326
Common stock issued pursuant to vesting of RSUs	476	213	1,721	1,181
Common stock issued pursuant to exercises of warrants	10	552	29	1,098
Common stock issued pursuant to employee stock purchase plan	—	—	235	276
Common stock issued pursuant to business combinations	1,409	240	4,168	1,023
Common stock issued upon conversion of preferred stock	—	—	3,334	—
Other	—	—	—	8
Shares outstanding, end of period	96,515	74,612	96,515	74,612

2018 Sales Agreement
In August 2018, we entered into a Common Stock Sales Agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed $75.0 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on The New York Stock Exchange, and also may sell the shares in privately negotiated transactions, subject to our prior approval. Per the terms of the agreement, Cowen receives a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. In March 2019, we amended the 2018 Sales Agreement to increase the aggregate amount of our common stock to be sold under this agreement not to exceed $175.0 million. During 2018, we sold a total of 4.3 million shares of common stock under the 2018 Sales Agreement for aggregate gross proceeds of $61.1 million and net proceeds of $58.9 million. During the three and nine months ended September 30, 2019, we sold a total of 0.8 million shares of common stock under the 2018 Sales Agreement at an average price of $25.71 per share, for gross proceeds of $20.2 million and net proceeds of $19.5 million.
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

Private placement
In August 2017, in a private placement to certain accredited investors, we issued 5.2 million shares of common stock at a price of $8.50 per share, and 3.5 million shares of our Series A convertible preferred stock at a price of $8.50 per share, for gross proceeds of approximately $73.5 million and net proceeds of $68.9 million. The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. During the nine months ended September 30, 2019, 3.3 million shares of Series A convertible preferred stock were converted to 3.3 million shares of common stock.
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
RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date. In June 2019, we granted Time-based RSUs in connection with the acquisition of Singular Bio which vest in three equal installments over a period of 18 months and PRSUs that vest based on the achievement of performance conditions; see further details in Note 4, "Business combinations."
Under our management incentive compensation plan, in July 2019 we granted PRSUs to our executive officers as well as other specified senior level employees based on the level of achievement of a specified 2019 revenue goal. These PRSUs will vest beginning in 2020 over a period of two years and may range from 0% to 115% of the target amount of 1.0 million shares. As of September 30, 2019, these PRSUs had a fair value of $18.3 million based on an estimated issuance of 0.8 million shares and expectation of achievement of the performance conditions.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	118	3,855	$8.54	6.8	$9,927
Additional shares reserved	13,019	—
Options granted	(193)	193	24.16
Options cancelled	33	(33)	12.65
Options exercised	—	(411)	7.25
RSUs and PRSUs granted(1)	(6,671)	—
RSUs and PRSUs cancelled	190	—
Balances at September 30, 2019	6,496	3,604	$9.49	6.3	$36,158
Options exercisable at September 30, 2019		2,948	$8.71	5.9	$31,207
Options vested and expected to vest at September 30, 2019		3,516	$9.35	6.3	$35,603

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
The weighted-average fair value of options to purchase common stock granted was $14.52 and $4.87 in the nine months ended September 30, 2019 and 2018, respectively.  The total grant-date fair value of options to purchase common stock vested was $3.6 million and $15.9 million in the nine months ended September 30, 2019 and 2018, respectively. The intrinsic value of options to purchase common stock exercised was $5.8 million and $1.5 million in the nine months ended September 30, 2019 and 2018, respectively.
The following table summarizes RSU activity, which includes the Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio and PRSUs granted related to our management incentive compensation plan (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	4,031	$8.35
RSUs granted	1,436	$21.40
Time-based RSUs and PRSUs granted - Singular Bio (1)	4,280	$19.27
PRSUs granted	955	$22.62
RSUs vested	(1,721)	$10.53
RSUs cancelled	(190)	$11.17
Balance at September 30, 2019	8,791	$16.86

(1)
The Time-based RSUs and PRSUs granted as a part of the Singular Bio acquisition in June 2019 are based on a fixed dollar value. The number of shares issued and weighted-average grant date fair value per share will be variable until the awards vest. See further details in Note 4, "Business combinations."

 2015 employee stock purchase plan
In January 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At September 30, 2019, cash received from payroll deductions pursuant to the ESPP was $2.8 million. At September 30, 2019, a total of 0.8 million shares of common stock were reserved for issuance under the ESPP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	—	6.0	6.0	6.0
Expected volatility	—%	59.63%	64.20%	59.58%
Risk-free interest rate	—%	2.82%	2.58%	2.80%

The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$822	$747	$3,678	$2,320
Research and development	22,181	1,722	30,753	5,237
Selling and marketing	1,752	1,172	5,909	3,690
General and administrative	3,531	1,565	7,486	4,464
Total stock-based compensation expense	$28,286	$5,206	$47,826	$15,711

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(78,707)	$(31,723)	$(165,060)	$(99,514)
Shares used in computing net loss per share, basic and diluted	95,577	70,153	88,663	63,935
Net loss per share, basic and diluted	$(0.82)	$(0.45)	$(1.86)	$(1.56)

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock subject to outstanding options	3,647	4,085	3,691	4,081
Shares of common stock subject to outstanding warrants	586	1,354	596	1,718
Shares of common stock subject to outstanding RSUs	5,915	4,061	4,878	3,289
Shares of common stock subject to outstanding PRSUs	2,722	—	994	—
Shares of common stock pursuant to ESPP	229	313	219	300
Shares of common stock underlying Series A convertible preferred stock	125	3,459	896	3,459
Shares of common stock subject to convertible senior notes exercise	2,616	—	872	—
Total shares of common stock equivalents	15,840	13,272	12,146	12,847

12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$52,687	$34,906	$140,700	$95,712
Canada	1,158	1,052	3,005	3,156
Rest of world	2,666	1,408	6,834	3,475
Total revenue	$56,511	$37,366	$150,539	$102,343

All long-lived assets at September 30, 2019 and December 31, 2018, were located in the United States.
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

•	the implementation of our business model;

•	the expected benefits from and our ability to integrate our acquisitions;

•	the rate and degree of market acceptance of our tests and genetic testing generally;

•	our ability to scale our infrastructure and operations in a cost‑effective manner;

•	the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assays to include additional genes;

•	our expectations with respect to future hiring;

•	the timing and results of studies with respect to our tests;

•	developments and projections relating to our competitors and our industry;

•	our competitive strengths;

•	the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;

•	our commercial plans, including our sales and marketing expectations;

•	our ability to obtain and maintain adequate reimbursement for our tests;

•	regulatory developments in the United States and foreign countries;

•	our ability to attract and retain key scientific or management personnel;

•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to obtain funding for our operations and the growth of our business, including potential acquisitions;

•	our financial performance;

•	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results;

•	our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements; and

•	the impact of tax laws on our business.
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
We have experienced rapid growth. For the years ended December 31, 2018, 2017 and 2016, our revenue was $147.7 million, $68.2 million and $25.0 million, respectively, and we incurred net losses of $129.4 million, $123.4 million and $100.3 million, respectively. For the nine months ended September 30, 2019 and 2018, our revenue was $150.5 million and $102.3 million, respectively, and we incurred net losses of $165.1 million and $99.5 million, respectively. At September 30, 2019, our accumulated deficit was $681.8 million. To meet the demands of scaling our business, we increased our number of employees to approximately 1,100 at September 30, 2019 from approximately 700 on September 30, 2018. Our sales force grew to approximately 190 at September 30, 2019 from approximately 110 at September 30, 2018. We expect headcount will continue to increase in 2019 as we add to the team to support anticipated growth.
Sales of our tests have grown significantly. In 2018, 2017 and 2016, we generated approximately 292,000, 145,000 and 57,000 billable tests, respectively. In the nine months ended September 30, 2019, we generated approximately 322,000 billable tests compared to approximately 206,000 billable tests in the same period in 2018. Approximately 33% of the billable tests we performed in the first nine months of 2019 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient which may result in further delay or decreased likelihood of collection.
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
The growth in our test revenue is tied to the number of tests for which we bill third-party payers, institutions, partners or patients, which we refer to as billable tests. We typically bill for our services following delivery of the billable test report derived from testing samples and interpreting the results. We incur the expenses associated with a test in the period in which the test is processed regardless of when payment is received with respect to that test. We believe the number of billable tests in any period is the most important indicator of the growth in our test revenue, and with time, this will translate into the number of customers we add to our platform.
Success obtaining and maintaining reimbursement
Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 295 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in 47 states, including California (Medi-Cal), our home state.
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
Ability to expand our genetic content
Our focus on reducing the average cost per test will have a countervailing force — increasing the number of tests we offer and the content of each test. We intend to continue to expand our test menus by steadily releasing additional genetic content for the same or lower prices per test, ultimately leading to affordable whole genome services. The breadth and flexibility of our offering will be a critical factor in our ability to address new markets for genetic testing services. Both of these, in conjunction with our continued focus on strategic partnerships, will be important to our ability to continue to grow the volume of billable tests we deliver.
Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our customer's experience, and expand the functionality of our website. We will incur costs related to marketing and branding as we expand our initiatives and focus on providing access to customers through our website. We plan to hire additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facilities in San Francisco and Irvine to accommodate growth. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business.
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
Research and development
Research and development expenses represent costs incurred to develop our technology and future tests. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests and with our efforts to lower the cost of performing our tests. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, enable ease of customer ordering, deliver reports and automate our business processes. These costs consist of personnel-related costs, laboratory supplies and equipment expenses, consulting costs and allocated overhead including rent, information technology, equipment depreciation, amortization of intangible assets and utilities.
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase as we continue our efforts to develop additional tests, make investments to reduce testing costs, streamline our technology to provide patients access to testing and work on scaling the business and acquire and integrate new technologies. Specifically, we expect stock-based compensation to significantly increase in future periods related to businesses acquired in 2019.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing expenses to significantly increase as we expand our salesforce and increase our marketing and advertising.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our collaboration and co-development agreements; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to increase as we support continued growth of operations.
Other income (expense), net
Other income (expense), net, primarily consists of income generated from our marketable securities, adjustments to fair value of acquisition liabilities, and extinguishment costs incurred in settling our debt facilities.
Interest expense
Interest expense is attributable to debt financing, including convertible senior notes issued in September 2019 ("Convertible Senior Notes"), and finance leases. See Note 8, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
Income tax benefit
The income tax benefit is comprised of changes in our deferred income taxes and associated valuation allowances resulting from business combinations.
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
Under ASC 606, Revenue from Contracts with Customers, or ASC 606, we generally recognize revenue on an accrual basis, that is when a customer obtains control of the promised goods or services which for us is delivery of a test report. Accrual amounts are based on an estimate of the consideration that we expect to receive, and such estimates will be adjusted and subsequently recorded until fully settled. The estimate of the transaction price of test revenue is based on many factors such as length of payer relationship, historical payment patterns, and changes in contract provisions and insurance reimbursement policies. These estimates require significant judgment by management and any adjustments may be material.
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
We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase prices of acquisitions are allocated to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of purchase prices over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred. While we use our best estimates and assumptions as a part of the process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. Our key assumptions and estimates used have included projected revenue and achievement of certain performance milestones, the impact to cost of revenues and operating expenses from our acquired entities, discount rates, growth rates, as well as the tax impacts of the acquisitions. As a result, during the measurement period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the measurement period in our operating results in the period in which the adjustments are determined.
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
Results of operations
Three Months Ended September 30, 2019 and 2018
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended September 30,		Dollar Change	% Change
	2019	2018
Revenue:
Test revenue	$55,502	$36,611	$18,891	52%
Other revenue	1,009	755	254	34%
Total revenue	56,511	37,366	19,145	51%
Cost of revenue	32,120	20,441	11,679	57%
Research and development	46,951	15,776	31,175	198%
Selling and marketing	32,690	17,591	15,099	86%
General and administrative	21,733	13,668	8,065	59%
Loss from operations	(76,983)	(30,110)	(46,873)	156%
Other income (expense), net	(7,591)	231	(7,822)	N/M
Interest expense	(2,833)	(1,844)	(989)	54%
Net loss before taxes	(87,407)	(31,723)	(55,684)	176%
Income tax benefit	(8,700)	—	(8,700)	(100)%
Net loss	$(78,707)	$(31,723)	$(46,984)	148%

Revenue
The increase in total revenue of $19.1 million for the three months ended September 30, 2019 compared to the same period in 2018 was due primarily to increased test volume. Billable test volumes increased to approximately 124,000 in the three months ended September 30, 2019 compared to 75,000 in the same period of 2018. Average revenue per test decreased to $448 per test in the three months ended September 30, 2019 compared to $490 per test in the comparable prior period due to changes in payer mix as well as reductions in pricing for some payers as we focus on providing genetic content at a reasonable price.
Cost of revenue
The increase in the cost of revenue of $11.7 million for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the three months ended September 30, 2019, the number of samples accessioned increased to approximately 129,000 from approximately 78,000 for the same period in 2018. Cost per sample accessioned was $249 in the three months ended September 30, 2019 compared to $262 for the same period in 2018. The lower cost per sample accessioned in the current period was primarily attributable to increased volume, which together with automation efficiencies, resulted in lower per-sample costs for laboratory materials; labor, including the impact of efficiencies in our medical interpretation costs; and equipment depreciation partially offset by increases in amortization costs related to our inquired intangible assets.
Research and development
The increase in research and development expense of $31.2 million for the three months ended September 30, 2019 compared to the same period in 2018 was due to the growth of the business as well as for costs related to our acquisitions of Singular Bio in June 2019 and Jungla in July 2019. The increase primarily consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $29.4 million, principally reflecting increased headcount as well as $18.6 million of stock-based compensation related to equity awards granted to new employees who joined Invitae in connection with our acquisition of Singular Bio, and an increase in technology costs by $0.9 million.
Selling and marketing
The increase in selling and marketing expense of $15.1 million for the three months ended September 30, 2019 compared to the same period in 2018 was due primarily to the growth of the business and increased spending on marketing initiatives and principally consisted of the following elements: personnel-related costs increased by $8.0 million primarily reflecting increased headcount and includes an increase in sales commissions of $2.0 million; $4.5 million due to increases in marketing costs principally for branding initiatives and advertising; travel-related costs increased by $1.0 million; and information technology costs increased by $0.5 million.
General and administrative
The increase in general and administrative expense of $8.1 million for the three months ended September 30, 2019 compared to the same period in 2018 was due primarily to the growth of the business and the effect of our acquisitions of Singular Bio in June 2019 and Jungla in July 2019 and principally consisted of the following elements: personnel-related costs increased by $4.0 million; $2.9 million of post-combination expense relate to the acceleration of unvested equity in our acquisition of Jungla; professional fees increased by $1.7 million due to increases in costs related to outside consultants; legal and accounting services increased by $1.6 million which includes acquisition-related costs of $0.6 million related to Jungla; information technology costs increased by $1.1 million due to computer equipment and software purchases to support headcount growth; occupancy costs increased by $1.0 million; and travel-related costs increased by $0.7 million.
These cost increases were partially offset by decreases in expenses incurred related to collaboration and co-development agreements of $2.8 million and increases of $2.4 million in allocations of technology and facilities-related expenses to other functional areas.
Other income (expense), net
The decrease in other income (expense), net of $7.8 million for the three months ended September 30, 2019 compared to the same period in 2018 was due principally to $8.9 million of debt extinguishment costs related to the settlement of our 2018 Note Purchase Agreement in September 2019 offset by increases in interest income generated on our cash equivalents and marketable securities.

Interest expense
The increase in interest expense of $1.0 million for the three months ended September 30, 2019 compared to the same period in 2018 was due to increased borrowings under our debt facilities as compared to the prior year period.
Income tax benefit
The income tax benefit of $8.7 million recorded in the three months ended September 30, 2019, was due to net deferred tax liabilities assumed in connection with our acquisition of Jungla which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of our valuation allowance.
Nine Months Ended September 30, 2019 and 2018
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Nine Months Ended September 30,		Dollar Change	% Change
	2019	2018
Revenue:
Test revenue	$147,423	$100,014	$47,409	47%
Other revenue	3,116	2,329	787	34%
Total revenue	150,539	102,343	48,196	47%
Cost of revenue	81,380	58,964	22,416	38%
Research and development	90,247	46,926	43,321	92%
Selling and marketing	87,662	55,222	32,440	59%
General and administrative	56,326	37,884	18,442	49%
Loss from operations	(165,076)	(96,653)	(68,423)	71%
Other income (expense), net	(5,572)	2,066	(7,638)	(370)%
Interest expense	(7,062)	(4,927)	(2,135)	43%
Net loss before taxes	(177,710)	(99,514)	(78,196)	79%
Income tax benefit	(12,650)	—	(12,650)	(100)%
Net loss	$(165,060)	$(99,514)	$(65,546)	66%
Revenue
The increase in total revenue of $48.2 million for the nine months ended September 30, 2019 compared to the same period in 2018 was due primarily to increased test volume. Billable test volumes increased to approximately 322,000 in the nine months ended September 30, 2019 compared to 206,000 in the same period of 2018. Average revenue per test decreased to $458 per test in the nine months ended September 30, 2019 compared to $485 per test in the comparable prior period due to changes in payer mix as well as reductions in pricing for some payers as we focus on providing genetic content at a reasonable price.
Cost of revenue
The increase in the cost of revenue of $22.4 million for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the nine months ended September 30, 2019, the number of samples accessioned increased to approximately 334,000 from approximately 216,000 for the same period in 2018. Cost per sample accessioned was $244 in the nine months ended September 30, 2019 compared to $273 for the same period in 2018. The lower cost per sample accessioned in the nine months ended September 30, 2019 was primarily attributable to increased volume, which together with automation efficiencies, resulted in lower per-sample costs for laboratory materials; labor, including the impact of efficiencies in our medical interpretation costs; and equipment depreciation partially offset by increases in amortization costs related to our inquired intangible assets.

Research and development
The increase in research and development expense of $43.3 million for the nine months ended September 30, 2019 compared to the same period in 2018 was due to the growth of the business as well as to costs related to our acquisitions of Singular Bio in June 2019 and Jungla in July 2019. The increase principally consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $45.4 million, primarily reflecting increased headcount as well as $21.2 million of stock-based compensation related to equity awards granted to new employees who joined Invitae in connection with our acquisition of Singular Bio; technology expense increased by $2.0 million primarily reflecting increased headcount; and travel-related costs increased by $0.7 million.
These cost increases were partially offset by allocations of resources from research and development to cost of revenue, resulting from increased test volumes, and allocations from other functional areas which reduced research and development expense by $2.4 million, as well as a decrease in depreciation and amortization costs by $2.2 million.
Selling and marketing
The increase in selling and marketing expense of $32.4 million for the nine months ended September 30, 2019 compared to the same period in 2018 was due primarily to the growth of the business and our increased spending on marketing initiatives and principally consisted of the following elements: personnel-related costs increased by $20.1 million reflecting increased headcount and included an increase in sales commissions of $5.9 million; a $6.1 million increase in marketing costs principally for branding initiatives and advertising; travel-related costs increased by $2.3 million; allocated technology and facilities-related expenses increased by $2.0 million; and information technology costs, including software licenses and related expenses, increased by $1.6 million.
General and administrative
The increase in general and administrative expense of $18.4 million for the nine months ended September 30, 2019 compared to the same period in 2018 was due primarily to the growth of the business and the effect of our acquisitions of Singular Bio in June 2019 and Jungla in July 2019 and principally consisted of the following elements: personnel-related costs increased by $6.4 million principally due to increased headcount; legal and accounting services increased by $4.2 million which included acquisition-related transaction costs of $2.0 million related to Singular Bio and Jungla; post-combination expense of $3.2 million and $2.9 million related to the acceleration of unvested equity in our acquisitions of Singular Bio and Jungla, respectively; professional fees increased by $2.7 million; occupancy costs increased by $2.1 million; information technology costs increased by $1.9 million due to computer equipment and software purchases to support headcount growth; and travel-related costs increased by $1.4 million.
These cost increases were partially offset by an increase of $5.1 million in allocations of technology and facilities-related expenses to other functional areas and decreases in expenses relating to collaboration and co-development agreements by $1.7 million.
Other income (expense), net
The increase in other expense, net of $7.6 million for the nine months ended September 30, 2019 compared to other income, net in the same period in 2018 was due principally to $8.9 million of debt extinguishment costs related to the settlement of our 2018 Note Purchase Agreement in September 2019 and decreases in gains on remeasurement of acquisition-related liabilities of $1.6 million offset by increases in income generated on our cash equivalents and marketable securities.
Interest expense
The increase in interest expense of $2.1 million for the nine months ended September 30, 2019 compared to the same period in 2018 was to due principally to increased borrowings under our debt facilities as compared to the prior year period, as well as $1.1 million of interest expense related to our Convertible Senior Notes.
Income tax benefit
The income tax benefit of $12.7 million recorded in the nine months ended September 30, 2019, was due to net deferred tax liabilities assumed in connection with our acquisition of Singular Bio and Jungla which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of our valuation allowance.

Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the nine months ended September 30, 2019 and 2018, we had net losses of $165.1 million and $99.5 million, respectively, and we expect to incur additional losses in the near-term future. At September 30, 2019, we had an accumulated deficit of $681.8 million. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
Since inception, our operations have been financed primarily by net proceeds from sales of our capital stock, fees collected from our customers as well as borrowing from debt facilities and the issuance of Convertible Senior Notes.
In March 2019, we sold, in an underwritten public offering, an aggregate of 10.4 million shares of our common stock at a price of $19.00 per share, for gross proceeds of $196.7 million and net proceeds of $184.5 million. During the three months ended September 30, 2019, we sold 0.8 million shares of common stock under our 2018 Sales Agreement in an "at the market" offering for aggregate proceeds of $20.2 million and net proceeds of $19.5 million.
In September 2019, we settled our Note Purchase Agreement we entered into in November 2018 pursuant to which we were eligible to borrow an aggregate principal amount up to $200.0 million over its maturity term of seven years which included an initial borrowing of $75.0 million in 2018. Also in September 2019, we issued $350.0 of aggregate principal amount of Convertible Senior Notes which bear cash interest at a rate of 2.0% per year.
At September 30, 2019 and December 31, 2018, we had $473.5 million and $131.9 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since our inception, and we expect to continue to incur losses in the near term. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2019 and fees collected from the sale of our tests will be sufficient to meet our anticipated cash requirements for the foreseeable future.
We may need additional funding to finance operations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and will determine the timing, nature and size of future financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. We also may elect to finance future acquisitions. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(97,787)	$(76,747)
Cash provided by (used in) investing activities	(9,612)	24,589
Cash provided by financing activities	462,430	141,124
Net increase in cash, cash equivalents and restricted cash	$355,031	$88,966

Cash flows from operating activities
For the nine months ended September 30, 2019, cash used in operating activities of $97.8 million principally resulted from our net loss of $165.1 million, partially offset by non-cash charges of $47.8 million for stock-based compensation, $12.7 million related to our income tax benefit generated from business combinations, $11.1 million for depreciation and amortization, and $8.9 million for debt extinguishment costs related to the settlement of our 2018 Note Purchase Agreement. The net effect on cash of changes in net operating assets was an increase of cash of $10.3 million.

For the nine months ended September 30, 2018, cash used in operating activities of $76.7 million principally resulted from our net loss of $99.5 million, partially offset by non-cash charges of $15.7 million for stock-based compensation, $10.3 million for depreciation and amortization, and $1.9 million of impairment losses related to our collaboration agreement with KEW Inc. The net effect on cash of changes in net operating assets was a use of cash of $6.4 million.
Cash flows from investing activities
For the nine months ended September 30, 2019, cash used in investing activities of $9.6 million was due to net maturities of marketable securities of $13.7 million partially offset by cash used for purchases of property and equipment of $13.5 million and net cash used to acquire Singular Bio and Jungla of $9.8 million.
For the nine months ended September 30, 2018, cash provided by investing activities of $24.6 million was due to proceeds from maturities and sales of marketable securities of $30.9 million offset by cash used for purchases of property and equipment of $4.3 million, and purchases of convertible notes related to KEW Inc. totaling $1.6 million.
Cash flows from financing activities
For the nine months ended September 30, 2019, cash provided by financing activities of $462.4 million consisted of net proceeds from the issuance of Convertible Senior Notes of $339.9 million million, net proceeds from the public offering of common stock of $204.0 million and cash received from issuances of common stock totaling $5.7 million, including cash received from exercises of stock options of $3.0 million and employee stock purchase plan purchases of $2.6 million. These cash inflows were partially offset by payments related to the settlement of our Note Purchase Agreement through repayment of loan obligations of $75.0 million and payment of debt extinguishment costs of $10.6 million, as well as finance lease payments of $1.6 million.
For the nine months ended September 30, 2018, cash provided by financing activities of $141.1 million consisted of net proceeds from the public offerings of common stock of $112.5 million, net proceeds of $19.5 million from the second term loan under the Amended 2017 Loan Agreement and cash received from issuances of common stock totaling $10.7 million, including $6.5 million received from exercises of warrants issued pursuant to the acquisition of CombiMatrix Corporation in 2017, stock option exercises of $2.6 million, and employee stock purchase plan purchases of $1.6 million. These cash inflows were partially offset by capital lease obligations payments of $1.6 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of September 30, 2019 (in thousands):

Contractual obligations:	Remainder of 2019	2020 and 2021	2022 and 2023	2024 and beyond	Total
Operating leases	$2,768	$21,313	$20,548	$28,273	$72,902
Finance leases	509	1,355	—	—	1,864
Convertible Senior Notes	—	—	—	350,000	350,000
Purchase commitments	417	4,218	52	—	4,687
Total	$3,694	$26,886	$20,600	$378,273	$429,453
See Note 8, "Commitments and contingencies" in the Notes to Condensed Consolidated Financial Statements for additional details regarding our leases, debt, Convertible Senior Notes and purchase commitments.
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $473.5 million at September 30, 2019, and consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily short-term in duration, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At September 30, 2019, a hypothetical 1% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.
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
We have incurred substantial losses since our inception. For the nine months ended September 30, 2019, our net loss was $165.1 million. For the years ended December 31, 2018, 2017 and 2016, our net losses were $129.4 million, $123.4 million and $100.3 million, respectively. At September 30, 2019, our accumulated deficit was $681.8 million. While our revenue has increased over time, we expect to continue to incur significant losses. In addition, these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may increase our operating expenses. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
With respect to our acquired businesses and any acquisitions we may make in the future, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, the loss of customers, payers, partners or suppliers following the completion of any acquisitions by us could harm our business. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. We may also need to divert cash from other uses in order to fund these integration activities and these new businesses. Ultimately, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.
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
Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our tests from most of the large commercial third-party payers in the United States, and the Centers for Medicare and Medicaid Services, or CMS, provides reimbursement for our multi-gene tests for hereditary breast and ovarian cancer-related disorders as well as colon cancer. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient, which may result in further delay or decreased likelihood of collection.
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

We expect to continue to focus our resources on increasing adoption of, and expanding coverage and reimbursement for, our current tests and any future tests we may develop or acquire. If we fail to expand and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue could be harmed and our future prospects and our business could suffer.
Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new tests and expand our operations.
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development activities and pursue and integrate acquisitions. We believe our existing cash and cash equivalents as of September 30, 2019 and revenue from sales of our tests will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the foreseeable future. We may raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
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

In addition to security risks, we also face privacy risks. While we have policies that govern our privacy practices and procedures that aim to keep our practices consistent with such policies, such procedures are not invulnerable to human error. Should we inadvertently break the privacy promises we make to patients or consumers, we could receive a complaint from an affected individual or interested privacy regulator, such as the Federal Trade Commission, or FTC, or a state Attorney General. This risk is heightened given the sensitivity of the data we collect.
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
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, and amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA. The effective date of the CCPA is January 1, 2020. On October 10, 2019, the California Attorney GEneral issued draft regulations for the CCPA. The regulations are still subject to change but are expected to be finalized by July 1, 2020. The Attorney General has stated that even though the regulations will not be finalized before the effective date of the CCPA, the Attorney GEneral may still bring enforcement actions for CCPA violations occurring after January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
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
Our business model assumes that we will be able to generate significant test volume, and we may not succeed in continuing to drive clinical adoption of our test to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. Because broad-based testing panels are relatively new, it may be more difficult or take more time for us to expand clinical adoption beyond our current customer base. In addition, clinicians in other areas of medicine may not adopt genetic testing for hereditary disease as readily as it has been adopted in hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful. A lack of or delay in clinical acceptance of broad-based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing is expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. Also, we have recently introduced our direct channel, in which we facilitate the ordering of our genetic tests by consumers through an online network of physicians. Since we have limited experience directly marketing to patients, we may not be successful in increasing demand for our tests through this new channel. Patient-initiated testing may also be perceived negatively by our existing customer base of clinicians and genetic counselors, in which case our core business could be harmed.
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
We may not be able to market or sell our current tests and any future tests we may develop or acquire effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests primarily through our internal sales force. Historically, our sales efforts have been focused primarily on hereditary cancer and more recently on reproductive health. Our efforts to sell our tests to clinicians and patients outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. We significantly increased the size of our sales force in 2017, 2018, and 2019. Our future sales will also depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We also plan to increase our consumer advertising in connection with our introduction of our direct channel to consumers, which could be costly. We have limited experience implementing these types of marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.
Outside the United States we plan to increase our direct sales personnel, in which we have limited experience and operations. We also use a limited number of distributors to assist internationally with sales, logistics, education and customer support. Sales practices utilized by our distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts are not successful outside the United States, we may not achieve significant market acceptance for our tests outside the United States, which could adversely impact our business.
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
At September 30, 2019, our total gross deferred tax assets were $131.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
In April 2019, in an effort to clarify the impact of the NCD, CMS announced that it would be re-opening the NCD. CMS requested comments on tests for germline mutations to identify those with hereditary cancer who may benefit from targeted treatments based on results of the test, and explicitly stated that all other tests are beyond the scope of the re-opening. On October 29, 2019, CMS issued a proposed update to the NCD that, if finalized, would cover an NGS-based germline test if (a) the patient has ovarian or breast cancer, clinical indications for germline (inherited) testing, risk factors for germline breast or ovarian cancer, and not previously been tested with NGS, and (b) the test is FDA-approved or cleared for use in the patient’s condition, and the results would be provided to the treating physician for management of the patient using a report template to specify treatment options. Furthermore, CMS proposes to leave coverage to local MAC discretion, regardless of whether a test is FDA-approved, FDA-cleared, or being offered as an LDT, if the patient has a diagnosis of cancer other than breast or ovarian cancer, clinical indications for germline testing, risk factors for germline cancer other than inherited breast or ovarian cancer, and not previously been testing with NGS. CMS appears to be proposing to non-cover NGS-based LDTs for germline mutations when furnished to patients with ovarian or breast cancer. The proposed update is open for public comment for 30 days, after which CMS must issue a final NCD by the end of January 2020. The extent to which CMS will finalize its current proposal - or may make changes to the NCD - is unclear at this time.
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
We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We plan to increase our direct sales and operations personnel outside the United States, in which we have limited experience. We use a limited number of independent distributors to sell our tests internationally, which requires a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.
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
Although we view current U.S. Supreme Court precedent to be aligned with our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts (such as patient genetic data) and an understanding of that fact’s implications (such as a patient’s risk of disease associated with certain genetic variations) should not be patentable, it is possible that subsequent determinations by the U.S. Supreme Court or other federal courts could limit, alter or potentially overrule current law. Moreover, from time to time the U.S. Supreme Court, other federal courts, the United States Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could run contrary to, or otherwise be inconsistent with, our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts and an understanding of that fact’s implications should not be patentable, which could result in third parties newly claiming that our business practices infringe patents drawn from categories of patents which we currently view to be invalid as directed to unpatentable subject matter. For example, the U.S. Senate Judiciary Committee, Subcommittee on Intellectual Property has held hearings in 2019 regarding a legislative proposal that would overrule current U.S. Supreme Court precedent concerning the scope of patentable subject matter. If such proposal were to be formulated as a bill and enacted into law, there could be an increase in third-party claims to patent rights over correlations between patient genetic data and its interpretation and such third parties may assert that our business practices infringe some of those resulting patent rights.
Our inability to effectively protect our proprietary technologies, including the confidentiality of our trade secrets, could harm our competitive position.
We currently rely upon trade secret protection and copyright, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, and to a limited extent patent protection, to protect our confidential and proprietary information. Although our competitors have utilized and are expected to continue utilizing similar methods and have aggregated and are expected to continue to aggregate similar databases of genetic testing information, our success will depend upon our ability to develop proprietary methods and databases and to defend any advantages afforded to us by such methods and databases relative to our competitors. If we do not protect our intellectual property adequately, competitors may be able to use our methods and databases and thereby erode any competitive advantages we may have.
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
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE, impose a number of requirements on public companies, including with respect to corporate governance practices. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in 2010, includes significant corporate governance and executive-compensation-related provisions. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.

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
During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls, our management will be unable to conclude that our internal control over financial reporting is effective. Because we will no longer be an emerging growth company as of December 31, 2019, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting for the fiscal year 2019. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in the restatement of our financial results in the future.
We will no longer be an emerging growth company as of December 31, 2019, and failure to comply with increased public company reporting requirements could make our common stock less attractive to investors.
We are an emerging growth company, as defined under the Securities Act. Given the market value of our common stock that was held by non-affiliates as of the last business day of our second fiscal quarter, we will cease to be an emerging growth company on December 31, 2019. As an emerging growth company, we have chosen to take advantage of exemptions from various reporting requirements applicable to certain other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict whether investors will find our common stock less attractive because we have chosen to rely on any of these exemptions. If investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.
Risks related to our Convertible Senior Notes
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
In September 2019, we issued $350.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2024 in a private placement.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Senior Notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
Holders of the notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted net income (loss) per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected. For example, the FASB recently published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the ‘‘if-converted’’

method. Under that method, if it is adopted, diluted net income (loss) per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the ‘‘if-converted’’ method may reduce our reported diluted net income (or further increase our diluted net loss, as the case may be) per share.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of September 30, 2019, we had outstanding approximately 96.5 million shares of our common stock, options to purchase approximately 3.6 million shares of our common stock (of which approximately 2.9 million were exercisable as of that date), outstanding restricted stock units representing approximately 8.8 million shares of our common stock (which includes an estimated number of Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio), outstanding Series A convertible preferred stock convertible into approximately 0.1 million shares of our common stock and warrants to purchase 0.6 million shares of our common stock. The foregoing does not include additional shares that may be issuable in 2019 upon the achievement of certain milestones in connection with our acquisition of Jungla or shares that may be issuable in the future in connection with the Convertible Senior Notes. In addition, up to $93.7 million of our common stock was available for sale as of September 30, 2019 pursuant to the 2018 Sales Agreement, as amended. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2019, we issued an aggregate of 1,365,567 shares of our common stock upon the closing of the Jungla transaction. The issuance was in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.
ITEM 6.  Exhibits.

Exhibit Number	Description

2.1+
Stock Purchase and Merger Agreement, dated as of July 11, 2019, by and among Invitae Corporation, Jumanji, LLC, Jungla Inc., and Fortis Advisors LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

4.1
Indenture dated as of September 10, 2019, between Invitae Corporation and U.S. Bank National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 11, 2019).

10.1
Form of Registration Rights Agreement by and among Invitae Corporation and certain stockholders of Jungla Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Date: November 6, 2019