Form 10-K
period 2019-12-31
Invitae Corp
filed 2020-03-02
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes  ☐ No  ☒
As of June 28, 2019, the aggregate market value of common stock held by non‑affiliates of the Registrant was approximately $2.1 billion, based on the closing price of the common stock as reported on The New York Stock Exchange for that date.
The number of shares of the registrant’s Common Stock outstanding as of February 24, 2020 was 98,961,385.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2020 Annual Meeting of Stockholders.

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
Overview
Combining genetic testing services that support patient care throughout life’s journey – from inherited disease diagnosis, to family planning, to proactive health screening – with a unique, rapidly expanding network of patients, healthcare providers, biopharma and advocacy partners, Invitae is capturing the broad potential of genetics and helping to expand its use across the healthcare continuum. Through the custom design and application of automation, robotics and bioinformatics software solutions tailored to the complexity of sample processing and complex variant interpretation, Invitae can apply its world-class clinical expertise to medical interpretation at scale, simplifying the process of obtaining and utilizing affordable, high-quality genetic information to inform critical healthcare decisions while making genetic testing available for billions of people.
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
As our market share grows, we expect that our business will grow in three stages:

1)
Genetic testing: making genetic testing more affordable and more accessible with fast turnaround time. We believe that there is a significant market opportunity for high-volume, low-cost genetic testing that allows us to serve a large number of customers. We launched our first commercial offering in November 2013 with an offering of approximately 200 genes, growing the test menu over time to include more than 20,000 genes to help diagnose disease, inform family planning, and serve healthy individuals. In 2019, we accessioned approximately 482,000 samples and generated revenue of $216.8 million reflecting an approximate 59% and 47% increase over 2018 volume and revenue, respectively. In 2019, we achieved gross profit of $98.7 million, compared to $67.6 million in 2018. In support of our efforts to reduce the cost per test, expand our test menu, and develop a scalable laboratory infrastructure, we incurred research and development expenses of $141.5 million, $63.5 million and $46.5 million in 2019, 2018, and 2017, respectively, and selling and marketing expenses of $122.2 million, $74.4 million, and $53.4 million in 2019, 2018, and 2017, respectively.

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

In addition to investing in informatics solutions and infrastructure to support network development, we have been expanding our partnerships with biopharmaceutical companies, including Alnylam Pharmaceuticals, Inc., Biogen Inc., BioMarin Pharmaceutical Inc., Horizon Pharma USA, Inc., MyoKardia, Inc., Spark Therapeutics, Inc., and others to support accelerating patient diagnosis, clinical trial recruitment and other research-related initiatives. Our biopharmaceutical industry partnerships are complemented by partnerships with leading health systems, executive health programs and leading research institutions, including the Geisinger Health System, the Mayo Clinic, Memorial Sloan Kettering Cancer Center, MedCan, and Stanford Health Care, among others.

3)
Genome management: building a secure and trusted genome management infrastructure. By generating and storing large amounts of individualized genetic information for every patient sample, we believe we can create value over the course of disease or lifetime of a customer.

Competition
Our competitors include companies that offer molecular genetic testing services, including specialty and reference laboratories that offer traditional single and multi-gene tests. Principal competitors include companies such as Ambry Genetics, a subsidiary of Konica Minolta Inc.; Athena Diagnostics and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated; Baylor-Miraca Genetics Laboratories; Centogene AG; Color Genomics, Inc.; Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P.; Cooper Surgical, Inc.; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; GeneDx, a subsidiary of OPKO Health, Inc.; Integrated Genetics, Sequenom Inc., Correlagen, and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings; Myriad Genetics, Inc.; Natera, Inc.; Perkin Elmer, Inc.; PreventionGenetics, LLC; Progenity, Inc.; and Sema4 Genomics; as well as other commercial and academic labs. In addition, there are a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness, including Illumina, Inc. which is also one of our suppliers. In addition to the companies that currently offer traditional genetic testing services and research centers, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
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

Regulation
Reimbursement
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA (as amended by the Further Consolidated Appropriations Act, 2020) and its implementing regulations, laboratories that realize at least $12,500 in Medicare Clinical Laboratory Fee Schedule, or CLFS, revenues during the six month reporting period and that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule must report, beginning in 2017, and then in 2021 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. We do not believe that our tests meet the current definition of advanced diagnostic laboratory tests, and therefore believe we are required to report private payer rates for our tests on an every three years basis starting next in 2021. CMS uses the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume‑weighted median of the private payer payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.
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
The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of 2021 through 2023 (with a second round of private payer rate reporting in 2021 to establish rates for 2022 through 2024).
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
PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA‑cleared or approved tests as well as advanced diagnostic laboratory tests. The American Medical Association has created a new section of billing codes, Proprietary Laboratory Analyses (PLA), to facilitate implementation of this section of PAMA. These codes may apply to one or more of our tests if we apply for PLA coding.
In March 2018, CMS published a national coverage determination, or NCD, for next generation sequencing, or NGS tests for somatic (acquired) cancer testing. CMS subsequently updated this NCD in January 2020 to address coverage for NGS tests for germline (inherited) cancer testing and to clarify certain aspects of Medicare’s coverage of NGS for somatic cancer testing. For somatic cancer testing, the updated NCD establishes full coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays that report results using report templates that specify treatment options when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stage III or IV cancer) who have not have previously been tested with the same test using NGS for the same cancer genetic content, and have decided to seek further cancer treatment. The NCD also gives MACs the authority to establish local coverage for NGS-based somatic cancer assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria. It appears that NGS-based somatic cancer tests provided for patients with cancer that do not meet the above-referenced criteria - e.g., patients with earlier stage cancers - are nationally non-covered under the NCD.

Effective January 27, 2020, the NCD also establishes full coverage for FDA-approved or FDA-cleared NGS-based germline tests that report results using report templates that specify treatment options when ordered by the patient’s treating physician for patients with ovarian or breast cancer, a clinical indication for germline testing for hereditary breast or ovarian cancer, and a risk factor for germline breast or ovarian cancer, provided the patient has not previously been tested with the same germline test using NGS for the same germline genetic content. The NCD also gives MACs the authority to establish local coverage for NGS-based germline tests for ovarian or breast cancer that are not FDA-approved or FDA-cleared, as well as for NGS-based tests for any other cancer diagnosis (regardless of the test’s FDA regulatory status) when offered to patients meeting the above-referenced criteria for germline testing. Since we already have local coverage for our germline tests for ovarian and breast cancer, we believe that the NCD will not have a material impact on which of our tests will be reimbursable by CMS for Medicare patients.
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
Laboratory licensure requirements
We are required to maintain in-state licenses to conduct testing in California. California laws establish standards for day‑to‑day operations of our laboratories in San Francisco and Irvine. Such laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratories. If our clinical reference laboratories are out of compliance with California standards, the California Department of Health Services, or DHS, may suspend, restrict or revoke our licenses to operate our clinical reference laboratories, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business. We maintain current licenses in good standing with DHS. However, we cannot provide assurance that DHS will at all times in the future find us to be in compliance with all such laws.
Several states require the licensure of out‑of‑state laboratories that accept specimens from those states. Our laboratories hold the required out‑of‑state laboratory licenses for Maryland, New York, Pennsylvania, and Rhode Island.
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
HIPAA and state privacy, security and breach notification laws
Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the U.S. Department of Health and Human Services issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information used or disclosed by covered entities, including health care providers and their respective business associates, including the business associates’ subcontractors. Four principal regulations with which we are required to comply have been issued in final form under HIPAA and HITECH: privacy regulations, security regulations, the breach notification rule, and standards for electronic transactions, which establish standards for common healthcare transactions.
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
The HIPAA privacy, security, and breach notification regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information or insofar as such state laws apply to personal information that is broader in scope than protected health information as defined under HIPAA. Massachusetts, for example, has a state law that protects the privacy and security of personal information of Massachusetts residents. In addition, every U.S. state has a data breach notification law that requires entities to report certain security incidents to affected consumers and, in some instances, state regulators and consumer reporting agencies. Many states also have laws or regulations that specifically apply to genetic testing and genetic information and are more stringent than the standards under HIPAA. These state genetic information privacy laws include specific informed consent requirements for the conduct of genetic testing and restrict the collection, use, disclosure, or retention of genetic information. Failure to comply with applicable state laws that impose privacy, security, or breach notification requirements for genetic or other personal information could result in civil or criminal penalties, administrative actions, or private causes of action by patients, and adversely affect our business, results of operations and reputation.
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
In addition to the FTC Act, most U.S. states have unfair and deceptive acts and practices statutes, or UDAP statutes, that substantially mirror the FTC Act and have been applied in the privacy and data security context. These vary in substance and strength from state to state. Many have broad prohibitions against unfair and deceptive acts and practices, while New York’s UDAP statute, for instance, is currently limited to only deceptive acts and practice. These statutes generally allow for private rights of action and are enforced by the states’ Attorneys General.
California Consumer Privacy Act
The California Consumer Privacy Act, or CCPA, is a comprehensive consumer privacy law that took effect on January 1, 2020, and regulates how certain for-profit businesses that do business in California collect, use, and disclose the personal information of consumers who reside in California. Among other things, the CCPA confers to California consumers the right to receive notice of the categories of personal information to be collected by a business, how the business will use and share the personal information, and the third parties who will receive the personal information; the rights to access, delete, or transfer personal information; and the right to receive equal service and pricing from a business after exercising a consumer right granted by the CCPA. In addition, the CCPA allows California consumers the right to opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure.
The California Attorney General has authority to enforce the CCPA and its implementing regulations against covered businesses beginning on July 1, 2020. The CCPA provides for civil penalties for violations, as well as private right of action for data breaches that result from a business’ failure to implement reasonable security procedures.
Privacy and data protection laws
There are a growing number of jurisdictions all over the world that have privacy and data protection laws. These laws are typically triggered by a company’s establishment or physical location in the jurisdiction, data processing activities that take place in the jurisdiction, and/or the processing of personal information about individuals located in that jurisdiction. Certain international privacy and data protection laws, such as those in the European Union, can be more restrictive and prescriptive than those in the U.S., while other jurisdictions can have laws less restrictive or prescriptive than those in the U.S. Enforcement of these laws vary from jurisdiction to jurisdiction, with a variety of civil or criminal penalties, or private rights of action.
The European Union’s General Data Protection Regulation, or GDPR, took effect on May 25, 2018. The GDPR extraterritorially applies to a business outside the European Union that offers goods or services to, or monitors the behavior of individuals who are located in the European Union. The GDPR imposes strict requirements on controllers and processors of personal data, including enhanced protections for “special categories” of personal data, which includes sensitive information such as health and genetic information of data subjects in the European Union. The GDPR also grants individuals various rights in relation to their personal data including the rights of access, rectification, objection to certain processing and deletion. The GDPR provides an individual with an express right to seek legal remedies if the individual believes his or her rights have been violated. Failure to comply with the requirements of the GDPR or the related national data protection laws of the member states of the European Union, which may deviate from or be more restrictive than the GDPR, may result in significant administrative fines issued by European Union regulators.

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
Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have knowingly presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or for a claim that is false or fraudulent. This law also prohibits the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for items or services reimbursable by Medicare or a state healthcare program. There are several exceptions to the prohibition on beneficiary inducement.
The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs, to include private insurance (i.e., it is an “all payer” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. The law includes a limited number of exceptions, some of which closely align with corresponding Anti-Kickback Statute exceptions and safe harbors and others that materially differ.
We are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. In Europe various countries have adopted anti‑bribery laws providing for severe consequences, in the form of criminal penalties and/or significant fines, for individuals and/or companies committing a bribery offence. Violations of these anti‑bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which went into effect in July 2011, a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under the new regime, an individual found in violation of the Bribery Act 2010, faces imprisonment of up to ten years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.
Physician referral prohibitions
A federal law directed at “self‑referrals,” commonly known as the “Stark Law,” prohibits a physician from referring a patient to an entity for certain Medicare-covered designated health services, including laboratory services, if the physician, or an immediate family member, has a financial relationship with the entity, unless an exception applies. The Stark Law also prohibits an entity from billing for services furnished pursuant to a prohibited referral. A physician or entity that engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $172,137 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to civil monetary penalties of up to $25,820 per service, an assessment of up to three times the amount claimed and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by Medicare, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that apply to services covered by other third-party payers. The Stark Law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral. This provision of the Stark Law has not been implemented by regulations, but some courts have held that the submission of claims to Medicaid that would be prohibited as self‑referrals under the Stark Law for Medicare could implicate the False Claims Act.
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

Trade secrets
In addition to seeking patent protection for some of our laboratory, analytic and business practices, we also rely on trade secrets, including unpatented know‑how, technology and other proprietary information, to maintain and develop our competitive position. We have developed proprietary procedures for both the laboratory processing of patient samples and the analysis of the resulting data to generate clinical reports. For example, we have automated aspects of our processes for curating information about known variants, identifying variants in an individual’s sequence information, associating those variants with known information about their potential effects on disease, and presenting that information for review by personnel responsible for its interpretation and for the delivery of test reports to clinicians and patients. We try to protect these trade secrets, in part, by taking reasonable steps to keep them confidential. This includes entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees and certain third parties. We also enter into invention or patent assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we may not enter into such agreements with all relevant parties, and these parties may not abide by the terms of their agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy or independently develop and commercially exploit aspects of our technology or obtain and use information that we regard as proprietary.
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
Raw materials and suppliers
We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Illumina, Inc., Integrated DNA Technologies Incorporated, Roche Holdings Ltd. and Twist Bioscience Corporation for certain laboratory reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We believe that there are only a few other manufacturers that are currently capable of supplying and servicing the equipment necessary for our laboratory operations, including sequencers and various associated reagents. The use of equipment or materials provided by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate our tests. We cannot be certain that we will be able to secure alternative equipment, reagents and other materials, or bring such equipment, reagents and materials on line and revalidate them without experiencing interruptions in our workflow. If we encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and reagents we require for our tests, our business and reputation could be adversely affected.
Customer concentration and seasonality
We receive payment for our tests from partners, patients, institutional customers and third-party payers. As of December 31, 2019, substantially all our revenue has been derived from test reports generated from our assays. See information regarding our customer concentration in Note 2, “Summary of significant accounting policies” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

We have historically experienced higher revenue in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal demand of our tests from patients who have met their annual insurance deductible. However, changes in our payer mix might cause these historical seasonal patterns to be different than future patterns of revenue or financial performance.
Employees
We had approximately 1,300 employees as of December 31, 2019.
Information about our Executive Officers
The names of our executive officers and other corporate officers, and their ages as of February 28, 2020, are as follows:

Name	Age	Position
Executive officers
Sean E. George, Ph.D.	46	President, Chief Executive Officer, Director and Co-Founder
Lee Bendekgey	62	Chief Operating Officer
Thomas R. Brida	49	General Counsel and Secretary
Shelly D. Guyer	59	Chief Financial Officer
Robert L. Nussbaum, M.D.	70	Chief Medical Officer
Katherine A. Stueland	44	Chief Commercial Officer
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
Shelly D. Guyer has served as our Chief Financial Officer since June 2017. Ms. Guyer served as Chief Financial Officer of Veracyte, Inc., a genomic diagnostics company, from April 2013 to December 2016 and served as Veracyte’s Secretary from April 2013 to March 2014. Previously, she served as Chief Financial Officer and Executive Vice President of Finance and Administration of iRhythm Technologies, Inc., a digital healthcare company, from April 2008 to December 2012. From March 2006 to August 2007, Ms. Guyer served as Vice President of Business Development and Investor Relations of Nuvelo, Inc., a biopharmaceutical company. Prior to joining Nuvelo, Ms. Guyer worked at J.P. Morgan Securities and its predecessor companies for over 17 years, serving in a variety of roles including in healthcare investment banking. Ms. Guyer currently serves as a director of

NGM Biopharmaceuticals, Inc., a publicly held biopharmaceutical company. Ms. Guyer holds an A.B. in Politics from Princeton University and an M.B.A. from the Haas School of Business at the University of California Berkeley.
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
We have incurred substantial losses since our inception. For the years ended December 31, 2019, 2018 and 2017, our net losses were $242.0 million, $129.4 million and $123.4 million, respectively. At December 31, 2019, our accumulated deficit was $758.7 million. While our revenue has increased over time, we expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $141.5 million, $63.5 million and $46.5 million in 2019, 2018, and 2017, respectively, and selling and marketing expenses of $122.2 million, $74.4 million, and $53.4 million in 2019, 2018, and 2017, respectively. We expect these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may also increase our operating expenses. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
As part of our business strategy, we have pursued and expect to continue to pursue acquisitions of complementary businesses or assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. As an organization, we have limited experience with respect to acquisitions as well as the formation of strategic alliances and joint ventures.
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
In the second quarter of 2019, we acquired Singular Bio, Inc., to assist in lowering the costs of our NIPS offering, in July 2019, we acquired Jungla Inc. to further enhance our genetic variant interpretation and the quality of results we deliver and in November 2019, we acquired Clear Genetics, Inc. to expand our ability to scale and deliver genetic information.
With respect to our acquired businesses and any acquisitions we may make in the future, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, as we experienced in the past, the loss of customers, payers, partners or suppliers following the completion of any acquisitions by us could harm our business. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. We may also need to divert cash from other uses in order to fund these integration activities and these new businesses. Ultimately, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.
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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development and selling and marketing activities and pursue and integrate acquisitions. We believe our existing cash and cash equivalents as of December 31, 2019 and revenue from sales of our tests will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the foreseeable future. We may raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•
dozens of relatively specialized competitors focused on inherited clinical genetics and gene sequencing, such as Ambry Genetics, a subsidiary of Konica Minolta Inc.; Athena Diagnostics and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated; Baylor-Miraca Genetics Laboratories; Centogene AG; Color Genomics, Inc.; Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P.; Cooper Surgical, Inc.; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; GeneDx, a subsidiary of OPKO Health, Inc.; Integrated Genetics, Sequenom Inc., Correlagen, and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings; Myriad Genetics, Inc.; Natera, Inc.; Perkin Elmer, Inc.; PreventionGenetics, LLC; Progenity, Inc.; and Sema4 Genomics;

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
Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. We will likely need to continue expanding our sales force to facilitate our growth, and we may have difficulties locating, recruiting, training and retaining sales personnel. Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. As we grow, any failure of our controls or interruption of our production facilities or systems could have a negative impact on our business and financial operations. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. Future growth in our business could also make it difficult for us to maintain our corporate culture. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
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
Our business model assumes that we will be able to generate significant test volume, and we may not succeed in continuing to drive adoption of our tests to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. Because broad-based testing panels are relatively new, it may be more difficult or take more time for us to expand clinical adoption beyond our current customer base. In addition, clinicians in other areas of medicine may not adopt genetic testing for hereditary disease as readily as it has been adopted in hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful. A lack of or delay in clinical acceptance of broad-based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing is expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. Also, we have recently introduced our direct channel, in which we facilitate the ordering of our genetic tests by consumers through an online network of physicians. Since we have limited experience directly marketing to patients, we may not be successful in increasing demand for our tests through this new channel. Patient-initiated testing may also be perceived negatively by our existing customer base of clinicians and genetic counselors, in which case our core business could be harmed.
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
We may not be able to market or sell our current tests and any future tests we may develop or acquire effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests primarily through our internal sales force. Historically, our sales efforts have been focused primarily on hereditary cancer and more recently on reproductive health. Our efforts to sell our tests to clinicians and patients outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. We significantly increased the size of our sales force in 2017, 2018, and 2019. Our future sales will also depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We also plan to continue to increase our consumer advertising in connection with our introduction of our direct channel to consumers, which could be costly. We have limited experience implementing these types of marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.
Outside the United States we are increasing our direct sales personnel; however, we have limited experience selling and operating internationally. We also use a limited number of distributors to assist internationally with sales, logistics, education and customer support. Sales practices utilized by our distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts are not successful outside the United States, we may not achieve significant market acceptance for our tests outside the United States, which could adversely impact our business.
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
If our laboratories in California become inoperable due to disasters, health epidemics or for any other reasons, we will be unable to perform our tests and our business will be harmed.
We perform all of our tests at our production facilities in San Francisco and Irvine, California. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent coronavirus, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the substantial majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
We face risks related to health epidemics which could adversely affect our business and results of operations.
Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of our laboratories or the facilities of our suppliers or customers, which could impact our test volume and results of operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our tests and likely impact our results of operations.
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
Technical problems have arisen, and may arise in the future, in connection with our data and systems, including those that are hosted by third-party providers, which have in the past and may in the future result in interruptions in our business and operations. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.
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

•	failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;

•	logistics and regulations associated with shipping samples, including infrastructure conditions, customs and transportation delays;

•	limits on our ability to penetrate international markets if we do not to conduct our tests locally;

•
natural disasters, including the recent and ongoing outbreak and spreading of Coronavirus, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.

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
At December 31, 2019, our total gross deferred tax assets were $204.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
Our operations are subject to other extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•
HIPAA, which establishes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions;

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

•	EKRA, which prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories and reaches beyond federal health care programs, to include private insurance;

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

•
the federal false claims law, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the Affordable Care Act required each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and applied to sales of taxable medical devices from January 1, 2013 through December 31, 2015. The excise tax was suspended from January 1, 2016 to December 31, 2019 and was repealed as of January 1, 2020 by the Further Consolidated Appropriations Act of 2020. Policy changes or implementation of new health care legislation could result in significant changes to health care systems. In the United States, this could include potential modification or repeal of all or parts of the Affordable Care Act.
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA (as amended by the Further Consolidated Appropriations Act, 2020) and its implementing regulations, clinical laboratories must report to CMS private payer rates beginning in 2017, and then in 2021 and every three years thereafter for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests and every year for advanced diagnostic laboratory tests.

We do not believe that our tests meet the definition of advanced diagnostic laboratory tests, but in the event that we seek designation for one or more of our tests as an advanced diagnostic laboratory test and the tests are determined by CMS to meet these criteria or new criteria developed by CMS, we would be required to report private payer data for those tests annually. Otherwise, we will be required to report private payer rates for our tests on an every three years basis starting in 2021. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties.
As set forth in the PAMA final rule, for tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of 2021 through 2023 (with a second round of private payer rate reporting in 2021 to establish rates for 2022 through 2024).
PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The CPT® Editorial Panel approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA, but these codes would apply to our tests only if we apply for such codes.
In March 2018, CMS published a national coverage determination, or NCD, for next generation sequencing, or NGS tests for somatic (acquired) cancer testing. CMS subsequently updated this NCD in January 2020 to address coverage for NGS tests for germline (inherited) cancer testing and to clarify certain aspects of Medicare’s coverage of NGS for somatic cancer testing. For somatic cancer testing, the updated NCD establishes full coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays that report results using report templates that specify treatment options when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stage III or IV cancer) who have not have previously been tested with the same test using NGS for the same cancer genetic content, and have decided to seek further cancer treatment. The NCD also gives MACs the authority to establish local coverage for NGS-based somatic cancer assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria. It appears that NGS-based somatic cancer tests provided for patients with cancer that do not meet the above-referenced criteria - e.g., patients with earlier stage cancers - are nationally non-covered under the NCD.
Effective January 27, 2020, the NCD also establishes full coverage for FDA-approved or FDA-cleared NGS-based germline tests that report results using report templates that specify treatment options when ordered by the patient’s treating physician for patients with ovarian or breast cancer, a clinical indication for germline testing for hereditary breast or ovarian cancer, and a risk factor for germline breast or ovarian cancer, provided the patient has not previously been tested with the same germline test using NGS for the same germline genetic content. The NCD also gives MACs the authority to establish local coverage for NGS-based germline tests for ovarian or breast cancer that are not FDA-approved or FDA-cleared, as well as for NGS-based tests for any other cancer diagnosis (regardless of the test’s FDA regulatory status) when offered to patients meeting the above-referenced criteria for germline testing. Since we already have local coverage for our germline tests for ovarian and breast cancer, we believe that the NCD will not have a material impact on which of our tests will be reimbursable by CMS for Medicare patients.
We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act and the expansion of the federal and state governments’ role in the U.S. healthcare industry as well as changes to the reimbursement amounts paid by payers for our tests and future tests or our medical procedure volumes may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Notably, Congress enacted legislation in 2017 that eliminated the Affordable Care Act’s “individual mandate” beginning in 2019, which may significantly impact the number of covered lives participating in exchange plans. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance on patients for clinical laboratory tests reimbursed under the clinical laboratory fee schedule, which would increase our billing and collecting costs and decrease our revenue.

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
We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are increasing our direct sales and operations personnel outside the United States, in which we have limited experience. We use a limited number of independent distributors to sell our tests internationally, which requires a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.
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
Although we view current U.S. Supreme Court precedent to be aligned with our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts (such as patient genetic data) and an understanding of that fact’s implications (such as a patient’s risk of disease associated with certain genetic variations) should not be patentable, it is possible that subsequent determinations by the U.S. Supreme Court or other federal courts could limit, alter or potentially overrule current law. Moreover, from time to time the U.S. Supreme Court, other federal courts, the United States Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could run contrary to, or otherwise be inconsistent with, our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts and an understanding of that fact’s implications should not be patentable, which could result in third parties newly claiming that our business practices infringe patents drawn from categories of patents which we currently view to be invalid as directed to unpatentable subject matter. For example, the U.S. Senate Judiciary Committee, Subcommittee on Intellectual Property held hearings in 2019 regarding a legislative proposal that would overrule current U.S. Supreme Court precedent concerning the scope of patentable subject matter. Our President and Chief Executive Officer, Sean George, appeared before this subcommittee. If such proposal were to be formulated as a bill and enacted into law, there could be an increase in third-party claims to patent rights over correlations between patient genetic data and its interpretation and such third parties may assert that our business practices infringe some of those resulting patent rights.
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
We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. In this regard, we have applied, and we intend to continue applying, for patents covering such aspects of our technologies as we deem appropriate. However, we expect that potential patent coverage we may obtain will not be sufficient to prevent substantial competition. In this regard, we believe it is probable that others will independently develop similar or alternative technologies or design around those technologies for which we may obtain patent protection. In addition, any patent applications we file may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship or ownership may also arise. Any finding that our patents or applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. If we initiate lawsuits to protect or enforce our patents, or litigate against third-party claims, which would be expensive, and, if we lose, we may lose some of our intellectual property rights. Furthermore, these lawsuits may divert the attention of our management and technical personnel.
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
During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls, our management will be unable to conclude that our internal control over financial reporting is effective. Because we were no longer be an emerging growth company as of December 31, 2019, our independent registered public accounting firm was required to issue an attestation report on the effectiveness of our internal control over financial reporting for the fiscal year 2019. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
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
The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;

•	competition from existing tests or new tests that may emerge;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	issuance of new or updated research or reports by securities analysts or changed recommendations for our stock;

•	our focus on long-term goals over short-term results;

•	the timing and magnitude of our investments in the growth of our business;

•	actual or anticipated changes in regulatory oversight of our business;

•	additions or departures of key management or other personnel;

•	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;

•	changes in reimbursement by current or potential payers;

•	general economic and market conditions; and

•	issuances of significant amounts of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of December 31, 2019, we had outstanding approximately 98.8 million shares of our common stock, options to purchase approximately 3.5 million shares of our common stock (of which approximately 3.0 million were exercisable as of that date), outstanding restricted stock units representing approximately 8.9 million shares of our common stock (which includes an estimated number of Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio), outstanding Series A convertible preferred stock convertible into approximately 0.1 million shares of our common stock and warrants to purchase 0.6 million shares of our common stock. The foregoing does not include additional shares that may be issuable in 2020 upon the achievement of certain milestones in connection with our acquisition of Jungla or shares that may be issuable in the future in connection with the Convertible Senior Notes. In addition, up to $93.7 million of our common stock was available for sale as of December 31, 2019 pursuant to our at the market sales agreement. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
We also lease approximately 75,000 square feet of additional office and laboratory space in California, Massachusetts and New York.
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
As of February 24, 2020, there were 62 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Stock performance graph
The following information shall not be deemed to be soliciting material or to be filed with the SEC, or subject to Regulations 14A or 14C under the Securities Exchange Act of 1934, or Exchange Act, or to the liabilities of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
_________________________________________________________________

(*)
The above graph shows the cumulative total stockholder return of an investment of $100 in cash from February 12, 2015 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2019 for: (i) our common stock; (ii) the S&P 500 Index; and (iii) the S&P 500 Healthcare Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to be forecasts or indicative of future stockholder returns.

	2/12/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Invitae Corporation	$100.00	$48.15	$46.57	$53.26	$64.87	$94.60
S&P 500	$100.00	$97.87	$107.20	$128.02	$120.03	$154.70
S&P 500 Healthcare Index	$100.00	$102.41	$97.94	$117.53	$123.05	$146.03

ITEM 6.     Selected Financial Data.
The information set forth below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2019 and 2018 and the selected consolidated statements of operations data for each of the years ended December 31, 2019, 2018, and 2017 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2017, 2016 and 2015 and the selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2019 (1,3)	2018 (4)	2017 (1)	2016	2015
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Test revenue	$212,473	$144,560	$65,169	$24,840	$8,378
Other revenue	4,351	3,139	3,052	208	—
Total revenue	216,824	147,699	68,221	25,048	8,378
Costs and operating expenses:
Cost of revenue (5)	118,103	80,105	50,142	27,878	16,523
Research and development (5)	141,526	63,496	46,469	44,630	42,806
Selling and marketing (5)	122,237	74,428	53,417	28,638	22,479
General and administrative (5)	79,070	52,227	39,472	24,085	16,047
Total costs and operating expenses	460,936	270,256	189,500	125,231	97,855
Loss from operations	(244,112)	(122,557)	(121,279)	(100,183)	(89,477)
Other income (expense), net	(3,891)	(2,568)	(303)	348	(94)
Interest expense	(12,412)	(7,030)	(3,654)	(421)	(211)
Net loss before taxes	(260,415)	(132,155)	(125,236)	(100,256)	(89,782)
Income tax benefit	(18,450)	(2,800)	(1,856)	—	—
Net loss	$(241,965)	$(129,355)	$(123,380)	$(100,256)	$(89,782)
Net loss per share, basic and diluted (6)	$(2.66)	$(1.94)	$(2.65)	$(3.02)	$(3.18)
Shares used in computing net loss per share, basic and diluted	90,859	66,747	46,512	33,176	28,213

	As of December 31,
	2019 (1,2,3)	2018 (4)	2017 (1)	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$151,389	$112,158	$12,053	$66,825	$73,238
Marketable securities	240,436	13,727	52,607	25,798	53,780
Working capital	360,538	129,127	53,294	87,047	120,433
Total assets	781,601	282,959	211,078	130,651	156,676
Lease obligations	50,071	3,312	5,412	1,575	3,164
Debt	—	74,477	39,084	12,102	7,040
Convertible senior notes, net	268,755	—	—	—	—
Total liabilities	401,961	121,120	89,284	31,577	18,300
Accumulated deficit	(758,677)	(516,712)	(398,598)	(275,218)	(174,962)
Total stockholders' equity	379,640	161,839	121,794	99,074	138,376

___________________________________________________________________
(1)In 2019 we completed the acquisition of three businesses and in 2017 we completed the acquisition of four businesses, all of which are included in our selected consolidated financial data as of each acquisition date.
(2)On January 1, 2019, we adopted Accounting Standards Codification, or ASC, Topic 842 using the modified retrospective transition method which required the recognition of operating and finance lease right-of-use assets and operating lease liabilities to be recognized on our consolidated balance sheets. Prior period amounts are presented as originally reported based upon the accounting standards in effect for those periods.
(3)In September 2019, we issued $350.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2024 and also settled our previous debt obligations which resulted in the recognition of $8.9 million of debt extinguishment costs.
(4)On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective transition method. Prior period amounts are presented as originally reported based upon the accounting standards in effect for those periods.
(5)Includes employee stock‑based compensation as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cost of revenue	$4,563	$2,960	$2,093	$1,353	$368
Research and development	52,450	7,017	6,158	4,976	1,545
Selling and marketing	7,641	4,887	3,956	1,709	688
General and administrative	11,294	5,986	7,014	2,661	876
Total stock-based compensation	$75,948	$20,850	$19,221	$10,699	$3,477

See Note 4, "Business combinations," and Note 10, "Stock Incentive Plans," in our audited consolidated financial statements included elsewhere in this report for further information regarding our stock-based compensation, including inducement awards granted to new employees who joined Invitae in connection with our acquisition of Singular Bio, Inc in June 2019.

(6)See Note 2, "Summary of significant accounting policies," and Note 12, "Net loss per share," in our audited consolidated financial statements included elsewhere in this report for an explanation of the calculations of our basic and diluted net loss per share.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in Item 8 of this report. Historic results are not necessarily indicative of future results.
Business overview
We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and completed our entry into prenatal and perinatal genetic testing. In the first quarter of 2019, we expanded our reproductive offering by introducing our Non-invasive Prenatal Screen ("NIPS") and in the second quarter of 2019, we acquired Singular Bio, Inc. ("Singular Bio") to assist in lowering the costs of this offering. Also in June 2019, we launched a direct channel to consumers to increase accessibility to our testing platform. In July 2019, we acquired Jungla Inc. ("Jungla") to further enhance our genetic variant interpretation and the quality of results we deliver. In November 2019, we acquired Clear Genetics, Inc. ("Clear Genetics") to expand our ability to scale and deliver genetic information.
We have experienced rapid growth. For the years ended December 31, 2019, 2018 and 2017, our revenue was $216.8 million, $147.7 million and $68.2 million, respectively and we incurred net losses of $242.0 million, $129.4 million and $123.4 million, respectively. At December 31, 2019, our accumulated deficit was $758.7 million. To meet the demands of scaling our business, we increased our number of employees to approximately 1,300 at December 31, 2019 from approximately 800 on December 31, 2018. Our sales force grew to approximately 230 at December 31, 2019 from approximately 130 at December 31, 2018. We expect headcount will continue to increase as we add staff to support anticipated growth.
Sales of our tests have grown significantly. In 2019, 2018 and 2017, we generated approximately 469,000, 292,000 and 145,000 billable tests, respectively. Through December 31, 2019, approximately 34% of the billable tests we performed have been billable to institutions and patients, and the remainder have been billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient which may result in further delay in payment for these tests.
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
Success obtaining and maintaining reimbursement
Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 295 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.
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
We expect to continue to focus our resources on increasing adoption of, and expanding coverage and reimbursement for, our current tests, tests provided by companies we acquire and any future tests we may develop. However, if we are not able to continue to obtain and maintain adequate reimbursement from third-party payers, institutions and partners for our testing services and expand the base of clinicians and patients ordering our tests, we may not be able to effectively increase the number of billable tests or our revenue.
Ability to lower the costs associated with performing our tests
Reducing the costs associated with performing our genetic tests is both a focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improve how we manage our materials, port some tests onto a next generation sequencing platform and negotiate favorable terms for our materials purchases. Our acquisition of Singular Bio is a component of this objective and we expect the technology acquired in this transaction, once developed, to help decrease the costs associated with our NIPS offering. We also intend to continue to design and implement hardware and software tools that are designed to reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test. Finally, we will need to reduce our costs of providing tests internationally to enable us to expand more rapidly outside of the United States.
Ability to expand our genetic content
Our focus on reducing the average cost per test will have a countervailing force — increasing the number of tests we offer and the content of each test. We intend to continue to expand our test menus by steadily releasing additional genetic content for the same or lower prices per test, ultimately leading to affordable whole genome services. The breadth and flexibility of our offering will be a critical factor in our ability to address new markets, including internationally, for genetic testing services. Both of these, in conjunction with our continued focus on strategic partnerships, will be important to our ability to continue to grow the volume of billable tests we deliver.
Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our customers' experience, and expand the functionality of our website. We will incur costs related to marketing and branding as we spread our initiatives beyond our current customer base and focus on providing access to customers through our website. We plan to hire additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facilities in San Francisco and Irvine to accommodate growth and as we expand internationally. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business.
How we recognize revenue
We generally recognize revenue on an accrual basis, which is when a customer obtains control of the promised goods or services, typically a test report. Accrual amounts recognized are based on estimates of the consideration that we expect to receive and such estimates are adjusted and subsequently recorded until fully settled. Changes to such estimates may increase or decrease revenue recognized in future periods. Revenue from our tests may not be equal to billed amounts due to a number of factors, including differences in reimbursement rates, the amounts of patient copayments, the existence of secondary payers and claim denials.
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
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and patients and includes expenses for materials and supplies, personnel-related costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation, amortization of acquired intangibles, and utilities. Costs associated with performing our test are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform. However, we expect that the cost per test will decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions. These expected reductions will be offset by new tests which often have a higher cost per test during the introductory phases before we are able to gain efficiencies. The cost per test may fluctuate from quarter to quarter.
Operating expenses
Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.
Research and development
Research and development expenses represent costs incurred to develop our technology and future tests. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests and with our efforts to lower the cost of performing our tests. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, enable ease of customer ordering, deliver reports and automate our business processes. These costs consist of personnel-related costs, including stock-based compensation, laboratory supplies and equipment expenses, consulting costs, amortization of acquired intangible assets, and allocated overhead including rent, information technology, equipment depreciation and utilities.
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase as we continue our efforts to develop additional tests, make investments to reduce testing costs, streamline our technology to provide patients access to testing, scale our business domestically and internationally and acquire and integrate new technologies. During the second quarter of 2019 through our acquisition of Singular Bio, we recognized $30.0 million of in-process R&D technology using an income approach. This technology is estimated to be developed in 2021 with significant development costs incurred during the second half of 2019 and expected through development completion. If not completed timely, the ability to lower the cost of our NIPS offering may be delayed. Additionally, we expect stock-based compensation to significantly increase in future periods related to Singular Bio, which we acquired in June 2019.

Selling and marketing
Selling and marketing expenses consist of personnel-related costs, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing expenses to significantly increase as we expand our salesforce and continue to build our brand.
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
Other expense, net
Other expense, net, primarily consists of losses on extinguishment of debt partially offset by interest income earned on our cash equivalents and marketable securities.
Interest expense
Interest expense is primarily attributable to interest incurred related to our debt financings and finance leases. See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more details.
Income tax benefit
Since we generally establish a full valuation allowance against our deferred tax balances, our income tax benefit primarily consists of tax impacts of our deferred income tax assessments resulting from our acquisitions.
Critical accounting policies and estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We evaluate our estimates on an ongoing basis. Our estimates are based on current facts, our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue recognition
Revenue recognition
We recognize revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. All revenues are generated from contracts with customers.
Test revenue
The majority of our revenue is generated from genetic testing services that provide analysis and associated interpretation of the sequencing of parts of the genome. Test orders are placed under signed requisitions, and we often enter into contracts with institutions (e.g., hospitals, clinics, partners) and insurance companies that include pricing provisions under which such tests are billed. Billing terms are generally net thirty to sixty days.

While the transaction price of diagnostic tests is originally established either via contract or pursuant to our standard list price, we often provide concessions for tests billed to insurance carriers, and therefore the transaction price for patient insurance-billed tests is considered to be variable and revenue is recognized based on an estimate of the consideration to which we will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. Making these estimates requires significant judgments based upon such factors as length of payer relationship, historical payment patterns, changes in contract provisions and insurance reimbursement policies. These judgments are reviewed quarterly and updated as necessary.
In connection with some diagnostic test orders, we offer limited re-requisition rights (“Re-Requisition Rights”) that are considered distinct at contract inception, and therefore certain diagnostic test orders contain two performance obligations, the performance of the original test and the Re-Requisition Rights. When Re-Requisition Rights are granted, we allocate the transaction price to each performance obligation based on the relative estimated standalone selling prices. In order to comply with loss contract rules, the allocations are adjusted, if necessary, to ensure the amount deferred for Re-Requisition Rights is no less than the estimated cost of fulfilling our related obligations.
We look to transfer of control in assessing timing of recognition of revenue in connection with each performance obligation. In general, revenue in connection with diagnostic tests is recognized upon delivery of the underlying clinical report or when the report is made available on our web portal. Outstanding performance obligations pertaining to orders received but for which the underlying report has not been issued are generally satisfied within a thirty-day period. Revenue in connection with Re-Requisition Rights is recognized as the rights are exercised or expire unexercised, which is generally within ninety days of initial deferral.
Other revenue
We also enter into collaboration and genome network contracts. Collaboration agreements provide customers with diagnostic testing and related data aggregation reporting services that are provided over the contract term. Collaboration revenue is recognized as the testing and reporting services are delivered to the customer. Genome network offerings consist of subscription services related to a proprietary software platform designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. Such services are recognized on a straight-line basis over the subscription periods.
Amounts due under collaboration and genome network agreements are typically billable on net thirty-day terms.
Business combinations
We apply ASC 805, Business Combinations, or ASC 805, which requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.
We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. We base the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by our management, which consider our estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, estimated cost savings, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value as a component of operating expenses.
Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, or ASC 350, we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. ASC 350 requires us to perform an impairment review of our goodwill balance at least annually, which we do in the fourth quarter of each year for our single consolidated reporting unit, and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We did not incur any goodwill impairment losses in any of the periods presented.
Stock-based compensation
We incur stock-based compensation expense for awards granted to employees and directors and for inducement awards granted in connection with our business acquisitions. Stock-based compensation expense is measured at the date of grant and is based on the estimated fair value of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock unit, or RSU, awards and on an accelerated basis for performance-based restricted stock unit, or PRSU, awards. We recognize stock-based compensation expense associated with PRSU grants when we determine the achievement of performance conditions is probable. In determining the fair value of stock options and Employee Stock Purchase Plan, or ESPP, purchases, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We estimate the grant date fair value of RSU and PRSU awards based on the grant date share price.
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
Expected volatility—We estimate expected volatility based on the historical volatility of our common stock over a period equal to the expected term of awards and over the expected six-month term ESPP purchase periods.
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
We granted approximately $90.0 million of RSUs under our 2015 Stock Incentive Plan as inducement awards to new employees who joined Invitae in connection with our acquisition of Singular Bio. $45.0 million of the RSUs are time-based and vest in three equal installments in December 2019, June 2020, and December 2020, subject to the employee's continued service with us ("Time-based RSUs") and $45.0 million of the RSUs are PRSUs that vest upon the achievement of certain performance conditions over a period of approximately 12 months from the date of acquisition, subject to the employee's continued service with us. These awards are based on a 30-day volume weighted-average share price with a fixed dollar value and therefore are liability-classified and the fair value will be estimated at each reporting period based on the number of shares that are expected to be issued at each reporting date and our closing stock price. Therefore, fair value of the RSUs and PRSUs and the number of shares to be issued will not be fixed until the awards vest.

Income taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Significant judgment is required in determining the net valuation allowance which includes our evaluation of all available evidence including past operating results, estimates on future taxable income and acquisition-related tax assets and liabilities. As of December 31, 2019, we recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018.
Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Dollar Change	% Change
	2019	2018
Revenue:
Test revenue	$212,473	$144,560	$67,913	47%
Other revenue	4,351	3,139	1,212	39%
Total revenue	216,824	147,699	69,125	47%
Cost of revenue	118,103	80,105	37,998	47%
Research and development	141,526	63,496	78,030	123%
Selling and marketing	122,237	74,428	47,809	64%
General and administrative	79,070	52,227	26,843	51%
Loss from operations	(244,112)	(122,557)	(121,555)	99%
Other expense, net	(3,891)	(2,568)	(1,323)	52%
Interest expense	(12,412)	(7,030)	(5,382)	77%
Net loss before taxes	(260,415)	(132,155)	(128,260)	97%
Income tax benefit	(18,450)	(2,800)	(15,650)	559%
Net loss	$(241,965)	$(129,355)	$(112,610)	87%
Revenue
The increase in revenue of $69.1 million for the year ended December 31, 2019 compared to the same period in 2018 was due primarily to increased test volume from growth in our business. Billable test volumes increased to approximately 469,000 during the year ended December 31, 2019 compared to 292,000 in the same period in 2018, an increase of 61%. Average revenue per test decreased to $453 per test during the year ended December 31, 2019 compared to $495 in the same period in 2018, primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $38.0 million for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to costs associated with increased test volume partially offset by the effect of cost efficiencies. For the year ended December 31, 2019, the number of samples accessioned increased to approximately 482,000 from approximately 303,000 for the same period in 2018. Cost per sample accessioned was $245 in 2019 compared to $264 in 2018. The cost per sample accessioned decreased primarily due to increased volume which resulted in lower labor costs, production improvements which resulted in material efficiencies and automation and software improvements which reduced the medical interpretation time per report, which were partially offset by an increase in amortization of acquired intangible assets of $4.4 million.
Research and development
The increase in research and development expense of $78.0 million for the year ended December 31, 2019 compared to the same period in 2018 was due to growth in the business and the effect of business acquisitions in 2019 and principally consisted of increases in personnel-related costs of $77.4 million, reflecting increased headcount as well as $39.1 million of stock-based compensation related to inducement equity awards granted to employees who joined Invitae in connection with our acquisition of Singular Bio; increase in information technology costs by $3.5 million due to increased spending on networking equipment and software licenses; increase in travel-related costs of $1.3 million due to increased headcount; and a $1.0 million increase in professional fees. These cost increases were partially offset by a decrease of $2.7 million of amortization of intangible assets associated with business acquisitions and a net increase of $2.0 million in allocations of resources from research and development to cost of revenue to support the increase in production volumes.
Selling and marketing
The increase in selling and marketing expenses of $47.8 million for the year ended December 31, 2019 compared to the same period in 2018 was due to growth in the business and increased spending on marketing and branding initiatives and principally consisted of the following elements: increases in personnel costs of $27.6 million due to increases in headcount; marketing costs, principally for branding initiatives and advertising, increased by $9.9 million; increase of $3.7 million in allocations from other functional areas, increase in travel expenses of $3.6 million due to our growing sales force; and an increase in information technology costs by $2.0 million.
General and administrative
The increase in general and administrative expenses of $26.8 million for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to the growth of the business, including increased headcount, and the effect of business acquisitions in 2019 and principally consisted of the following elements: personnel-related costs increased by $12.2 million primarily due to increases in headcount; $8.2 million acquisition-related expense incurred in 2019 with no comparable expense in 2018, which includes $6.8 million of post-combination expense related to the acceleration of unvested equity from our 2019 business acquisitions; professional fees increased by $4.0 million principally due to the utilization of outside consultants to augment existing staff; occupancy costs increased by $4.0 million primarily related to facilities costs for increased space; legal and accounting costs increased by $3.5 million; information technology costs increased by $3.3 million due primarily to computer equipment and software purchases to support headcount growth; and travel expenses increased by $2.2 million due to increases in headcount.
These cost increases were offset by increased allocations of technology and facilities-related expenses to other functional areas of $7.6 million, by $2.9 million of losses related to our collaboration agreement with a private company in 2018 with no similar expense in 2019, and by a decrease in right of first refusal payments of $0.6 million.
Other expense, net
The increase in other expense, net of $1.3 million for the year ended December 31, 2019 compared to the same period in 2018 was principally due to a loss on extinguishment of debt of $8.9 million recorded in 2019 related to the settlement of our 2018 Note Purchase Agreement in September 2019 as compared to a loss on extinguishment of debt of $5.3 million recorded in November 2018 related to our 2017 Loan Agreement. This was partially offset by increases in interest income of $3.7 million and a gain on remeasurement of an acquisition-related liability from AltaVoice of $1.6 million in the first quarter of 2018 with no similar gains in 2019.
Interest expense
The increase in interest expense of $5.4 million for the year ended December 31, 2019 compared to the same period in 2018 was due principally to increased borrowings under our debt facilities as compared to the prior year period. See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Income tax benefit
The increase in income tax benefit of $15.7 million for the year ended December 31, 2019 compared to the same period in 2018 was due to net deferred tax liabilities assumed in connection with our acquisitions of Singular Bio, Jungla, and Clear Genetics which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of our valuation allowance, partially offset by $2.8 million realized during 2018 resulting from our acquisition of CombiMatrix. As the short period tax returns for our 2019 acquisitions have not yet been filed, material changes to the tax returns may have a material impact on the net deferred tax liabilities assumed in connection with the acquisitions and the related income tax benefit.
Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the years ended December 31, 2019, 2018 and 2017, our net losses were $242.0 million, $129.4 million and $123.4 million, respectively, and we expect to incur additional losses in the near term. At December 31, 2019, we had an accumulated deficit of $758.7 million. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
Since inception, our operations have been financed primarily by net proceeds from sales of our capital stock, fees collected from our customers as well as borrowing from debt facilities.
In March 2019, we issued, in an underwritten public offering, an aggregate of 10.4 million shares of our common stock at a price of $19.00 per share, for gross proceeds of $196.7 million and net proceeds of $184.5 million. During 2019, we issued 0.8 million shares of common stock under our 2018 Sales Agreement at an average price of $25.71 per share in an "at the market" offering for aggregate proceeds of $20.2 million and net proceeds of $19.5 million.
In September 2019, we issued $350.0 of aggregate principal amount of Convertible Senior Notes which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our Convertible Senior Notes to settle our Note Purchase Agreement we entered into in November 2018.
At December 31, 2019 and 2018, we had $398.0 million and $131.9 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We estimate our capital expenditures will be approximately $24.0 million for 2020.
We have incurred substantial losses since our inception, and we expect to continue to incur losses in the near term. We believe our existing cash, cash equivalents and marketable securities as of December 31, 2019 and fees collected from the sale of our tests will be sufficient to meet our anticipated cash requirements for the foreseeable future.
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

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash used in operating activities	$(145,053)	$(92,220)	$(97,981)
Cash provided by (used in) investing activities	(280,310)	35,773	(36,953)
Cash provided by financing activities	464,771	157,152	80,871
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,408	$100,705	$(54,063)
Cash flows from operating activities
For the year ended December 31, 2019, cash used in operating activities of $145.1 million principally resulted from our net loss of $242.0 million and $18.5 million related to our income tax benefit generated from business combinations completed in 2019 offset by non-cash charges of $75.9 million for stock-based compensation, $16.2 million for depreciation and amortization, $8.9 million for debt extinguishment costs related to the settlement of our 2018 Note Purchase Agreement and $1.1 million of other adjustments. The net effect on cash for changes in net operating assets was a use of cash of $8.8 million due principally to increases in accrued liabilities which include acquisition-related liabilities for 2019 business acquisitions partially offset by increases in accounts receivable due to timing of collections and increases in prepaid expenses and other current assets.
For the year ended December 31, 2018, cash used in operating activities of $92.2 million principally resulted from our net loss of $129.4 million offset by non-cash charges of $20.9 million for stock-based compensation, $13.5 million for depreciation and amortization, $5.3 million related to debt extinguishment costs, $2.9 million of impairment losses related to a collaboration agreement, $0.8 million of other non-cash adjustments and $0.4 million for remeasurements of liabilities associated with business combinations, all partially offset by a $2.9 million benefit from income taxes resulting from the completion of our analysis of historical net operating losses for CombiMatrix. The net effect on cash of changes in net operating assets was a use of cash of $3.8 million due principally to the effect of increase in accounts receivable due to timing of collections partially offset by an increase in accrued and other liabilities.
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
Cash flows from investing activities
For the year ended December 31, 2019, cash used in investing activities of $280.3 million resulted primarily from purchases of marketable securities exceeding proceeds from maturities and sales of marketable securities by $226.4 million, net cash used to acquire Singular Bio, Jungla, and Clear Genetics of $33.8 million and purchases of property and equipment of $20.0 million.
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
Cash flows from financing activities
For the year ended December 31, 2019, cash provided by financing activities of $464.8 million consisted of net proceeds from the issuance of Convertible Senior Notes of $339.9 million, net proceeds from the public offerings of common stock of $204.0 million and cash received from issuances of common stock totaling $9.5 million, including cash received from exercises of stock options of $3.5 million and employee stock plan purchases of $5.8 million. These cash inflows were partially offset by payments related to the settlement of our Note Purchase Agreement through repayment of loan obligations of $75.0 million and payment of debt extinguishment costs of $10.6 million, as well as finance lease payments of $2.1 million.

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
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of December 31, 2019 (in thousands):

Contractual obligations:	2020	2021 and 2022	2023 and 2024	2025 and beyond	Total
Operating leases	$10,156	$20,314	$19,947	$18,238	$68,655
Finance leases	1,963	1,217	—	—	3,180
Convertible Senior Notes	—	—	350,000	—	350,000
Purchase commitments	3,278	1,105	—	—	4,383
Total	$15,397	$22,636	$369,947	$18,238	$426,218
See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional details regarding our leases, Convertible Senior Notes and purchase commitments.
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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $398.0 million at December 31, 2019, and consisted of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term in durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At December 31, 2019, a hypothetical 1% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.
Although our Convertible Senior Notes are based on a fixed rate, changes in interest rates could impact the fair market value. As of December 31, 2019, the fair market value of the Convertible Senior Notes was $319.0 million.

For additional information about the Convertible Senior Notes, see Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

ITEM 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Invitae Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invitae Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of test revenue

Description of the Matter
During the year ended December 31, 2019, the Company’s test revenue was $212.5 million. As discussed in Note 3 of the consolidated financial statements, test revenue is recognized when the performance obligation is complete, generally upon delivery of the underlying clinical report or when the report is made available to the customer on the Company’s website. Auditing the measurement of the Company’s test revenue was complex and judgmental due to the significant estimation required in determining the amount that would be collected for each test. In particular, the estimate of revenue for tests billed to insurance carriers is affected by assumptions in payer behavior such as changes in historical payment patterns, contract provisions and government and private insurance reimbursement policies.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. As part of our testing, we considered controls over management’s review of the significant assumptions and inputs used in the determination of the expected amount. We also tested controls used by management to compare the current and historical data used in making the estimates for completeness and accuracy.
Our audit procedures over the Company’s test revenue included, among others, assessing valuation methodologies and models and testing the significant assumptions above and the underlying data used by the Company in its analysis. We agreed transactions selected for testing back to the actual customer contract terms. We compared the significant assumptions above and inputs used by management to changes in the Company’s contracted rates, government and private insurance payer collection trends, and other relevant factors. We assessed the historical accuracy of the cash collections used in the Company’s revenue models and assessed the completeness of adjustments to estimates of future cash collections as a result of significant contract amendments, changes in collection trends and changes in payer behavior.

Valuation of intangible assets associated with business acquisitions

Description of the Matter
As described in Note 4 to the consolidated financial statements, the Company completed three business acquisitions during 2019. As a result of the acquisitions, the Company recorded goodwill of $76.7 million, and intangible assets of $102.4 million. The acquisitions were accounted for as business combinations.

Auditing the Company’s accounting for the acquisitions was challenging as the determination of the fair value of the intangible assets acquired required management to make subjective estimates and assumptions. The valuation of the intangible assets is subject to higher estimation uncertainty due to management’s judgments in determining significant assumptions that included assumed revenue growth rates, estimated cost savings and discount rates. Changes in these significant assumptions could have a significant effect on the fair value of the intangible assets.

How We Addressed the Matter in Our Audit
We tested the design and operating effectiveness of internal controls over the Company’s process for accounting for acquisitions. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

Our audit procedures related to the valuation of intangible assets included the following, among others, utilizing a valuation specialist to assist in evaluating the appropriateness of the Company’s valuation models and evaluating the reasonableness of significant assumptions used including the revenue growth rate, cost savings and the discount rates as compared to industry and market data and historical results. We also evaluated whether the assumptions used were reasonable by comparing them to the past performance of past acquisitions, current industry data, current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Redwood City, California
February 28, 2020

INVITAE CORPORATION
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$151,389	$112,158
Marketable securities	240,436	13,727
Accounts receivable	32,541	26,296
Prepaid expenses and other current assets	18,032	13,258
Total current assets	442,398	165,439
Property and equipment, net	37,747	27,886
Operating lease assets	36,640	—
Restricted cash	6,183	6,006
Intangible assets, net	125,175	30,469
Goodwill	126,777	50,095
Other assets	6,681	3,064
Total assets	$781,601	$282,959
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,321	$7,812
Accrued liabilities	64,814	26,563
Operating lease obligation	4,870	—
Finance lease obligation	1,855	1,937
Total current liabilities	81,860	36,312
Operating lease obligation, net of current portion	42,191	—
Finance lease obligation, net of current portion	1,155	1,375
Debt	—	74,477
Convertible senior notes, net	268,755	—
Other long-term liabilities	8,000	8,956
Total liabilities	401,961	121,120
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 20,000 shares authorized; 125 and 3,459 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.0001 par value: 400,000 shares authorized; 98,796 and 75,481 shares issued and outstanding as of December 31, 2019 and 2018, respectively	10	8
Accumulated other comprehensive loss	(9)	(5)
Additional paid-in capital	1,138,316	678,548
Accumulated deficit	(758,677)	(516,712)
Total stockholders’ equity	379,640	161,839
Total liabilities and stockholders’ equity	$781,601	$282,959
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Test revenue	$212,473	$144,560	$65,169
Other revenue	4,351	3,139	3,052
Total revenue	216,824	147,699	68,221
Cost of revenue	118,103	80,105	50,142
Research and development	141,526	63,496	46,469
Selling and marketing	122,237	74,428	53,417
General and administrative	79,070	52,227	39,472
Loss from operations	(244,112)	(122,557)	(121,279)
Other expense, net	(3,891)	(2,568)	(303)
Interest expense	(12,412)	(7,030)	(3,654)
Net loss before taxes	(260,415)	(132,155)	(125,236)
Income tax benefit	(18,450)	(2,800)	(1,856)
Net loss	$(241,965)	$(129,355)	$(123,380)
Net loss per share, basic and diluted	$(2.66)	$(1.94)	$(2.65)
Shares used in computing net loss per share, basic and diluted	90,859	66,747	46,512
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net loss	$(241,965)	$(129,355)	$(123,380)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(4)	166	(171)
Comprehensive loss	$(241,969)	$(129,189)	$(123,551)
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Common stock:
Balance, beginning of period	$8	$5	$4
Common stock issued	2	3	1
Balance, end of period	10	8	5

Accumulated other comprehensive loss:
Balance, beginning of period	(5)	(171)	—
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(4)	166	(171)
Balance, end of period	(9)	(5)	(171)

Additional paid-in capital:
Balance, beginning of period	678,548	520,558	374,288
Common stock issued in private placement, net	—	—	68,896
Common stock issued in connection with public offering, net	204,024	112,438	—
Common stock issued on exercise of stock options, net	3,456	2,741	1,706
Common stock issued pursuant to exercises of warrants	181	6,539	1,381
Common stock issued pursuant to employee stock purchase plan	5,833	3,231	2,635
Common stock issued or issuable pursuant to business combinations	133,942	6,455	50,808
Equity component of convertible senior notes, net	75,488	—	—
Warrants issued pursuant to loan agreement	—	383	740
Common stock issued pursuant to securities purchase agreement	—	5,353	—
Stock-based compensation expense	36,844	20,850	18,832
Other	—	—	1,272
Balance, end of period	1,138,316	678,548	520,558

Accumulated deficit:
Balance, beginning of period	(516,712)	(398,598)	(275,218)
Cumulative effect of accounting change	—	11,241	—
Net loss	(241,965)	(129,355)	(123,380)
Balance, end of period	(758,677)	(516,712)	(398,598)
Total stockholders' equity	$379,640	$161,839	$121,794
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(241,965)	$(129,355)	$(123,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,206	13,540	9,181
Stock-based compensation	75,948	20,850	19,221
Amortization of debt discount and issuance costs	4,416	—	—
Impairment losses	—	2,925	—
Benefit from income taxes	(18,450)	(2,862)	(1,856)
Debt extinguishment costs	8,926	5,266	—
Other	1,095	1,168	2,214
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(6,131)	(5,291)	(1,963)
Prepaid expenses and other current assets	(4,979)	(1,445)	(641)
Other assets	2,026	(163)	(185)
Accounts payable	1,558	(417)	(535)
Accrued expenses and other liabilities	16,297	3,564	(37)
Net cash used in operating activities	(145,053)	(92,220)	(97,981)
Cash flows from investing activities:
Purchases of marketable securities	(260,917)	(9,680)	(101,867)
Proceeds from sales of marketable securities	—	19,965	—
Proceeds from maturities of marketable securities	34,500	32,458	68,768
Acquisition of businesses, net of cash acquired	(33,846)	—	2,821
Purchases of property and equipment	(20,047)	(5,970)	(6,675)
Other	—	(1,000)	—
Net cash provided by (used in) investing activities	(280,310)	35,773	(36,953)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	204,024	112,441	—
Proceeds from issuance of common stock, net	9,470	17,511	74,619
Proceeds from issuance of convertible senior notes, net	339,900	—	—
Proceeds from issuance of debt, net	—	93,909	39,661
Payments of debt extinguishment costs	(10,638)	(4,609)	—
Loan payments	(75,000)	(60,000)	(30,457)
Finance lease principal payments	(2,075)	(2,100)	(2,952)
Other	(910)	—	—
Net cash provided by financing activities	464,771	157,152	80,871
Net increase (decrease) in cash, cash equivalents and restricted cash	39,408	100,705	(54,063)
Cash, cash equivalents and restricted cash at beginning of period	118,164	17,459	71,522
Cash, cash equivalents and restricted cash at end of period	$157,572	$118,164	$17,459

Supplemental cash flow information:
Interest paid	$4,731	$6,231	$2,852
Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$1,892	$—	$6,789
Purchases of property and equipment in accounts payable and accrued liabilities	$2,422	$510	$200
Amounts related to co-development agreement in other assets and accrued liabilities	$—	$2,000	$—
Warrants issued pursuant to 2017 Loan Agreement	$—	$383	$740
Common stock issued for acquisition of businesses	$108,573	$6,445	$50,808
Consideration payable for acquisition of businesses	$21,449	$—	$13,276
Common stock issued to settle assumed liabilities	$—	$—	$1,272
Operating lease assets obtained in exchange for lease obligations, net	$4,261	$—	$—
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Notes to Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our")  was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. We utilize an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and patients. Our headquarters and main production facility is located in San Francisco, California. We currently have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. We offer genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and provided our entry into prenatal and perinatal genetic testing. To complement these, in the first quarter of 2019, we introduced our Non-invasive Prenatal Screen ("NIPS") and to advance this offering, in June 2019, we acquired Singular Bio, Inc. ("Singular Bio") to lower costs associated with NIPS. In July 2019, we acquired Jungla Inc. ("Jungla") to further enhance our genetic variant interpretation and in November 2019, to expand our ability to scale and deliver genetic information, we acquired Clear Genetics, Inc. ("Clear Genetics"). Invitae operates in one segment.
2. Summary of significant accounting policies
Principles of consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base these estimates on current facts, historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those judgments, estimates and assumptions. We evaluate our estimates on an ongoing basis.
Significant estimates and assumptions made by management include the determination of:

•	revenue recognition (See Note 3, “Revenue, accounts receivable and deferred revenue” for further information);

•	the fair value of assets and liabilities associated with business combinations;

•	the impairment assessment of goodwill and intangible assets;

•	valuation of our 2.00% convertible senior notes due 2024 issued in September 2019 ("Convertible Senior Notes");

•	the recoverability of long-lived assets;

•	our incremental borrowing rates used to calculate our lease balances;

•	stock-based compensation expense and the fair value of awards issued; and

•	income tax uncertainties.
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash and cash equivalents are held by financial institutions in the United States. Such deposits may exceed federally insured limits.

Significant customers are those that represent 10% or more of our total revenue for each year presented on the statements of operations. Revenue for significant customers as a percentage of total revenue were as follows:

	Year Ended December 31,
Customers	2019	2018	2017
Medicare	25%	22%	13%

No customers represented more than 10% of accounts receivable as of December 31, 2019, and Medicare represented 21% of accounts receivable as of December 31, 2018.
Cash, cash equivalents, and restricted cash
We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, U.S. treasury notes and government agency securities.
Restricted cash consists primarily of money market funds that secure irrevocable standby letters of credit that serve as collateral for security deposits for our facility leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$151,389	$112,158
Restricted cash	6,183	6,006
Total cash, cash equivalents and restricted cash	$157,572	$118,164

Marketable securities
All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Short-term marketable securities have maturities one year or less at the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expense, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in other expense, net.
Accounts receivable
We receive payment for our tests from partners, patients, institutional customers and third-party payers. See Note 3, "Revenue, accounts receivable and deferred revenue" for further information.
Inventory
We maintain test reagents and other consumables primarily used in sample collection kits which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. Our inventory was $6.6 million and $8.3 million as of December 31, 2019 and 2018, respectively, and was recorded in prepaid expenses and other current assets in our consolidated balance sheets.
Business combinations
We apply Accounting Standards Codification ("ASC") 805, Business Combinations, or ASC 805, which requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. We base the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by our management, which consider our estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, estimated cost savings, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC Topic 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value as a component of operating expenses.
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
Goodwill
In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), our goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, we perform annual impairment reviews of our goodwill balance during the fourth fiscal quarter or more frequently if business factors indicate. In testing for impairment, we compare the fair value of our reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. We did not incur any goodwill impairment losses in any of the periods presented.
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
During the fourth quarter and if business factors indicate more frequently, we perform an assessment of the qualitative factors affecting the fair value of our IPR&D projects. If the fair value exceeds the carrying value, there is no impairment. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of an asset to its carrying value, without consideration of any recoverability test. We have not identified any such impairment losses to date.

Leases
Under ASC 842, Leases, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease obligations in our consolidated balance sheets. Finance leases are included in other assets and finance lease obligations in our consolidated balance sheets.
Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease which are recognized when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease terms, or in some cases, the useful life of the underlying asset.
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

Long‑lived assets
We review long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. There were no long-lived asset impairment losses recorded for any period presented.
Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, finance leases, debt and convertible senior notes. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of finance leases approximate their fair values.
Revenue recognition
We recognize revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. All revenues are generated from contracts with customers. We utilize the following practical expedients and exemptions:

•	Certain information about remaining performance obligations is not disclosed because the underlying contracts have an original expected duration of one year or less,

•	Costs to obtain or fulfill a contract are expensed when incurred because the amortization period would have been one year or less, and

•
No adjustments to promised consideration were made for financing as we expect, at contract inception, that the period between the transfer of a promised good or service and when the customer pays for that good or service will be one year or less.

Test revenue
The majority of our revenue is generated from genetic testing services that provide analysis and associated interpretation of the sequencing of parts of the genome. Test orders are placed under signed requisitions, and we often enter into contracts with institutions (e.g., hospitals, clinics, partners) and insurance companies that include pricing provisions under which such tests are billed. Billing terms are generally net thirty to sixty days.
While the transaction price of diagnostic tests is originally established either via contract or pursuant to our standard list price, we often provide concessions for tests billed to insurance carriers, and therefore the transaction price for patient insurance-billed tests is considered to be variable and revenue is recognized based on an estimate of the consideration to which we will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. Making these estimates requires significant judgments based upon such factors as length of payer relationship, historical payment patterns, changes in contract provisions and insurance reimbursement policies. These judgments are reviewed quarterly and updated as necessary.
In connection with some diagnostic test orders, we offer limited re-requisition rights (“Re-Requisition Rights”) that are considered distinct at contract inception, and therefore certain diagnostic test orders contain two performance obligations, the performance of the original test and the Re-Requisition Rights. When Re-Requisition Rights are granted, we allocate the transaction price to each performance obligation based on the relative estimated standalone selling prices. In order to comply with loss contract rules, the allocations are adjusted, if necessary, to ensure the amount deferred for Re-Requisition Rights is no less than the estimated cost of fulfilling our related obligations.
We look to transfer of control in assessing timing of recognition of revenue in connection with each performance obligation. In general, revenue in connection with diagnostic tests is recognized upon delivery of the underlying clinical report or when the report is made available on our web portal. Outstanding performance obligations pertaining to orders received but for which the underlying report has not been issued are generally satisfied within a thirty-day period. Revenue in connection with Re-Requisition Rights is recognized as the rights are exercised or expire unexercised, which is generally within ninety days of initial deferral.
Other revenue
We also enter into collaboration and genome network contracts. Collaboration agreements provide customers with diagnostic testing and related data aggregation reporting services that are provided over the contract term. Collaboration revenue is recognized as the testing and reporting services are delivered to the customer. Genome network offerings consist of subscription services related to a proprietary software platform designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. Such services are recognized on a straight-line basis over the subscription periods.
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
Income taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Significant judgment is required in determining the net valuation allowance which includes our evaluation of all available evidence including past operating results, estimates on future taxable income and acquisition-related tax assets and liabilities. As of December 31, 2019, we recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

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
Advertising
Advertising expenses are expensed as incurred. We incurred advertising expenses of $9.9 million, $0.6 million and $0.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Comprehensive loss
Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. Our other comprehensive income (loss) consists of unrealized gains or losses on investments in available-for-sale securities.
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities, consisting of preferred stock, options to purchase common stock, common stock warrants, shares of common stock pursuant to ESPP, common stock issuable in connection with our Convertible Senior Notes, RSUs and PRSUs, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per share because their effect would be antidilutive for all periods presented.
Prior period reclassifications
We have reclassified certain amounts in prior periods to conform with current presentation.
Recent accounting pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We have early adopted this ASU effective for the year ended December 31, 2019.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements (the foregoing ASUs collectively referred to as “Topic 842”). Under this guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases at the commencement date and also make expanded disclosures about leasing arrangements.
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

The adjustments due to the adoption of Topic 842 primarily relate to the recognition of operating and finance lease right-of-use assets and operating lease liabilities. Finance lease assets are recorded within other assets on our consolidated balance sheet and were $5.2 million as of implementation of Topic 842 on January 1, 2019 and $5.6 million as of December 31, 2019.
Under Topic 842, we determine if an arrangement is a lease at inception primarily based on the determination of the party responsible for directing the use of an underlying asset within a contract. Operating leases are included in operating lease assets and operating lease obligations in our consolidated balance sheets. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date which includes significant assumptions made by us including our estimated credit rating. Operating lease right-of-use assets also include any lease payments made prior to the lease commencement date and exclude any lease incentives paid or payable at the lease commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term, or in some cases, the useful life of the underlying asset.
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

Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840: Leases. Under ASC 840, we rented facilities under operating lease agreements and recognized related rent expense on a straight-line basis over the term of the applicable lease agreement. Some of the lease agreements contained rent holidays, scheduled rent increases, lease incentives, and renewal options. Rent holidays and scheduled rent increases were included in the determination of rent expense recorded over the lease term. Lease incentives were recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals were not assumed in the determination of the lease term unless they were deemed to be reasonably assured at the inception of the lease. We recognized rent expense beginning on the date we obtained the legal right to use and control the leased space.
On January 1, 2018, we adopted the provisions of ASC Topic 606 using the modified retrospective method. From adoption to date, we have recognized all our revenue from contracts with customers within the scope of Topic 606. In connection with the adoption, we recognized the cumulative effect of initially applying this standard as an adjustment to retained earnings on the date of adoption. Comparative information prior to the date of adoption has not been restated and continues to be reported under the accounting standards in effect for those periods.
Under ASC 605, test revenue was recognized when persuasive evidence of an arrangement existed; delivery had occurred or services had been rendered; the fee was fixed or determinable; and collectability was reasonably assured. The criterion for whether the fee was fixed or determinable and whether collectability was reasonably assured were based on management’s judgments. When evaluating collectability, in situations where contracted reimbursement coverage did not exist, we considered whether we had sufficient history to reliably estimate a payer’s individual payment patterns. For most customers, we had not been able to demonstrate a predictable pattern of collectability, and therefore recognized revenue when payment was received. For customers who had demonstrated a consistent pattern of payment of tests billed at appropriate amounts, we recognized revenue at estimated realizable amounts upon delivery of test results.
3. Revenue, accounts receivable and deferred revenue
Test revenue is generated from sales of diagnostic tests to three groups of customers: institutions, such as hospitals, clinics and partners; patients who pay directly; and patients’ insurance carriers. Amounts billed and collected, and the timing of collections, vary based on whether the payer is an institution, a patient or an insurance carrier. Other revenue consists principally of revenue recognized under collaboration and genome network agreements.
The following table includes our revenue as disaggregated by payer category (in thousands):

	Year Ended December 31,
	2019	2018	2017 (1)
Test revenue:
Institutions	$41,049	$34,618	$17,238
Patient - direct	17,597	13,589	5,638
Patient - insurance	153,827	96,353	42,293
Total test revenue	212,473	144,560	65,169
Other revenue	4,351	3,139	3,052
Total revenue	$216,824	$147,699	$68,221

(1) 2017 amounts are presented as originally reported based upon the accounting standards in effect for that period.

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

	Year Ended December 31,
	2019	2018
Revenue	$4.1	$4.5
Loss from operations	$(4.1)	$(4.5)
Net loss per share, basic and diluted	$(0.05)	$(0.07)

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
In connection with the acquisition, all of Singular Bio's equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required us to allocate the fair value of the equity attributable to pre-combination service to the purchase price and the remainder was considered our post-combination expense. We recognized post-combination expense related to the acceleration of unvested equity of $3.2 million and we also incurred transaction costs of $1.5 million related to the acquisition of Singular Bio; both of these charges were recorded as general and administrative expense during the year ended December 31, 2019. We included the financial results of Singular Bio in our consolidated financial statements from the acquisition date, which were not material for the year ended December 31, 2019.
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
Our purchase price allocation for the acquisition is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to our deferred tax liability assumed in connection with the acquisition as the short period tax return has not yet been filed. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
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
We granted approximately $90.0 million of RSUs under our 2015 Stock Incentive Plan as inducement awards to new employees who joined Invitae in connection with our acquisition of Singular Bio. $45.0 million of the RSUs are time-based and vest in three equal installments in December 2019, June 2020, and December 2020, subject to the employee's continued service with us ("Time-based RSUs") and $45.0 million of the RSUs are PRSUs that vest upon the achievement of certain performance conditions over a period of approximately 12 months from the date of acquisition, subject to the employee's continued service with us. Since the number of awards granted is based on a 30-day volume weighted-average share price with a fixed dollar value, these Time-based RSUs and PRSUs are liability-classified and the fair value will be estimated at each reporting period based on the number of shares that are expected to be issued at each reporting date and our closing stock price, which combined are categorized as Level 3 inputs. Therefore, fair value of the RSUs and PRSUs and the number of shares to be issued will not be fixed until the awards vest.
During the year ended December 31, 2019, we recorded research and development stock-based compensation expense of $14.7 million related to the Time-based RSUs and $24.4 million related to the PRSUs based on our evaluation of the probability of achieving performance conditions. As of December 31, 2019, the Time-based RSUs and PRSUs had a total fair value of $41.9 million and $42.6 million, respectively, based on a total estimated issuance of 5.2 million shares and expectation of the achievement of the performance conditions. As of December 31, 2019, 0.8 million of the Time-based RSUs had vested and none of these PRSUs had vested.
Jungla
In July 2019, we acquired 100% of the equity interest of Jungla, a privately held company developing a platform for molecular evidence testing in genes, for approximately $59.0 million, comprised of $44.9 million in the form of shares of our common stock and the remainder in cash. We agreed to pay a portion of the cash and issue approximately 0.2 million shares of our common stock after a 12-month period, subject to a hold back to satisfy indemnification obligations that may arise. We incurred $0.8 million of transaction costs related to the acquisition of Jungla which were recorded as general and administrative expense during the year ended December 31, 2019.
We may be required to pay contingent consideration based on achievement of post-closing development milestones. As of the acquisition date, the fair value of this contingent consideration was $10.7 million, $9.6 million of which would be in the form of shares of our common stock, priced at the time of milestone achievement, and the remainder in cash. The milestones are expected to be completed within two years from the date of the acquisition. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestones and the discount rate we used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date with changes reflected as a general and administrative expense. As of December 31, 2019, the fair value of the contingent consideration was $11.3 million.
In connection with the acquisition, a portion of Jungla's equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required us to allocate the fair value of the equity attributable to pre-combination service to the purchase price and the remaining amount was considered our post-combination expense. In July 2019, we recognized post-combination expense related to the acceleration of unvested equity of $2.9 million, which was recorded as general and administrative expense. We included the financial results of Jungla in our consolidated financial statements from the acquisition date, which were not material for the year ended December 31, 2019.

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
Our purchase price allocation for the acquisition is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to our deferred tax liability assumed in connection with the acquisition as the short period tax return has not yet been filed. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible asset acquired is developed technology related to Jungla's functional molecular platform. The fair value of the developed technology was estimated using an income approach with an estimated useful life of ten years.
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
The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisitions had taken place as of January 1, 2018 (in thousands, except per share data):

	Year Ended December 31,
	2019				2018
	Invitae	Singular Bio	Jungla	Total	Invitae	Singular Bio	Jungla	Total
Revenue	$216,824	$—	$—	$216,824	$(147,699)	$—	$—	$(147,699)
Net loss	$(241,965)	$39,752	$(8,571)	$(210,784)	$(129,355)	$(2,003)	$(5,016)	$(136,374)
Shares	90,859	1,160	735	92,754	66,747	2,499	1,366	70,612
Basic and diluted net loss per share	$(2.66)			$(2.27)	$(1.94)			$(1.93)

Clear Genetics
In November 2019, we acquired 100% of the equity interest of Clear Genetics, a developer of software for providing genetic services at scale, for approximately $50.1 million. Of the cash and stock purchase price consideration issued, $0.2 million of cash and approximately 0.4 million shares of our common stock are subject to a 12-month hold back to satisfy indemnification obligations that may arise.
In connection with the acquisition, a portion of Clear Genetics' equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required us to allocate the fair value of the equity attributable to pre-combination service to the purchase price and the remaining amount was considered our post-combination expense. In November 2019, we recognized post-combination expense related to the acceleration of unvested equity of $0.6 million, which was recorded as general and administrative expense. We included the financial results of Clear Genetics in our consolidated financial statements from the acquisition date, which were not material for the year ended December 31, 2019. We incurred $0.4 million of transaction costs related to the acquisition of Clear Genetics which were recorded as general and administrative expense during the year ended December 31, 2019.

The following table summarizes the purchase price and post-combination expense recorded as a part of the acquisition of Clear Genetics in November 2019 (in thousands):

	Purchase Price	Post-combination Expense
Cash transferred	$24,645	$542
Hold-back consideration - cash	196	98
Hold-back consideration - common stock	7,294	—
Common stock transferred	17,927	—
Total	$50,062	$640

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed through our acquisition of Clear Genetics at the date of acquisition (in thousands):

Cash	$599
Accounts receivable	114
Developed technology	28,293
Total identifiable assets acquired	29,006
Other current liabilities	(70)
Deferred tax liability	(5,800)
Net identifiable assets acquired	23,136
Goodwill	26,926
Total purchase price	$50,062

Based on the guidance provided in ASC 805, we accounted for the acquisition of Clear Genetics as a business combination in which we determined that 1) Clear Genetics was a business which combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.
Our purchase price allocation for the acquisition is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to our deferred tax liability assumed in connection with the acquisition as the short period tax return has not yet been filed. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible asset acquired is developed technology related to Clear Genetics' patient support technology platform. The fair value of the developed technology was estimated using an income approach with an estimated useful life of eight years.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Clear Genetics resulted in the recognition of $26.9 million of goodwill which we believe relates primarily to expansion of the acquired technology into all realms of genetic testing. Goodwill created as a result of the acquisition of Clear Genetics is not deductible for tax purposes.
We recorded an income tax benefit of $5.8 million in November 2019 due to net deferred tax liabilities assumed in connection with our acquisition of Clear Genetics which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of our valuation allowance.
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2018	$50,095
Goodwill acquired - Singular Bio	26,461
Goodwill acquired - Jungla	23,295
Goodwill acquired - Clear Genetics	26,926
Balance as of December 31, 2019	$126,777

Intangible assets
The following table presents details of our acquired intangible assets as of December 31, 2019 (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Estimated Remaining Useful Life (in Years)
Customer relationships	$23,763	$(5,141)	$18,622	10.0	7.6
Developed technology	84,396	(8,476)	75,920	8.6	8.0
Non-compete agreement	286	(172)	114	5.0	2.0
Trade name	576	(480)	96	2.7	0.5
Patent licensing agreement	496	(70)	426	15.0	12.9
Favorable leases	247	(238)	9	2.2	0.1
In-process research and development	29,988	—	29,988	n/a	n/a
	$139,752	$(14,577)	$125,175	8.9	7.9

Acquisition-related intangibles included in the above table are finite-lived, other than in-process research and development which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis, in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $7.7 million, $5.0 million, and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Intangible assets are carried at cost less accumulated amortization. Amortization expense is recorded to cost of revenue, research and development, sales and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of December 31, 2019 (in thousands):

Amount
2020	$13,479
2021	13,783
2022	12,078
2023	11,065
2024	10,787
Thereafter	33,995
Total estimated future amortization expense	$95,187

6. Balance sheet components
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$18,352	$13,034
Laboratory equipment	24,873	22,149
Equipment under capital lease	—	7,129
Computer equipment	5,995	4,723
Software	2,611	2,594
Furniture and fixtures	1,198	784
Automobiles	58	20
Construction-in-progress	10,795	1,962
Total property and equipment, gross	63,882	52,395
Accumulated depreciation and amortization	(26,135)	(24,509)
Total property and equipment, net	$37,747	$27,886

Depreciation expense was $7.1 million, $8.5 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation and related expenses	$16,440	$7,917
Deferred revenue	1,429	761
Compensation and other liabilities associated with business combinations	30,560	6,460
Liability associated with co-development agreement	—	2,000
Other	16,385	9,425
Total accrued liabilities	$64,814	$26,563

Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Lease incentive obligation, non-current	$—	$3,280
Deferred rent, non-current	—	5,495
Liabilities associated with business combinations, non-current	8,000	—
Other non-current liabilities	—	181
Total other long-term liabilities	$8,000	$8,956

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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$39,396	$—	$—	$39,396	$39,396	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
U.S. treasury notes	150,627	—	(15)	150,612	150,612	—	—
U.S. government agency securities	193,302	6	—	193,308	—	193,308	—
Total financial assets	$383,625	$6	$(15)	$383,616	$190,008	$193,608	$—

Financial liabilities:
Contingent consideration				$11,300	$—	$—	$11,300
Total financial liabilities				$11,300	$—	$—	$11,300

						December 31, 2019
Reported as:
Cash equivalents						$136,997
Restricted cash						6,183
Marketable securities						240,436
Total cash equivalents, restricted cash, and marketable securities						$383,616

Accrued liabilities						$3,300
Other long-term liabilities						$8,000

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$93,934	$—	$—	$93,934	$93,934	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
Commercial paper	10,908	—	(1)	10,907	—	10,907	—
U.S. treasury notes	9,990	—	—	9,990	9,990	—	—
U.S. government agency securities	6,001	—	(4)	5,997	—	5,997	—
Total financial assets	$121,133	$—	$(5)	$121,128	$103,924	$17,204	$—

Financial liabilities:
Contingent consideration				$4,998	$—	$—	$4,998
Total financial liabilities				$4,998	$—	$—	$4,998

						December 31, 2018
Reported as:
Cash equivalents						$101,395
Restricted cash						6,006
Marketable securities						13,727
Total cash equivalents, restricted cash, and marketable securities						$121,128

Accrued liabilities						$4,998

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at December 31, 2019 was $150.6 million. None of the available-for-sale securities held as of December 31, 2019 has been in a material continuous unrealized loss position for more than one year. At December 31, 2019, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. We believe it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, we have not identified any other-than-temporary declines in market value and thus has not recorded any impairment charges on our financial assets other than on an investment in a private company during 2018 of $2.9 million. Interest income generated from our investments was $5.2 million and $1.5 million during the years ended December 31, 2019 and 2018, respectively.
At December 31, 2019, the remaining contractual maturities of available-for-sale securities ranged from three to 12 months.
Our certificates of deposit, commercial paper and debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
As of December 31, 2019, we had contingent obligations of $11.3 million of our common stock to the former owners of Jungla in conjunction with our acquisition of Jungla in July 2019. The amount of the contingent obligation is dependent upon achievement of certain post-close development milestones. We estimated the fair value of the contingent consideration as $10.7 million at the acquisition date in July 2019 using a discounted cash flow technique based on estimated achievement of the post-close milestones and discount rates which were Level 3 inputs not supported by market activity. These inputs can significantly affect the estimated fair value of the contingent consideration. The value of the liability is subsequently remeasured to fair value at each reporting date with changes recorded as general and administrative expense.

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
8. Commitments and contingencies
Leases

Operating leases
In 2015, we entered into a lease agreement for our headquarters and main production facility in San Francisco, California which commenced in 2016. This lease expires in 2026 and we may renew the lease for an additional ten years. This optional period was not considered reasonably certain to be exercised and therefore we determined the lease term to be a ten-year period expiring in 2026. In connection with the execution of the lease, we provided a security deposit of approximately $4.6 million which is included in restricted cash in our consolidated balance sheets. We also have other operating leases in for office and laboratory space in California and Massachusetts. We expect to enter into new leases and modifying existing leases as we support continued growth of our operations.
As of December 31, 2019, the weighted-average remaining lease term for our operating leases was 6.5 years and the weighted-average discount rate used to determine our operating lease liability was 11.8%. Cash payments included in the measurement of our operating lease liabilities were $10.2 million for the year ended December 31, 2019.
The components of lease costs, which were included in cost of revenue, research and development, selling and marketing and general and administrative expenses on our consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating lease costs	$10,329	$9,648	$8,709
Sublease income	(173)	(156)	(157)
Total operating lease costs	10,156	9,492	8,552
Finance lease costs	1,546	1,820	1,590
Total lease costs	$11,702	$11,312	$10,142

Future minimum payments under non-cancelable operating leases as of December 31, 2019 are as follows (in thousands):

2020	$10,156
2021	10,183
2022	10,131
2023	9,912
2024	10,035
Thereafter	18,238
Future non-cancelable minimum operating lease payments	68,655
Less: imputed interest	(21,594)
Total operating lease liabilities	47,061
Less: current portion	(4,870)
Operating lease obligations, net of current portion	$42,191

Finance leases
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years with a weighted-average remaining lease term of 2.0 years as of December 31, 2019 and are typically secured by the underlying equipment. The weighted-average discount rate used to determine our finance lease liability was 5.5%. The portion of the future payments designated as principal repayment was classified as a finance lease obligation on our consolidated balance sheets. Cash payments included in the measurement of our finance lease liabilities were $2.1 million for the year ended December 31, 2019.
Future payments under finance leases at December 31, 2019 are as follows (in thousands):

2020	$1,963
2021	608
2022	609
Total finance lease obligations	3,180
Less: interest	(170)
Present value of net minimum finance lease payments	3,010
Less: current portion	(1,855)
Finance lease obligations, net of current portion	$1,155

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
In September 2019, we settled our obligations under the 2018 Note Purchase Agreement in full for $85.7 million, which included repayment of principal of $75.0 million, accrued interest of $2.4 million, and prepayment fees of $8.9 million which were recorded as debt extinguishment costs in other expense, net in our statement of operations during the year ended December 31, 2019.
Interest expense related to our debt financings, excluding the impact of our Convertible Senior Notes, was $5.7 million, $6.7 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Convertible Senior Notes
In September 2019, we issued, at par value, $350.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2024 in a private offering. The Convertible Senior Notes are our senior unsecured obligations and will mature on September 1, 2024, unless earlier converted, redeemed or repurchased. The Convertible Senior Notes bear cash interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020.
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
Upon conversion, the Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Our current intent is to settle the principal amount of the Convertible Senior Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock.

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
If we undergo a fundamental change (as defined in the indenture governing the Convertible Senior Notes), the holders of the Convertible Senior Notes may require us to repurchase all or any portion of their Convertible Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased plus accrued and unpaid interest to, but excluding, the redemption date.
The Convertible Senior Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of December 31, 2019, none of the above circumstances had occurred and therefore the Convertible Senior Notes could not have been converted.
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
The Convertible Senior Notes as of December 31, 2019 consisted of the following (in thousands):

Outstanding principal	$350,000
Unamortized debt discount and issuance costs	(81,245)
Net carrying amount, liability component	$268,755

As of December 31, 2019, the fair value of the Convertible Senior Notes was $319.0 million. The estimated fair value of the Convertible Senior Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Senior Notes in an over-the-counter market. We recorded $6.5 million of interest expense related to the Convertible Senior Notes during the year ended December 31, 2019.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at December 31, 2019 or 2018.

Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At December 31, 2019, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were as follows (in thousands):

Amount
2020	$3,278
2021	1,064
2022	41
Total	$4,383

Contingencies
We were not a party to any material legal proceedings at December 31, 2019, or at the date of this report. We may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business, and the resolution of any such claims could be material.
9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Convertible preferred stock:
Shares outstanding, beginning of period	3,459	3,459	—
Convertible preferred stock issued in private placement	—	—	3,459
Conversion into common stock	(3,334)	—	—
Shares outstanding, end of period	125	3,459	3,459

Common stock:
Shares outstanding, beginning of period	75,481	53,597	41,144
Common stock issued in private placement	—	—	5,188
Common stock issued in connection with public offering	11,136	17,103	—
Common stock issued on exercise of stock options, net	468	351	387
Common stock issued pursuant to vesting of RSUs	2,683	1,369	925
Common stock issued pursuant to exercises of warrants	31	1,099	232
Common stock issued pursuant to employee stock purchase plan	455	566	379
Common stock issued pursuant to business combinations	5,208	1,022	5,176
Common stock issued pursuant to securities purchase agreement	—	374	—
Common stock issued upon conversion of preferred stock	3,334	—	—
Other	—	—	166
Shares outstanding, end of period	98,796	75,481	53,597

2018 Sales Agreement
In August 2018, we entered into a Common Stock Sales Agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we could offer and sell from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed $75.0 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on The New York Stock Exchange, and also may sell the shares in privately negotiated transactions, subject to our prior approval. Per the terms of the agreement, Cowen receives a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. In March 2019, we amended the 2018 Sales Agreement to increase the aggregate amount of our common stock to be sold under this agreement to an amount not to exceed $175.0 million. During 2018, we sold a total of 4.3 million shares of common stock under the 2018 Sales Agreement at an average price of $14.13 per share, for aggregate gross proceeds of $61.1 million and net proceeds of $58.9 million. During the year ended December 31, 2019, we sold a total of 0.8 million shares of common stock under the 2018 Sales Agreement at an average price of $25.71 per share, for gross proceeds of $20.2 million and net proceeds of $19.5 million.
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
Private placement
In August 2017, in a private placement to certain accredited investors, we issued 5.2 million shares of common stock at a price of $8.50 per share, and 3.5 million shares of our Series A convertible preferred stock at a price of $8.50 per share, for gross proceeds of approximately $73.5 million and net proceeds of $68.9 million. The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. During the year ended December 31, 2019, 3.3 million shares of Series A convertible preferred stock were converted to 3.3 million shares of common stock.
Common stock warrants
As of December 31, 2019, we had outstanding warrants to purchase common stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Warrants issued in exchange for CombiMatrix Series F warrants	November 2017	March 2021	$5.95	377,735
Warrants issued to lender under a 2017 loan agreement	March 2017	March 2027	$10.27	116,845
Warrants issued to lender under 2017 loan agreement - 2018 amendment	March 2018	March 2028	$7.02	85,482
				580,062

The exercise price of warrants issued in exchange for CombiMatrix Series F warrants was determined pursuant to the terms of the acquisition. The CombiMatrix Series D warrants expired during the year ended December 31, 2018. The exercise price of the warrants issued to the lender under the 2017 Loan Agreement was the closing price of Invitae's common stock on the date of the agreements.

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
RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. In June 2019, we granted Time-based RSUs in connection with the acquisition of Singular Bio which vest in three equal installments over a period of 18 months and PRSUs that vest based on the achievement of performance conditions; see further details in Note 4, "Business combinations."
Under our management incentive compensation plan, in July 2019 we granted PRSUs to our executive officers as well as other specified senior level employees based on the level of achievement of a specified 2019 revenue goal. These PRSUs will vest beginning in 2020 over a period of two years and may range from 0% to 115% of the target amount of 1.0 million shares. As of December 31, 2019, these PRSUs had a fair value of $18.0 million based on an estimated issuance of 0.8 million shares and expectation of achievement of the performance conditions, of which $6.5 million was recorded as stock-based compensation expense during the year ended December 31, 2019. No PRSUs were granted during the years ended December 31, 2018 and 2017.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2018	118	3,855	$8.54	6.8	$9,927
Additional shares reserved	13,019	—
Options granted	(193)	193	$24.16
Options cancelled	38	(38)	$13.24
Options exercised	—	(468)	$7.38
RSUs and PRSUs granted(1)	(7,785)	—
RSUs and PRSUs cancelled	247	—
Balance at December 31, 2019	5,444	3,542	$9.49	6.1	$24,966
Options exercisable at December 31, 2019		3,019	$8.77	5.8	$22,399
Options vested and expected to vest at December 31, 2019		3,474	$9.38	6.1	$24,682

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
The weighted-average fair value of options to purchase common stock granted was $14.52, $4.87 and $5.82 in the years ended December 31, 2019, 2018 and 2017, respectively.
The total grant-date fair value of options to purchase common stock vested was $4.3 million, $5.9 million and $6.9 million in the year ended December 31, 2019, 2018, and 2017, respectively.
The intrinsic value of options to purchase common stock exercised was $6.3 million, $1.7 million and $2.1 million in the years ended December 31, 2019, 2018 and 2017, respectively.
The following table summarizes RSU activity, which includes the Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio and PRSUs granted related to our management incentive compensation plan (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2018	4,031	$8.35
RSUs granted	1,599	$20.98
Time-based RSUs and PRSUs granted - Singular Bio (1)	5,231	$16.16
PRSUs granted	955	$22.62
RSUs vested	(2,684)	$13.25
RSUs cancelled	(247)	$11.97
Balance at December 31, 2019	8,885	$15.17

 (1) The Time-based RSUs and PRSUs granted as a part of the Singular Bio acquisition in June 2019 are based on a fixed dollar value. The number of shares issued and weighted-average grant date fair value per share will be variable until the awards vest. See further details in Note 4, "Business combinations."
2015 employee stock purchase plan
In January 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At December 31, 2019, cash received from payroll deductions pursuant to the ESPP was $1.0 million.
The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At December 31, 2019, a total of 0.6 million shares of common stock are reserved for issuance under the ESPP.
Stock-based compensation
We use the grant date fair value of our common stock to value options when granted. In determining the fair value of stock options and ESPP purchases, we use the Black-Scholes option-pricing model and, for stock options, the assumptions discussed below. Each of these inputs is subjective and its determination generally requires significant judgment. The fair value of RSU and PRSU awards is based on the grant date share price. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and RSUs and on an accelerated basis for PRSUs.
Expected term—The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).
Expected volatility—We estimate expected volatility based on the historical volatility of our common stock over a period equal to the expected term of stock option grants and RSUs and over the expected six-month term ESPP purchase periods.
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
The fair value of share-based payments for stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.0	6.0	6.0
Expected volatility	64.2%	59.6%	72.6%
Risk-free interest rate	2.6%	2.8%	2.0%

The fair value of shares purchased pursuant to the ESPP is estimated using the Black‑Scholes option pricing model. For the years ended December 31, 2019, 2018 and 2017, the weighted-average grant date fair value per share for the ESPP was $6.05, $3.26 and $2.51, respectively.
The fair value of the shares purchased pursuant to the ESPP was estimated using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	0.5	0.5	0.5
Expected volatility	66.3%	71.7%	52.5%
Risk-free interest rate	2.0%	2.1%	1.2%

The following table summarizes stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$4,563	$2,960	$2,093
Research and development	52,450	7,017	6,158
Selling and marketing	7,641	4,887	3,956
General and administrative	11,294	5,986	7,014
Total stock-based compensation expense	$75,948	$20,850	$19,221

At December 31, 2019, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $3.2 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.0 years. Unrecognized compensation expense related to RSUs, including PRSUs, at December 31, 2019, net of estimated forfeitures, was $85.2 million, which we expect to recognize on a straight-line basis over a weighted-average period of 1.1 years.
11. Income taxes
We recorded a benefit for income taxes in the years ended December 31, 2019, 2018 and 2017. The components of net loss before taxes by U.S. and foreign jurisdictions are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$260,531	$132,194	$124,108
Foreign	(116)	(39)	1,128
Total	$260,415	$132,155	$125,236

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
Foreign	85	62	—
Total current benefit for income taxes	85	62	—
Deferred:
Federal	(16,011)	(2,862)	(1,704)
State	(2,524)	—	(152)
Total deferred benefit for income taxes	(18,535)	(2,862)	(1,856)
Total income tax benefit	$(18,450)	$(2,800)	$(1,856)

The following table presents a reconciliation of the tax expense computed at the statutory federal rate and our tax expense for the periods presented:

	Year Ended December 31,
	2019	2018	2017
U.S. federal taxes at statutory rate	21.0%	21.0%	34.0%
State taxes (net of federal benefit)	3.7%	5.2%	3.3%
Stock-based compensation	1.3%	(0.7)%	(1.1)%
Research and development credits	—%	2.7%	—%
Non-deductible expenses	(1.6)%	(0.6)%	—%
Foreign tax differential	—%	—%	(0.3)%
Other	—%	—%	—%
Change in valuation allowance	(17.3)%	(25.5)%	(34.4)%
Change in deferred—Tax Reform	—%	—%	(39.0)%
Change in valuation allowance—Tax Reform	—%	—%	39.0%
Total	7.1%	2.1%	1.5%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$173,182	$76,972
Tax credits	—	15
Revenue recognition differences	3,070	47,650
Leasing Liabilities	11,626	—
Accruals and other	16,621	7,262
Gross deferred tax assets	204,499	131,899
Valuation allowance	(145,318)	(121,954)
Total deferred tax assets	59,181	9,945
Deferred tax liabilities:
Amortization and depreciation	(31,037)	(9,945)
Convertible Senior Notes	(17,720)	—
Leasing Assets	(10,424)	—
Total deferred tax liabilities	(59,181)	(9,945)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes included among other items, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act was generally effective January 1, 2018, GAAP required recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. As a result of the lower corporate tax rate enacted as part of the Tax Act, during 2017, the Company recorded a provisional estimate to reduce deferred tax assets by $48.8 million offset by a corresponding reduction in the valuation allowance resulting in no net impact to our income tax benefit or expense.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, during 2017, we recorded a provisional estimate which resulted in a $48.8 million reduction in deferred tax assets and in the fourth quarter of 2018, we completed our analysis of the impact of the Tax Act and determined that no material adjustments were required to the provisional amounts previously recorded.
We established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding realization of such assets. Our valuation allowance increased by $23.4 million, $26.3 million, and $2.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, we had net operating loss carryforwards of approximately $705.9 million and $388.9 million available to reduce future taxable income, if any, for Federal and state income tax purposes, respectively. Of the $705.9 million, $285.1 million will begin to expire in 2030 while $420.8 million have no expiration date. The state net operating loss carryforwards will begin to expire in 2030.
As of December 31, 2019, we had research and development credit carryforwards of approximately $15.3 million and $11.7 million available to reduce our future tax liability, if any, for Federal and state income tax purposes, respectively. The Federal credit carryforwards begin to expire in 2030. California credit carryforwards have no expiration date.
Internal Revenue Code ("IRC") section 382 places a limitation (the “Section 382 limitation” or “annual limitation”) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Similar provisions exist for states. In addition, and as a result of the acquisitions of Good Start Genetics and CombiMatrix in 2017 and Singular Bio, Jungla and Clear Genetics in 2019, tax loss carryforwards from acquired entities are also subject to the Section 382 limitation due to the change in control in the acquired entities in the current year.
As a result of equity issued in connection with our acquisitions, we performed a section 382 analysis with respect to our legacy operating loss and credit carryforwards. We concluded while an ownership change occurred as defined under IRC section 382, none of our legacy carryforwards would expire unused solely as a result of annual limitations imposed on the use of the carryforwards under IRC sections 382 and 383.
As of December 31, 2019, we had unrecognized tax benefits of $27.0 million, which primarily relates to research and development credits, none of which would currently affect our effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. Unrecognized tax benefits are not expected to change in the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Unrecognized tax benefits, beginning of period	$16,375	$10,561	$7,791
Gross increases—current period tax positions	10,311	5,686	2,552
Gross increases—prior period tax positions	299	128	218
Unrecognized tax benefits, end of period	$26,985	$16,375	$10,561

Our policy is to include penalties and interest expense related to income taxes as a component of tax expense. We have not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2019, 2018 and 2017.
Our major tax jurisdictions are the United States and California. All of our tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. We do not have any tax audits pending.

12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2019	2018	2017
Net loss	$(241,965)	$(129,355)	$(123,380)
Shares used in computing net loss per share, basic and diluted	90,859	66,747	46,512
Net loss per share, basic and diluted	$(2.66)	$(1.94)	$(2.65)

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Shares of common stock subject to outstanding options	3,662	4,028	4,485
Shares of common stock subject to outstanding warrants	592	1,513	343
Shares of common stock subject to outstanding RSUs	5,293	3,476	2,067
Shares of common stock subject to outstanding PRSUs	1,860	—	41
Shares of common stock pursuant to ESPP	239	294	146
Shares of common stock underlying Series A convertible preferred stock	702	3,459	1,421
Shares of common stock subject to Convertible Senior Notes exercise	3,612	—	—
Total shares of common stock equivalents	15,960	12,770	8,503

13. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$202,550	$138,239	$62,446
Canada	4,356	4,206	3,226
Rest of world	9,918	5,254	2,549
Total revenue	$216,824	$147,699	$68,221

As of December 31, 2019 and 2018, all long-lived assets were located in the United States.

14. Selected quarterly data (unaudited)
The following table summarizes our quarterly financial information for 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$40,553	$53,475	$56,511	$66,285
Cost of revenue	$21,254	$28,006	$32,120	$36,723
Loss from operations	$(36,207)	$(51,886)	$(76,983)	$(79,036)
Net loss(1)	$(37,677)	$(48,676)	$(78,707)	$(76,905)
Net loss per share, basic and diluted(2)	$(0.47)	$(0.54)	$(0.82)	$(0.79)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$27,671	$37,306	$37,366	$45,356
Cost of revenue	$18,076	$20,447	$20,441	$21,141
Loss from operations	$(36,475)	$(30,068)	$(30,110)	$(25,904)
Net loss(1)	$(36,120)	$(31,671)	$(31,723)	$(29,841)
Net loss per share, basic and diluted(2)	$(0.66)	$(0.47)	$(0.45)	$(0.40)
___________________________________________________________________

(1)
Includes $8.9 million and $5.3 million of debt extinguishment costs during the three months ended September 30, 2019 and December 31, 2018, respectively. See Note 8, "Commitments and contingencies" for further information.

(2)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net loss per share information may not equal annual net loss per share.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

ITEM 9A.	Controls and Procedures.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining internal control over our financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Invitae Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Invitae Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Invitae Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Invitae Corporation as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Redwood City, California
February 28, 2020

ITEM 9B.	Other Information.
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors,” contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2019 in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders, or the Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information About our Executive Officers” and is incorporated herein by reference.
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.
Our board of directors has adopted a code of business conduct and a code of ethics for senior financial officers applicable to our Chief Executive Officer and Chief Financial Officer as well as other key management employees addressing ethical issues. The code of business conduct and the code of ethics are each posted on our website www.invitae.com. The code of business conduct and the code of ethics can only be amended by the approval of a majority of our board of directors. Any waiver to the code of business conduct for an executive officer or director or any waiver of the code of ethics may only be granted by our board of directors or our nominating and corporate governance committee and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee. Stockholders may request a free copy of our code of business conduct and code of ethics by contacting Invitae Corporation, Attention: Chief Financial Officer, 1400 16th Street, San Francisco, California 94103. None of the materials on, or accessible through, our website is part of this report or incorporated by reference herein.
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
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the information under the caption “Election of Directors-Certain Relationships and Related Transactions,” "Election of Directors-Corporate Governance" and “Director Independence” contained in the Proxy Statement.

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

2.1@
Agreement and Plan of Merger and Reorganization, dated as of June 14, 2019, by and among Invitae Corporation, Santa Barbara Merger Sub, Singular Bio, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

2.2@
Stock Purchase and Merger Agreement, dated as of July 11, 2019, by and among Invitae Corporation, Jumanji, LLC, Jungla Inc., and Fortis Advisors LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

2.3@*^
Agreement and Plan of Merger, dated as of November 8, 2019, by and among Invitae Corporation, Catalina Merger Sub A Inc., Catalina Merger Sub B LLC, Clear Genetics, Inc. and Shareholder Representative Services LLC.

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

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.3	Amended and Restated Registration Rights Agreement, dated as of July 31, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2017).

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

4.6
Form of Registration Rights Agreement by and among Invitae Corporation and certain stockholders of Singular Bio, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

4.7
Form of Registration Rights Agreement by and among Invitae Corporation and certain stockholders of Jungla Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

4.8*	Form of Registration Rights Agreement by and among the Registrant and certain stockholders of Clear Genetics, Inc.

4.9
Indenture dated as of September 10, 2019, between Invitae Corporation and U.S. Bank National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 11, 2019).

Exhibit Number	Description
10.1#
Form of Indemnification Agreement between Invitae Corporation and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑201433), as amended, declared effective on February 11, 2015).

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

10.5#
Invitae Corporation 2015 Stock Incentive Plan (as amended and restated as of June 11, 2019) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

10.10#
Form of Notice of Time-Based Restricted Stock Unit Award and Time-Based Restricted Stock Unit Agreement for Awards Granted under the Invitae Corporation 2015 Stock Incentive Plan (Inducement) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.11#^
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement for Awards under the Invitae Corporation 2015 Stock Inventive Plan (Inducement) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.12#	Offer Letter, dated as of May 19, 2017, between Invitae Corporation and Shelly Guyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2017).

10.13
Lease Agreement dated as of September 2, 2015 by and between Invitae Corporation and 1400 16th Street LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed September 4, 2015).

10.14
Form of Warrant to Purchase Common Stock between Oxford Capital, LLC and Invitae Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.15
Sales Agreement dated as of August 9, 2018 between Invitae Corporation and Cowen and Company, LLC (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).

10.16
Amendment No. 1 to Sales Agreement dated as of February 28, 2019 between Invitae Corporation and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2019).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on the signature page to this Form 10‑K).

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Principal Financial and Accounting Officer’s Certifications Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1+	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes‑Oxley Act of 2002).

Exhibit Number	Description

32.2+	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes‑Oxley Act of 2002).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101).
__________________________________________

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
@	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
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

^	Portions of this Exhibit have been redacted in accordance with Item 601 of Regulation S-K
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
Sean E. George, Ph.D. President and Chief Executive Officer
Date: February 28, 2020
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sean E. George and Shelly D. Guyer, and each of them, his true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ Sean E. George, Ph.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2020
Sean E. George, Ph.D.

/s/ Shelly D. Guyer	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Shelly D. Guyer

/s/ Eric Aguiar, M.D.	Director	February 28, 2020
Eric Aguiar, M.D.

/s/ Geoffrey S. Crouse	Director	February 28, 2020
Geoffrey S. Crouse

/s/ Christine M. Gorjanc	Director	February 28, 2020
Christine M. Gorjanc

/s/ Chitra Nayak	Director	February 28, 2020
Chitra Nayak