Form 10-Q
period 2020-03-31
Invitae Corp
filed 2020-05-11
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of May 1, 2020 was 125,012,944.

PART I — Financial Information

ITEM 1. Consolidated Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$90,220	$151,389
Marketable securities	204,388	240,436
Accounts receivable	37,734	32,541
Prepaid expenses and other current assets	25,085	18,032
Total current assets	357,427	442,398
Property and equipment, net	41,085	37,747
Operating lease assets	37,588	36,640
Restricted cash	6,343	6,183
Intangible assets, net	163,378	125,175
Goodwill	177,432	126,777
Other assets	7,635	6,681
Total assets	$790,888	$781,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,982	$10,321
Accrued liabilities	88,793	64,814
Operating lease obligations	5,125	4,870
Finance lease obligations	1,370	1,855
Total current liabilities	121,270	81,860
Operating lease obligations, net of current portion	42,767	42,191
Finance lease obligations, net of current portion	1,019	1,155
Convertible senior notes, net	272,387	268,755
Deferred tax liability	10,250	—
Other long-term liabilities	17,062	8,000
Total liabilities	464,755	401,961
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	10	10
Accumulated other comprehensive income (loss)	1,294	(9)
Additional paid-in capital	1,182,033	1,138,316
Accumulated deficit	(857,204)	(758,677)
Total stockholders’ equity	326,133	379,640
Total liabilities and stockholders’ equity	$790,888	$781,601

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Test revenue	$63,078	$39,619
Other revenue	1,170	934
Total revenue	64,248	40,553
Cost of revenue	40,422	21,254
Research and development	55,668	17,994
Selling and marketing	42,120	24,193
General and administrative	23,822	13,319
Loss from operations	(97,784)	(36,207)
Other income, net	4,708	638
Interest expense	(5,451)	(2,108)
Net loss	$(98,527)	$(37,677)
Net loss per share, basic and diluted	$(0.99)	$(0.47)
Shares used in computing net loss per share, basic and diluted	99,632	79,369

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(98,527)	$(37,677)
Other comprehensive income:
Unrealized income on available-for-sale marketable securities, net of tax	1,303	13
Comprehensive loss	$(97,224)	$(37,664)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Common stock:
Balance, beginning of period	$10	$8
Common stock issued	—	1
Balance, end of period	10	9

Accumulated other comprehensive income (loss):
Balance, beginning of period	(9)	(5)
Unrealized income on available-for-sale marketable securities, net of tax	1,303	13
Balance, end of period	1,294	8

Additional paid-in capital:
Balance, beginning of period	1,138,316	678,548
Common stock issued in connection with public offering, net	—	184,490
Common stock issued on exercise of stock options, net	1,145	2,019
Common stock issued pursuant to exercises of warrants	27	88
Common stock issued or issuable pursuant to business combinations	42,453	416
Stock-based compensation expense	10,479	5,223
Reclassification of stock payable liabilities	(10,387)	—
Balance, end of period	1,182,033	870,784

Accumulated deficit:
Balance, beginning of period	(758,677)	(516,712)
Net loss	(98,527)	(37,677)
Balance, end of period	(857,204)	(554,389)
Total stockholders' equity	$326,133	$316,412

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(98,527)	$(37,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,056	3,286
Stock-based compensation	29,278	5,223
Amortization of debt discount and issuance costs	3,632	—
Remeasurements of liabilities associated with business combinations	(3,367)	(130)
Other	(659)	388
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(5,167)	2,596
Prepaid expenses and other current assets	(7,053)	(3,365)
Other assets	602	1,019
Accounts payable	13,085	(307)
Accrued expenses and other liabilities	(240)	601
Net cash used in operating activities	(62,360)	(28,366)
Cash flows from investing activities:
Purchases of marketable securities	—	(20,781)
Proceeds from sales of marketable securities	12,532	—
Proceeds from maturities of marketable securities	24,965	6,000
Acquisition of businesses, net of cash acquired	(32,199)	—
Purchases of property and equipment	(3,831)	(2,764)
Other	(667)	—
Net cash provided by (used in) investing activities	800	(17,545)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	—	184,490
Proceeds from issuance of common stock, net	1,172	2,107
Finance lease principal payments	(621)	(477)
Net cash provided by financing activities	551	186,120

Net increase (decrease) in cash, cash equivalents and restricted cash	(61,009)	140,209
Cash, cash equivalents and restricted cash at beginning of period	157,572	118,164
Cash, cash equivalents and restricted cash at end of period	$96,563	$258,373

Supplemental cash flow information of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$3,956	$2,389
Common stock issued for acquisition of businesses	$42,453	$416
Consideration payable for acquisition of businesses	$5,773	$—
Operating lease assets obtained in exchange for lease obligations, net	$2,131	$1,617

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. We utilize an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and patients. Our headquarters and main production facility is located in San Francisco, California. We currently have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. We offer genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets including four businesses in 2017 which expanded our suite of genome management offerings and facilitated our entry into prenatal and perinatal genetic testing, and three businesses in 2019 to advance our Non-Invasive Prenatal Screen ("NIPS") offering at lower costs, further enhance our genetic variant interpretation and expand our ability to scale and deliver genetic information. In 2020, we acquired Orbicule BV operating under the name "Diploid" ("Diploid") to enable us to quickly diagnose genetic disorders using artificial intelligence, as well as Genelex Solutions, LLC ("Genelex") and YouScript Incorporated ("YouScript") to bring pharmacogenetic testing and integrated clinical decision support to Invitae. Invitae operates in one segment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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

Significant customers are those that represent 10% or more of our total revenue presented on the consolidated statements of operations. Our revenue from significant customers as a percentage of our total revenue was as follows:

	Three Months Ended March 31,
	2020	2019
Medicare	21%	22%

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$90,220	$151,389
Restricted cash	6,343	6,183
Total cash, cash equivalents and restricted cash	$96,563	$157,572

Inventory
We maintain test reagents and other consumables primarily used in sample collection kits which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. Our inventory was $13.3 million and $6.6 million as of March 31, 2020 and December 31, 2019, respectively, and was recorded in prepaid expenses and other current assets on our consolidated balance sheets.
Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, finance leases and liabilities associated with business combinations. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of our finance leases approximate their fair values. Liabilities associated with business combinations are recorded at their estimated fair value.
Prior period reclassifications
We have reclassified certain amounts in prior periods to conform with current presentation.
Immaterial correction of an error
We determined the historical classification of certain acquisition-related obligations as equity and the subsequent measurement of such obligations was inappropriate and instead should have been classified as liabilities and subsequently measured at fair value with changes recognized in other income, net. We determined that the impact of the error to previously issued financial statements was not material and have corrected the immaterial error in the current period financial statements. The impact of this correction was an increase to other long-term liabilities of $10.1 million, a corresponding decrease to additional paid-in capital of $10.4 million and an increase to other income, net of $0.3 million.
Recent accounting pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

Recently adopted accounting pronouncements
In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires measurement and recognition of expected credit losses for financial assets. This guidance became effective for us beginning in the first quarter of 2020 and was adopted using a modified retrospective approach, with certain exceptions. The adoption of Topic 326 did not have a material impact on our consolidated financial statements as credit losses are not expected to be significant.
As part of our adoption of Topic 326, we assess our accounts receivables for expected credit losses at each reporting period by disaggregating by payer type and further by portfolios of customers with similar characteristics, such as customer type and geographic location. We then review each portfolio for expected credit losses based on historical payment trends as well as forward looking data and current economic trends. If a credit loss is determined, we record a reduction to our accounts receivable balance with a corresponding general and administrative expense.
In accordance with Topic 326, we no longer evaluate whether our available-for-sale debt securities in an unrealized loss position are other than temporarily impaired. Instead, we assess whether such unrealized loss positions are credit-related. Our expected loss allowance methodology for these securities is developed by reviewing the extent of the unrealized loss, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).
3. Revenue, accounts receivable and deferred revenue
Test revenue is generated from sales of diagnostic tests to three groups of customers: institutions, such as hospitals, clinics and partners; patients who pay directly; and patients’ insurance carriers. Amounts billed and collected, and the timing of collections, vary based on whether the payer is an institution, a patient or an insurance carrier. Other revenue consists principally of revenue recognized under collaboration and genome network agreements and is accounted for under the provisions provided in ASC 606, Revenue from Contracts with Customers.
The following table includes our revenues as disaggregated by payer category (in thousands):

	Three Months Ended March 31,
	2020	2019
Test revenue:
Institutions	$13,497	$8,154
Patient - direct	5,791	3,741
Patient - insurance	43,790	27,724
Total test revenue	63,078	39,619
Other revenue	1,170	934
Total revenue	$64,248	$40,553

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

	Three Months Ended March 31,
	2020	2019
Revenue	$1.4	$0.4
Loss from operations	$(1.4)	$(0.4)
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Influence of COVID-19
Our test volumes began decreasing significantly in the second half of March 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. While it is too early to predict the full impact COVID-19 will have on our business, we expect it to have a material impact on our financial results for at least the next quarter and for the foreseeable future.
 Approximately 8% of our workforce as of March 31, 2020 was impacted by a reduction in force in April 2020 in an initiative to manage costs and cash burn that resulted in one-time costs in the second quarter of 2020 of $3.8 million. In addition, effective May 2020, we have reduced the salaries of our named executive officers by approximately 20%.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law which was a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system, and in April 2020, we received $3.8 million as a part of this initiative. This payment will be recognized in our consolidated statement of operations in April 2020. At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act.
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
4. Business combinations
Singular Bio
In June 2019, we acquired 100% of the fully diluted equity of Singular Bio Inc. ("Singular Bio"), a privately held company developing single molecule detection technology, for approximately $57.3 million, comprised of $53.9 million in the form of 2.5 million shares of our common stock and the remainder in cash.
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

During the three months ended March 31, 2020, we recorded research and development stock-based compensation expense of $7.6 million related to the Time-based RSUs and $11.2 million related to the PRSUs based on our evaluations of the probability of achieving performance conditions. As of March 31, 2020, the Time-based RSUs and PRSUs had a total fair value of $43.1 million and $44.4 million, respectively, based on a total estimated issuance of 6.2 million shares and expectation of the achievement of the performance conditions. As of March 31, 2020, 0.8 million of the Time-based RSUs had vested and none of these PRSUs had vested.
Jungla
In July 2019, we acquired 100% of the equity interest of Jungla Inc. ("Jungla"), a privately held company developing a platform for molecular evidence testing in genes, for approximately $59.0 million, comprised of $44.9 million in the form of shares of our common stock and the remainder in cash. We agreed to pay a portion of the cash and issue approximately 0.2 million shares of our common stock after a 12-month period, subject to a hold back to satisfy indemnification obligations that may arise.
We may be required to pay contingent consideration based on achievement of post-closing development milestones. As of the acquisition date, the fair value of this contingent consideration was $10.7 million including cash and common stock. The milestones are expected to be completed within two years. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestones and the discount rate we used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which will be estimated at each reporting date with changes reflected as a general and administrative expense.
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
As of March 31, 2020, we had a stock payable liability of $2.7 million which represents the hold-back obligation to issue 0.2 million shares subject to indemnification claims that may arise in connection with our acquisition of Jungla. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input, with the change recorded in other income, net.
Clear Genetics
In November 2019, we acquired 100% of the equity interest of Clear Genetics Inc. ("Clear Genetics"), a developer of software for providing genetic services at scale, for approximately $50.1 million. Of the cash and stock purchase price consideration issued, $0.2 million of cash and approximately 0.4 million shares of our common stock are subject to a 12-month hold back to satisfy indemnification obligations that may arise.
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
As of March 31, 2020, we had a stock payable liability of $5.7 million which represents the hold-back obligation to issue 0.4 million shares subject to indemnification claims that may arise in connection with our acquisition of Clear Genetics. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input, with the change recorded in other income, net.
Diploid
In March 2020, we acquired 100% of the equity interest of Diploid, a developer of artificial intelligence software capable of diagnosing genetic disorders using sequencing data and patient information, for approximately $82.3 million in cash and shares of our common stock. Of the stock purchase price consideration issued, approximately 0.4 million shares are subject to a hold-back to satisfy indemnification obligations that may arise. We included the financial results of Diploid in our consolidated financial statements from the acquisition date, which were not material for the three months ended March 31, 2020.

The following table summarizes the purchase price recorded as a part of the acquisition of Diploid (in thousands):

Purchase Price
Cash transferred	$32,323
Hold-back consideration - common stock	7,538
Common stock transferred	42,453
Total	$82,314

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed through our acquisition of Diploid at the date of acquisition (in thousands):

Cash	$124
Accounts receivable	26
Developed technology	41,789
Total identifiable assets acquired	41,939
Accounts payable	(30)
Deferred tax liability	(10,250)
Net identifiable assets acquired	31,659
Goodwill	50,655
Total purchase price	$82,314

Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of Diploid as a business combination in which we determined that 1) Diploid was a business which combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.
Our purchase price allocation for the acquisition is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to our deferred tax liability assumed in connection with the acquisition. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible asset acquired is developed technology related to Diploid's artificial intelligence technology platform. The fair value of the developed technology was estimated using an income approach with an estimated useful life of nine years. As of the acquisition date, we recorded a stock payable liability of $7.5 million to represent the hold-back obligation to issue 0.4 million shares subject to indemnification claims that may arise. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input. As of March 31, 2020, the value of this liability was $5.8 million with the change recorded in other income, net.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Diploid resulted in the recognition of $50.7 million of goodwill which we believe relates primarily to expansion of the acquired technology to apply to new areas of genetic testing. Goodwill created as a result of the acquisition of Diploid is not deductible for tax purposes.
As part of our acquisition of Diploid, we intend to grant approximately $5.0 million of RSUs under our 2015 Stock Incentive Plan as inducement awards to new employees who joined Invitae in connection with the acquisition. As of March 31, 2020, the terms of these awards were still being finalized and therefore had not been granted.

5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$126,777
Goodwill acquired - Diploid	50,655
Balance as of March 31, 2020	$177,432

Intangible assets
The following table presents details of our intangible assets (in thousands):

	March 31, 2020				December 31, 2019
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)
Customer relationships	$23,763	$(5,841)	$17,922	10.0	$23,763	$(5,141)	$18,622	10.0
Developed technology	126,185	(11,291)	114,894	8.7	84,396	(8,476)	75,920	8.6
Non-compete agreement	286	(186)	100	5.0	286	(172)	114	5.0
Trade name	576	(519)	57	2.7	576	(480)	96	2.7
Patent licensing agreement	496	(79)	417	15.0	496	(70)	426	15.0
Favorable leases	247	(247)	—	2.2	247	(238)	9	2.2
In-process research and development	29,988	—	29,988	n/a	29,988	—	29,988	n/a
	$181,541	$(18,163)	$163,378	8.9	$139,752	$(14,577)	$125,175	8.9

Acquisition-related intangibles included in the above table are finite-lived, other than in-process research and development which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis, in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $3.6 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense is recorded to cost of revenue, research and development, sales and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of March 31, 2020 (in thousands):

2020 (remainder of year)	$13,568
2021	18,426
2022	16,721
2023	15,708
2024	15,430
Thereafter	53,537
Total estimated future amortization expense	$133,390

6. Balance sheet components
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$21,422	$18,352
Laboratory equipment	26,983	24,873
Computer equipment	6,476	5,995
Software	2,611	2,611
Furniture and fixtures	1,277	1,198
Automobiles	58	58
Construction-in-progress	10,239	10,795
Total property and equipment, gross	69,066	63,882
Accumulated depreciation and amortization	(27,981)	(26,135)
Total property and equipment, net	$41,085	$37,747

Depreciation expense was $2.0 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation and related expenses	$18,927	$16,440
Compensation and other liabilities associated with business combinations	55,789	30,560
Deferred revenue	1,460	1,429
Other	12,617	16,385
Total accrued liabilities	$88,793	$64,814

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

The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$32,653	$—	$—	$32,653	$32,653	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
U.S. treasury notes	137,937	1,157	—	139,094	139,094	—	—
U.S. government agency securities	64,857	137	—	64,994	—	64,994	—
Total financial assets	$235,747	$1,294	$—	$237,041	$171,747	$65,294	$—

Financial liabilities:
Stock payable liability				$14,362	$—	$—	$14,362
Contingent consideration				11,200	—	—	11,200
Total financial liabilities				$25,562	$—	$—	$25,562

March 31, 2020
Reported as:
Cash equivalents	$26,310
Restricted cash	6,343
Marketable securities	204,388
Total cash equivalents, restricted cash, and marketable securities	$237,041

Accrued liabilities	$8,500
Other long-term liabilities	$17,062

	December 31, 2019
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$39,396	$—	$—	$39,396	$39,396	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
U.S. treasury notes	150,627	—	(15)	150,612	150,612	—	—
U.S. government agency securities	193,302	6	—	193,308	—	193,308	—
Total financial assets	$383,625	$6	$(15)	$383,616	$190,008	$193,608	$—

Financial liabilities:
Contingent consideration				$11,300	—	—	$11,300
Total financial liabilities				$11,300	—	—	$11,300

December 31, 2019
Reported as:
Cash equivalents	$136,997
Restricted cash	6,183
Marketable securities	240,436
Total cash equivalents, restricted cash, and marketable securities	$383,616

Accrued liabilities	$3,300
Other long-term liabilities	$8,000

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at March 31, 2020 was nil. None of the available-for-sale securities held as of March 31, 2020 has been in a continuous unrealized loss position for more than one year. Interest income generated from our investments was $1.0 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively.

Our certificates of deposit and debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the three months ended March 31, 2020, the change in fair value related to stock payable liabilities recorded to other income, net was $3.4 million.
As of March 31, 2020, we had contingent obligations of $11.2 million of our common stock to the former owners of Jungla in conjunction with our acquisition of Jungla in July 2019. The amount of the contingent obligation is dependent upon achievement of certain post-close development milestones. We estimated the fair value of the contingent consideration as $10.7 million at the acquisition date in July 2019 using a discounted cash flow technique based on estimated achievement of the post-close milestones and discount rates which were Level 3 inputs not supported by market activity. These inputs can significantly affect the estimated fair value of the contingent consideration. The value of the liability is subsequently remeasured to fair value at each reporting date with changes recorded as general and administrative expense.
8. Commitments and contingencies
Leases
Operating leases
In 2015, we entered into a lease agreement for our headquarters and main production facility in San Francisco, California which commenced in 2016. This lease expires in 2026 and we may renew the lease for an additional ten years. This optional period was not considered reasonably certain to be exercised and therefore we determined the lease term to be a ten-year period expiring in 2026. In connection with the execution of the lease, we provided a security deposit of approximately $4.6 million which is included in restricted cash in our consolidated balance sheets. We also have other operating leases for office and laboratory space in California, Massachusetts and New York. We expect to enter into new leases and modifying existing leases as we support continued growth of our operations.
As of March 31, 2020, the weighted-average remaining lease term for our operating leases was 6.3 years and the weighted-average discount rate used to determine our operating lease liability was 11.6%. Cash payments included in the measurement of our operating lease liabilities were $2.7 million for the three months ended March 31, 2020.
The components of lease costs, which were included in cost of revenue, research and development, selling and marketing and general and administrative expenses on our consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$2,615	$2,517
Sublease income	—	(43)
Total operating lease costs	2,615	2,474
Finance lease costs	484	420
Total lease costs	$3,099	$2,894

Future minimum payments under non-cancelable operating leases as of March 31, 2020 are as follows (in thousands):

2020 (remainder of year)	$7,770
2021	10,671
2022	10,631
2023	10,424
2024	10,560
Thereafter	18,459
Future non-cancelable minimum operating lease payments	68,515
Less: imputed interest	(20,623)
Total operating lease liabilities	47,892
Less: current portion	(5,125)
Operating lease obligations, net of current portion	$42,767

Finance leases
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years with a weighted-average remaining lease term of 2.0 years as of March 31, 2020 and are typically secured by the underlying equipment. The weighted-average discount rate used to determine our finance lease liability was 5.7%. The portion of the future payments designated as principal repayment was classified as a finance lease obligation on our consolidated balance sheets. Finance lease assets are recorded within other assets on our consolidated balance sheet and were $5.1 million and $5.6 million as of March 31, 2020 and December 31, 2019, respectively. Cash payments included in the measurement of our finance lease liabilities were $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
Future payments under finance leases at March 31, 2020 are as follows (in thousands):

2020 (remainder of year)	$1,306
2021	611
2022	611
Total finance lease obligations	2,528
Less: interest	(139)
Present value of net minimum finance lease payments	2,389
Less: current portion	(1,370)
Finance lease obligations, net of current portion	$1,019

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
In September 2019, we settled our obligations under the 2018 Note Purchase Agreement in full for $85.7 million, which included repayment of principal of $75.0 million, accrued interest of $2.4 million, and prepayment fees of $8.9 million which were recorded as debt extinguishment costs in other income (expense), net in our statement of operations during the three months ended September 30, 2019.
Interest expense related to our debt financings, excluding the impact of our Convertible Senior Notes, was nil and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.
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
The Convertible Senior Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after

March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of March 31, 2020, none of the above circumstances had occurred and therefore the Convertible Senior Notes could not have been converted.
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
The Convertible Senior Notes as of March 31, 2020 consisted of the following (in thousands):

Outstanding principal	$350,000
Unamortized debt discount and issuance costs	(77,613)
Net carrying amount, liability component	$272,387

As of March 31, 2020, the fair value of the Convertible Senior Notes was $310.8 million. The estimated fair value of the Convertible Senior Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Senior Notes in an over-the-counter market. We recognized $5.4 million of interest expense related to the Convertible Senior Notes during the three months ended March 31, 2020.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At March 31, 2020, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $9.2 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at March 31, 2020 or December 31, 2019.
Contingencies
We were not a party to any material legal proceedings at March 31, 2020, or at the date of this report. We are and may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business. While we believe any such claims are unsubstantiated, and we believe we are in compliance with applicable laws and regulations applicable to our business, the resolution of any such claims could be material.

9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock:
Shares outstanding, beginning of period	125	3,459
Conversion into common stock	—	(3,334)
Shares outstanding, end of period	125	125

Common stock:
Shares outstanding, beginning of period	98,796	75,481
Common stock issued in connection with public offering	—	10,350
Common stock issued on exercise of stock options, net	178	260
Common stock issued pursuant to vesting of RSUs	426	121
Common stock issued pursuant to exercises of warrants	142	15
Common stock issued pursuant to business combinations	2,378	40
Common stock issued upon conversion of preferred stock	—	3,334
Shares outstanding, end of period	101,920	89,601

10. Stock incentive plans
Stock incentive plans
In 2010, we adopted the 2010 Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock-based awards to employees, directors and consultants under terms and provisions established by our Board of Directors. Under the terms of the 2010 Plan, options may be granted at an exercise price not less than the fair market value of our common stock. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options must be at least 110% of fair market of our common stock on the grant date, as determined by our Board of Directors. The terms of options granted under the 2010 Plan may not exceed ten years.
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
Under our management incentive compensation plan, in July 2019 we granted PRSUs to our executive officers as well as other specified senior level employees based on the level of achievement of a specified 2019 revenue goal. One-third of the 0.8 million shares that were ultimately awarded under this plan vested during the three months ended March 31, 2020 and the remaining awards will continue to vest over a period of two years.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2019	5,444	3,542	$9.49	6.1	$24,966
Additional shares reserved	4,552	—
Options exercised	—	(178)	6.44
RSUs and PRSUs granted(1)	(1,223)	—
RSUs and PRSUs cancelled	232	—
Balances at March 31, 2020	9,005	3,364	$9.66	5.9	$15,430
Options exercisable at March 31, 2020		2,954	$8.98	5.6	$14,187
Options vested and expected to vest at March 31, 2020		3,311	$9.56	5.9	$15,290

(1)
Includes the changes in the Time-based RSUs and PRSUs granted as a part of the Singular Bio acquisition in June 2019 which are based on a fixed dollar value. The number of shares issued will be variable until the awards vest. See further details in Note 4, "Business combinations."

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The total grant-date fair value of options to purchase common stock vested was $0.7 million and $1.1 million in the three months ended March 31, 2020 and 2019, respectively. The intrinsic value of options to purchase common stock exercised was $2.3 million and $3.3 million in the three months ended March 31, 2020 and 2019, respectively.
The following table summarizes RSU activity, which includes the changes in Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2019	8,885	$15.17
RSUs granted	218	$17.89
Time-based RSUs and PRSUs granted - Singular Bio (1)	1,005	$13.67
RSUs vested	(426)	$18.00
RSUs cancelled	(232)	$20.27
Balance at March 31, 2020	9,450	$14.82

(1)
Includes the changes in the Time-based RSUs and PRSUs granted as a part of the Singular Bio acquisition in June 2019 which are based on a fixed dollar value. The number of shares issued will be variable until the awards vest. The weighted-average grant date fair value per share reflects the fair value pricing of the full award. See further details in Note 4, "Business combinations."

 2015 Employee Stock Purchase Plan
In January 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At March 31, 2020, cash received from payroll deductions pursuant to the ESPP was $3.4 million. At March 31, 2020, a total of 1.6 million shares of common stock were reserved for issuance under the ESPP.

 Stock-based compensation
The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$861	$651
Research and development	22,204	1,805
Selling and marketing	1,823	1,243
General and administrative	4,390	1,524
Total stock-based compensation expense	$29,278	$5,223

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss	$(98,527)	$(37,677)
Shares used in computing net loss per share, basic and diluted	99,632	79,369
Net loss per share, basic and diluted	$(0.99)	$(0.47)

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Shares of common stock subject to outstanding options	3,478	3,759
Shares of common stock subject to outstanding warrants	489	609
Shares of common stock subject to outstanding RSUs	5,703	4,130
Shares of common stock subject to outstanding PRSUs	3,988	—
Shares of common stock pursuant to ESPP	368	213
Shares of common stock underlying Series A convertible preferred stock	125	2,465
Shares of common stock subject to convertible senior notes exercise	11,770	—
Total shares of common stock equivalents	25,921	11,176

12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$59,806	$37,645
Canada	1,219	965
Rest of world	3,223	1,943
Total revenue	$64,248	$40,553

13. Subsequent events
YouScript and Genelex
In March 2020, we entered into definitive agreements for 100% of the capital stock of YouScript, a privately held clinical decision support analytics platform, and Genelex, a privately held pharmacogenetic testing company. These transactions were subject to certain closing conditions which were satisfied in April 2020 at which point the transactions were consummated. At the closing of the transaction with YouScript, we issued an aggregate of 1.8 million shares of our common stock and approximately $23.6 million in cash to former securityholders of YouScript. Up to approximately $1.4 million in cash and 0.5 million additional shares of our common stock are subject to a hold-back to satisfy indemnification obligations that may arise following the closing of our acquisition of YouScript. At the closing of the transaction with Genelex, we issued an aggregate of 0.8 million shares and to former securityholders of Genelex. Up to 0.1 million of additional shares are subject to a hold back to satisfy indemnification obligations that may arise following the closing of our acquisition of Genelex. We would also become obligated pursuant to the terms of the Genelex acquisition agreement to issue additional shares of common stock to the former securityholders of Genelex if, within a specified period following the closing, Genelex achieves a certain product milestone, in which case we would thereafter issue to the former securityholders of Genelex shares of our common stock with a value equal to a portion of the gross revenues actually received by us for that product and similar products during an earn-out period of up to four years. Given the timing of the closing of these transactions, we are currently in the process of valuing the assets acquired and liabilities assumed. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition dates for the major classes of assets acquired and liabilities assumed and other related disclosures. We expect to disclose this and other related information in our Form 10-Q for the quarter ending June 30, 2020.
Public offering
In April 2020, we issued, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of approximately $173.0 million after deducting underwriting discounts and commissions and offering expenses.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Historic results are not necessarily indicative of future results.
This report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward‑looking statements. Forward‑looking statements include, but are not limited to, statements about:

•	our views regarding the future of genetic testing and its role in mainstream medical practice;

•	the impact of COVID-19 on our business and the actions we may take in response thereto;

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
Business overview
We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and facilitated our entry into prenatal and perinatal genetic testing, and three businesses in 2019 to advance our Non-Invasive Prenatal Screen ("NIPS") offering at lower costs, further enhance our genetic variant interpretation and expand our ability to scale and deliver genetic information. In 2020, we acquired Orbicule BV operating under the name "Diploid" ("Diploid") to enable us to quickly diagnose genetic disorders using artificial intelligence, as well as Genelex Solutions, LLC ("Genelex") and YouScript Incorporated ("YouScript") to bring pharmacogenetic testing and integrated clinical decision support to Invitae.
We have experienced rapid growth. For the years ended December 31, 2019, 2018 and 2017, our revenue was $216.8 million, $147.7 million, and $68.2 million, respectively, and we incurred net losses of $242.0 million, $129.4 million and $123.4 million, respectively. For the three months ended March 31, 2020 and 2019, our revenue was $64.2 million and $40.6 million, respectively, and we incurred net losses of $98.5 million and $37.7 million, respectively. At March 31, 2020, our accumulated deficit was $857.2 million. To meet the demands of scaling our business, we increased our number of employees to approximately 1,500 at March 31, 2020 from approximately 900 on March 31, 2019. Our sales force grew to approximately 300 at March 31, 2020 from approximately 170 at March 31, 2019.
Sales of our tests have grown significantly. In 2019, 2018 and 2017, we generated approximately 469,000, 292,000, and 145,000 billable tests, respectively. In the three months ended March 31, 2020, we generated approximately 151,000 billable tests compared to approximately 87,000 billable tests in the same period in 2019. Approximately 39% of the billable tests we performed in the first three months of 2020 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient which may result in further delay in payment for these tests.
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

Impact of COVID-19
Our test volumes began decreasing significantly in the second half of March 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. While it is too early to predict the full impact COVID-19 will have on our business, we expect it to have a material impact on our financial results for at least the next quarter and for the foreseeable future. In response to the pandemic we have implemented measures to protect the health of all of our employees during this time with additional measures in place to better protect our on-site lab production and support teams. Our production facilities currently remain fully operational. While we have not experienced significant disruption in our supply chain and we do not yet know the full impact COVID-19 will have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur.
Many announced healthcare guidelines call for a shift of regular physician visits and healthcare delivery activities to remote/telehealth formats. This is particularly important for patients who, despite the fall-out from COVID-19, continue to be diagnosed with critical diseases, like cancer, and for women who are pregnant or are trying to conceive. We believe our investments in new access platforms and technologies will position us well to provide a range of testing to clinicians and patients using a “clinical care from afar” model. An example is our rollout in April 2020 of our Gia telehealth platform. Gia, developed by Clear Genetics which we acquired in 2019, expands access to remote interaction between patients and clinicians as well as direct ordering of genetic tests. Such access could help to counteract some of the adverse in-office impacts of COVID-19, allowing continuation of key testing categories in a safe environment.
Given the unknown duration and extent of COVID-19’s impact on our business, and the healthcare system in general, we are adapting our spending and investment levels to evolving market conditions, including efforts to focus operating expense on increasing gross profit, putting additional hiring on hold and reducing headcount in certain areas, otherwise managing cash burn, and focusing commercial execution on workflows that support remote ordering, online support and telehealth. Approximately 8% of our workforce as of March 31, 2020 was impacted by a reduction in force in April 2020 in an initiative to manage costs and cash burn, which resulted in one-time costs in the second quarter of 2020 of $3.8 million. In addition, effective May 2020, we have reduced the salaries of our named executive officers by approximately 20%.
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
Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our customers' experience, and expand the functionality of our website. We will incur costs related to marketing and branding as we spread our initiatives beyond our current customer base and focus on providing access to customers through our website. We have hired additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facilities in San Francisco and Irvine to accommodate growth and as we expand internationally. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business.
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
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and patients and includes expenses for materials and supplies, personnel-related costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation, amortization of acquired intangibles and utilities. Costs associated with performing our tests are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform, however we expect a future increase in amortization of acquired intangible assets which is not dependent on sample volume. We anticipate our cost per test will generally decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions, although the cost per test may fluctuate from quarter to quarter. These reductions in cost per test will be likely be offset by new tests which often have a higher cost per test during the introductory phases before we are able to gain efficiencies.
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
We expense all research and development costs in the periods in which they are incurred. Our research and development expenses have increased as we continued our efforts to develop additional tests, made investments to reduce testing costs, streamlined our technology to provide patients access to testing, scaled our business domestically and internationally and acquired and integrated new technologies. In the near term, we expect these expenses to moderate as we titrate spending in response to reduced test volume related to COVID-19. Additionally, we expect stock-based compensation to significantly increase in future periods related to equity awards in connection with Singular Bio which we acquired in June 2019 and Diploid which we acquired in March 2020.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing expenses to decrease in subsequent quarters of 2020 as we focus on moderating our marketing and advertising spending and as a result of the reduction in our salesforce, however, these costs may fluctuate from quarter to quarter.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our co-development agreements; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to decrease in the second half of 2020 as a result of the reduction in our headcount and as we reduce discretionary spending in response to the impact of COVID-19, however, these costs may fluctuate from quarter to quarter.
Other income, net
Other income, net, primarily consists of adjustments to the fair value of our stock payable liabilities and income generated from our cash equivalents and marketable securities.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Results of operations
Three Months Ended March 31, 2020 and 2019
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,		Dollar Change	% Change
	2020	2019
Revenue:
Test revenue	$63,078	$39,619	$23,459	59%
Other revenue	1,170	934	236	25%
Total revenue	64,248	40,553	23,695	58%
Cost of revenue	40,422	21,254	19,168	90%
Research and development	55,668	17,994	37,674	209%
Selling and marketing	42,120	24,193	17,927	74%
General and administrative	23,822	13,319	10,503	79%
Loss from operations	(97,784)	(36,207)	(61,577)	170%
Other income, net	4,708	638	4,070	638%
Interest expense	(5,451)	(2,108)	(3,343)	159%
Net loss	$(98,527)	$(37,677)	$(60,850)	162%

Revenue
The increase in total revenue of $23.7 million for the three months ended March 31, 2020 compared to the same period in 2019 was due primarily to increased test volume. Billable test volumes increased to approximately 151,000 in the three months ended March 31, 2020 compared to 87,000 in the same period of 2019, an increase of 74 percent. While our test volumes increased in comparison to the prior year period, we began to see a significant decrease in the second half of March 2020 as a result of COVID-19 which continued into May 2020. Average revenue per test decreased to $418 per test in the three months ended March 31, 2020 compared to $455 per test in the comparable prior period primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $19.2 million for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to costs associated with increased test volume, partially offset by the effect of cost efficiencies. For the three months ended March 31, 2020, the number of samples accessioned increased to approximately 154,000 from approximately 94,000 for the same period in 2019. Cost per sample accessioned was $262 in the three months ended March 31, 2020 compared to $226 for the same period in 2019. The cost per sample accessioned increased primarily due to increase in amortization of acquired intangible assets of $2.4 million as well as changes in product mix. These increases were partially offset by production improvements which resulted in material efficiencies and automation and software improvements which reduced the medical interpretation time per report.
Research and development
The increase in research and development expense of $37.7 million for the three months ended March 31, 2020 compared to the same period in 2019 was due to the growth of the business as well as for costs related to our acquisition of Singular Bio, Inc. in June 2019. The increase primarily consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $35.1 million, principally reflecting increased headcount as well as $18.8 million of stock-based compensation related to equity awards granted to new employees who joined Invitae in connection with our acquisition of Singular Bio, an increase in technology costs of $1.5 million, and an increase in professional fees of $1.2 million.
Selling and marketing
The increase in selling and marketing expense of $17.9 million for the three months ended March 31, 2020 compared to the same period in 2019 was due primarily to the growth of the business and increased spending on marketing initiatives and principally consisted of the following elements: personnel-related costs increased by $10.9 million primarily reflecting increased headcount and includes an increase in sales commissions of $3.0 million; $3.2 million due to increases in marketing costs principally for branding initiatives and advertising; travel-related costs increased by $1.2 million; an increase of $1.2 million in allocations from other functional areas; and professional fees increased by $0.9 million.
General and administrative
The increase in general and administrative expense of $10.5 million for the three months ended March 31, 2020 compared to the same period in 2019 was due primarily to the growth of the business and principally consisted of the following elements: personnel-related costs increased by $6.8 million; legal and accounting services increased by $2.9 million which includes acquisition-related costs of $0.4 million related to Diploid; occupancy costs increased by $0.9 million; and travel-related costs increased by $0.8 million.
These cost increases were partially offset by an increase of $2.8 million in allocations of technology and facilities-related expenses to other functional areas.
Other income, net
The increase in other income, net of $4.1 million for the three months ended March 31, 2020 compared to the same period in 2019 was due principally to fair value adjustments related to our stock payable liabilities and increases in interest income generated on our cash equivalents and marketable securities.

Interest expense
The increase in interest expense of $3.3 million for the three months ended March 31, 2020 compared to the same period in 2019 was due to increased borrowings under our debt facilities as compared to the prior year period.
Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the three months ended March 31, 2020 and 2019, we had net losses of $98.5 million and $37.7 million, respectively, and we expect to incur additional losses in the near-term future. At March 31, 2020, we had an accumulated deficit of $857.2 million. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
Since inception, our operations have been financed primarily by net proceeds from sales of our capital stock, fees collected from our customers as well as borrowing from debt facilities and the issuance of Convertible Senior Notes.
In March 2019, we issued, in an underwritten public offering, an aggregate of 10.4 million shares of our common stock at a price of $19.00 per share, for gross proceeds of $196.7 million and net proceeds of $184.5 million. During 2019, we issued 0.8 million shares of common stock at an average price of $25.71 per share in an "at the market" offering for aggregate proceeds of $20.2 million and net proceeds of $19.5 million. In April 2020, we issued, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of approximately $173.0 million after deducting underwriting discounts and commissions and offering expenses.
In September 2019, we issued $350.0 of aggregate principal amount of Convertible Senior Notes which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our Convertible Senior Notes to settle our Note Purchase Agreement we entered into in November 2018.
At March 31, 2020 and December 31, 2019, we had $301.0 million and $398.0 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since our inception, and we expect to continue to incur losses in the near term. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2020 and fees collected from the sale of our tests will be sufficient to meet our anticipated cash requirements for the foreseeable future.
We may need additional funding to finance operations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and will determine the timing, nature and size of future financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. We also may elect to finance future acquisitions. In addition, the recent COVID-19 pandemic has caused disruption in the capital markets. It could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(62,360)	$(28,366)
Cash provided by (used in) investing activities	800	(17,545)
Cash provided by financing activities	551	186,120
Net increase (decrease) in cash, cash equivalents and restricted cash	$(61,009)	$140,209
Cash flows from operating activities
For the three months ended March 31, 2020, cash used in operating activities of $62.4 million principally resulted from our net loss of $98.5 million, partially offset by non-cash charges of $29.3 million for stock-based compensation, $6.1 million for depreciation and amortization, $3.6 million for amortization of debt discount and issuance costs related to our Convertible Senior Notes, and $3.4 million resulting from the remeasurements of liabilities associated with our business combinations. The net effect on cash of changes in net operating assets was an increase of cash of $1.2 million.
For the three months ended March 31, 2019, cash used in operating activities of $28.4 million principally resulted from our net loss of $37.7 million, partially offset by non-cash charges of $5.2 million for stock-based compensation, and $3.3 million for depreciation and amortization. The net effect on cash of changes in net operating assets was an increase of cash of $0.5 million.
Cash flows from investing activities
For the three months ended March 31, 2020, cash provided by investing activities of $0.8 million was due to net sales and maturities of marketable securities of $37.5 million partially offset by net cash used to acquire Diploid of $32.2 million and by cash used for purchases of property and equipment of $3.8 million.
For the three months ended March 31, 2019, cash used in investing activities of $17.5 million was due to net purchases of marketable securities of $14.8 million and cash used for purchases of property and equipment of $2.8 million.
Cash flows from financing activities
For the three months ended March 31, 2020, cash provided by financing activities of $0.6 million consisted of cash received from issuances of common stock of $1.2 million, partially offset by finance lease payments of $0.6 million.
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
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of March 31, 2020 (in thousands):

Contractual obligations:	Remainder of 2020	2021 and 2022	2023 and 2024	2025 and beyond	Total
Operating leases	$7,770	$21,302	$20,984	$18,459	$68,515
Finance leases	1,306	1,222	—	—	2,528
Convertible Senior Notes	—	—	350,000	—	350,000
Purchase commitments	4,452	3,815	860	108	9,235
Total	$13,528	$26,339	$371,844	$18,567	$430,278
See Note 8, "Commitments and contingencies" in the Notes to Condensed Consolidated Financial Statements for additional details regarding our leases, Convertible Senior Notes and purchase commitments.

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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $301.0 million at March 31, 2020, and consisted of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At March 31, 2020, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.
Although our Convertible Senior Notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of March 31, 2020, the fair market value of the Convertible Senior Notes was $310.8 million. For additional information about the Convertible Senior Notes, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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
ITEM 1A.  Risk Factors.
Risks related to our business and strategy
We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. Global health concerns relating to the COVID-19 pandemic have negatively affected the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, our personnel located at our headquarters and other offices in California, elsewhere in the United States and in other countries, are currently subject to shelter-in-place or stay-at-home orders from state and local governments. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may continue to negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and may continue to adversely affect demand for our tests. Many of our customers, including hospitals and clinics, have suspended non-emergency appointments and services, which has resulted in a significant decrease in our test volume. Travel bans, restrictions and border closures have also impacted our ability to ship test kits to and receive samples from our customers. In addition, certain aspects of our business, such as laboratory processes, cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time, and even if they are lifted, they may be implemented again if the COVID-19 pandemic returns in the future. These measures are likely to continue to adversely affect our test volume, sales activities and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we have acquired and those we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.
The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, the actions to contain the virus and treat its impact, and how quickly and to what extent normal economic and operating activities can resume. The  COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of laboratory supplies or a suspension of services from other laboratories or third parties. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our tests, could have a material adverse effect on the demand for our tests. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing our tests. Decreased demand for our tests, particularly in the United States, has negatively affected and could continue negatively affect our overall financial performance. Because a significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 has been significant, the COVID-19 pandemic has had and could continue to have a disproportionately negative impact on our business and financial results.
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the three months ended March 31, 2020, our net loss was $98.5 million. For the years ended December 31, 2019, 2018 and 2017, our net losses were $242.0 million, $129.4 million and $123.4 million, respectively. At March 31, 2020, our accumulated deficit was $857.2 million. While our revenue has increased over time, we expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $141.5 million, $63.5 million and $46.5 million in 2019, 2018, and 2017, respectively, and selling and marketing expenses of $122.2 million, $74.4 million, and $53.4 million in 2019, 2018, and 2017, respectively. We expect these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may also increase our operating expenses, and as we face decreases in test volume due to the impact of COVID-19. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
In the second quarter of 2019, we acquired Singular Bio, Inc., to assist in lowering the costs of our NIPS offering, in July 2019, we acquired Jungla Inc. to further enhance our genetic variant interpretation and the quality of results we deliver and in November 2019, we acquired Clear Genetics, Inc. to expand our ability to scale and deliver genetic information. In 2020, we acquired Orbicule BV operating under the name "Diploid" to enable us to quickly diagnose genetic disorders using artificial intelligence, as well as Genelex Solutions, LLC and YouScript Incorporated to bring pharmacogenetic testing and integrated clinical decision support to our offerings.
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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development and selling and marketing activities and pursue and integrate acquisitions. We believe our existing cash and cash equivalents as of March 31, 2020 and revenue from sales of our tests will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the foreseeable future. We may raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
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
In the ordinary course of our business, we collect and store sensitive data, including protected health information, or PHI, personally identifiable information, credit card information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We also communicate sensitive patient data through our various customer tools and platforms. In addition to storing and transmitting sensitive personal information that is subject to myriad legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions in our business and operations. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.
The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take what we believe to be reasonable and appropriate measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, altered, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, such as but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Heath Act, or HITECH, state data security and data breach notification laws, and related regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, our various customer tools and platforms are currently accessible through our online portal and/or through our mobile applications, and there is no guarantee we can protect our online portal or our mobile applications from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.

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
Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we may need to continue to expand our sales force with qualified and experienced personnel. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business, support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.
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
We may not be able to market or sell our current tests and any future tests we may develop or acquire effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests primarily through our internal sales force. Historically, our sales efforts have been focused primarily on hereditary cancer and more recently on reproductive health. Our efforts to sell our tests to clinicians and patients outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. In the past, we have increased our sales force each year in order to drive our growth. In addition to the efforts of our sales force, future sales will depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We also plan to continue to spend on consumer advertising in connection with our direct channel to consumers, which could be costly. We have limited experience implementing these types of marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.
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
We perform all of our tests at our production facilities in San Francisco and Irvine, California. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the substantial majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our bioinformatics analytical software systems, our database of information relating to genetic variations and their role in disease process and drug metabolism, our clinical report optimization systems, our customer-facing web-based software, our customer reporting, and our various customer tools and platforms. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance and other infrastructure operations. In addition, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities, including financial reporting.
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
At March 31, 2020, our total gross deferred tax assets were $204.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
In April 2020, we completed our acquisition of Genelex Solutions, LLC, which offers certain pharmacogenetic, or PGx, tests as LDTs. Recently the FDA has taken a more active role in the oversight of PGx tests offered as LDTs. In 2019, the FDA contacted several clinical laboratories, including Genelex, to demand changes to PGx test reports and marketing materials. In February 2020, the FDA issued a statement indicating that it continues to have concerns about the claims that certain clinical laboratories make with respect to their PGx tests, and published tables that list PGx associations for which FDA has determined that the data support therapeutic management recommendations, a potential impact on safety or response, or a potential impact on pharmacokinetic properties only, respectively. To date, however, the FDA has not provided any general guidance on the type(s) of claims or other characteristics that will cause a PGx test to fall outside FDA’s enforcement discretion. As such, the extent to which FDA will allow any laboratory, including Genelex or Invitae, to offer PGx tests in their current form without meeting FDA regulatory requirements for medical devices is unclear at this time.
In March 2020, a bill titled the “Verifying Accurate Leading-edge IVCT Development Act of 2020,” or VALID Act, was officially introduced in Congress. The bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test, or IVCT, category of regulated products, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill grandfathers many existing tests from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). Later that month, Senator Paul introduced the Verified Innovative Testing in American Laboratories Act of 2020, or VITAL Act, which proposes that all aspects of “laboratory-developed testing procedures” be subject to regulation under CLIA, and that no aspects of such procedures be subject to regulation by the FDA. We cannot predict if either of these bills will be enacted in their current (or any other) form and cannot quantify the effect of these bills on our business.
Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals may be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.
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
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certifications to conduct our tests at our laboratories in San Francisco and Irvine, California and in Seattle, Washington. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.
We are also required to maintain licenses to conduct testing in California and Washington. California and Washington laws establish standards for day-to-day operation of our clinical reference laboratories in San Francisco and Irvine, and in Seattle, respectively, which include the training and skills required of personnel and quality control. We also maintain out-of-state laboratory licenses to conduct testing on specimens from Maryland, New York, Pennsylvania and Rhode Island, and with respect to our laboratory in Washington, on specimens from California.

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
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA (as amended by the Further Consolidated Appropriations Act, 2020 and the Coronavirus Aid, Relief, and Economic Security Act, respectively) and its implementing regulations, clinical laboratories must report to CMS private payer rates beginning in 2017, and then in 2022 and every three years thereafter for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests and every year for advanced diagnostic laboratory tests.
We do not believe that our tests meet the definition of advanced diagnostic laboratory tests, but in the event that we seek designation for one or more of our tests as an advanced diagnostic laboratory test and the tests are determined by CMS to meet these criteria or new criteria developed by CMS, we would be required to report private payer data for those tests annually. Otherwise, we will be required to report private payer rates for our tests on an every three years basis starting in 2022. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties.
As set forth in the PAMA final rule, for tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020. Rates will be held at 2020 levels during 2021, and then, where applicable based upon median private payer rates reported in 2017 or 2022, reduced by up to 15% per test per year in each of 2022 through 2024 (with a second round of private payer rate reporting in 2022 to establish rates for 2023 through 2025).
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
Effective January 27, 2020, the NCD also established full coverage for FDA-approved or FDA-cleared NGS-based germline tests that report results using report templates that specify treatment options when ordered by the patient’s treating physician for patients with ovarian or breast cancer, a clinical indication for germline testing for hereditary breast or ovarian cancer, and a risk factor for germline breast or ovarian cancer, provided the patient has not previously been tested with the same germline test using NGS for the same germline genetic content. The NCD also gives MACs the authority to establish local coverage for NGS-based germline tests for ovarian or breast cancer that are not FDA-approved or FDA-cleared, as well as for NGS-based tests for any other cancer diagnosis (regardless of the test’s FDA regulatory status) when offered to patients meeting the above-referenced criteria for germline testing. Since we already have local coverage for our germline tests for ovarian and breast cancer, we believe that the NCD will not have a material impact on which of our tests will be reimbursable by CMS for Medicare patients.
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

During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls, our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting every fiscal year beginning in 2019. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of March 31, 2020, we had outstanding approximately 101.9 million shares of our common stock, options to purchase approximately 3.4 million shares of our common stock (of which approximately 3.0 million were exercisable as of that date), outstanding restricted stock units representing approximately 9.5 million shares of our common stock (which includes an estimated number of Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio), outstanding Series A convertible preferred stock convertible into approximately 0.1 million shares of our common stock and warrants to purchase 0.4 million shares of our common stock. The foregoing does not include additional shares that may be issuable in connection with indemnification hold backs related to our acquisitions, consideration of 2.3 million shares for our acquisition of YouScript in April 2020, consideration of 0.9 million shares for our acquisition of Genelex in April 2020, additional shares that may be issuable upon the achievement of certain milestones in connection with our acquisitions of Jungla and Genelex, inducement awards to be granted in connection with our acquisition of Diploid, or shares that may be issuable in the future in connection with the Convertible Senior Notes. In addition, up to $93.7 million of our common stock was available for sale as of March 31, 2020 pursuant to our at the market sales agreement and in April 2020, we closed an underwritten public offering of 20.4 million shares our common stock. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2020, we issued an aggregate of 2,378,307 shares of our common stock upon the closing of the acquisition of Diploid. This issuance was in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.
ITEM 6.  Exhibits.

Exhibit Number	Description

2.1+^	Share Purchase Agreement, dated as of March 10, 2020, by and among Invitae Corporation, Invitae Netherlands, B.V. and Peter Schols.

4.1	Registration Rights Agreement by and between the Registrant and Peter Schols.

10.1	Invitae Corporation 2015 Stock Incentive Plan, as amended and restated as of March 6, 2020.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

^	Portions of this Exhibit have been redacted in accordance with Item 601 of Regulation S-K.

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

Date: May 8, 2020