Form 10-Q
period 2020-06-30
Invitae Corp
filed 2020-08-04
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2020 was 131,785,131.

PART I — Financial Information

ITEM 1. Consolidated Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$168,203	$151,389
Marketable securities	253,933	240,436
Accounts receivable	27,905	32,541
Prepaid expenses and other current assets	21,081	18,032
Total current assets	471,122	442,398
Property and equipment, net	43,381	37,747
Operating lease assets	38,239	36,640
Restricted cash	6,343	6,183
Intangible assets, net	192,644	125,175
Goodwill	211,225	126,777
Other assets	6,921	6,681
Total assets	$969,875	$781,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,091	$10,321
Accrued liabilities	99,490	64,814
Operating lease obligations	6,339	4,870
Finance lease obligations	977	1,855
Total current liabilities	126,897	81,860
Operating lease obligations, net of current portion	42,134	42,191
Finance lease obligations, net of current portion	879	1,155
Convertible senior notes, net	276,092	268,755
Deferred tax liability	10,250	—
Other long-term liabilities	49,428	8,000
Total liabilities	505,680	401,961
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	13	10
Accumulated other comprehensive income (loss)	572	(9)
Additional paid-in capital	1,487,217	1,138,316
Accumulated deficit	(1,023,607)	(758,677)
Total stockholders’ equity	464,195	379,640
Total liabilities and stockholders’ equity	$969,875	$781,601

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Test revenue	$45,099	$52,302	$108,177	$91,921
Other revenue	1,092	1,173	2,262	2,107
Total revenue	46,191	53,475	110,439	94,028
Cost of revenue	42,952	28,006	83,374	49,260
Research and development	74,963	25,302	130,631	43,296
Selling and marketing	39,520	30,779	81,640	54,972
General and administrative	30,838	21,274	54,660	34,593
Loss from operations	(142,082)	(51,886)	(239,866)	(88,093)
Other income (expense), net	(21,436)	1,381	(16,728)	2,019
Interest expense	(5,485)	(2,121)	(10,936)	(4,229)
Net loss before taxes	(169,003)	(52,626)	(267,530)	(90,303)
Income tax benefit	(2,600)	(3,950)	(2,600)	(3,950)
Net loss	$(166,403)	$(48,676)	$(264,930)	$(86,353)
Net loss per share, basic and diluted	$(1.29)	$(0.54)	$(2.35)	$(1.01)
Shares used in computing net loss per share, basic and diluted	129,023	90,863	112,765	85,148

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(166,403)	$(48,676)	$(264,930)	$(86,353)
Other comprehensive income:
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(722)	(8)	581	5
Comprehensive loss	$(167,125)	$(48,684)	$(264,349)	$(86,348)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock:
Balance, beginning of period	$10	$9	$10	$8
Common stock issued	3	—	3	1
Balance, end of period	13	9	13	9

Accumulated other comprehensive income (loss):
Balance, beginning of period	1,294	8	(9)	(5)
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(722)	(8)	581	5
Balance, end of period	572	—	572	—

Additional paid-in capital:
Balance, beginning of period	1,182,033	870,784	1,138,316	678,548
Common stock issued in connection with public offering, net	217,486	—	217,486	184,490
Common stock issued on exercise of stock options, net	1,026	413	2,171	2,432
Common stock issued pursuant to exercises of warrants	35	25	62	113
Common stock issued pursuant to employee stock purchase plan	4,527	2,578	4,527	2,578
Common stock issued or issuable pursuant to business combinations	60,053	59,026	102,506	59,442
Stock-based compensation expense	22,057	11,733	32,536	16,956
Reclassification of stock payable liabilities	—	—	(10,387)	—
Balance, end of period	1,487,217	944,559	1,487,217	944,559

Accumulated deficit:
Balance, beginning of period	(857,204)	(554,389)	(758,677)	(516,712)
Net loss	(166,403)	(48,676)	(264,930)	(86,353)
Balance, end of period	(1,023,607)	(603,065)	(1,023,607)	(603,065)
Total stockholders' equity	$464,195	$341,503	$464,195	$341,503

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(264,930)	$(86,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,500	6,725
Stock-based compensation	81,124	19,540
Amortization of debt discount and issuance costs	7,337	—
Remeasurements of liabilities associated with business combinations	26,749	(286)
Benefit from income taxes	(2,600)	(3,950)
Other	(536)	1,182
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	4,939	3,153
Prepaid expenses and other current assets	(3,049)	(3,825)
Other assets	942	2,410
Accounts payable	9,185	(3,954)
Accrued expenses and other liabilities	3,585	4,267
Net cash used in operating activities	(122,754)	(61,091)
Cash flows from investing activities:
Purchases of marketable securities	(115,350)	(20,781)
Proceeds from sales of marketable securities	12,532	—
Proceeds from maturities of marketable securities	89,965	34,000
Acquisition of businesses, net of cash acquired	(57,576)	3,193
Purchases of property and equipment	(10,854)	(8,824)
Other	(1,334)	—
Net cash provided by (used in) investing activities	(82,617)	7,588
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	217,489	184,490
Proceeds from issuance of common stock, net	6,760	5,123
Finance lease principal payments	(1,154)	(1,031)
Other	(750)	—
Net cash provided by financing activities	222,345	188,582

Net increase in cash, cash equivalents and restricted cash	16,974	135,079
Cash, cash equivalents and restricted cash at beginning of period	157,572	118,164
Cash, cash equivalents and restricted cash at end of period	$174,546	$253,243

Supplemental cash flow information of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$1,570	$1,059
Common stock issued for acquisition of businesses	$75,682	$59,442
Consideration payable for acquisition of businesses	$16,813	$—
Operating lease assets obtained in exchange for lease obligations, net	$4,046	$5,615

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. We utilize an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and patients. Our main production facility is located in San Francisco, California. We currently have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. We offer genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and expanded our offering in reproductive health. In the first quarter of 2019, we introduced our non-invasive prenatal screen ("NIPS"). In June 2019, we launched a direct channel to consumers to increase accessibility to our testing platform. To improve our technology stack and reduce costs associated with variant interpretation, we acquired Singular Bio, Inc. ("Singular Bio") in June 2019, Jungla Inc. ("Jungla") in July 2019, and Oracle BV operating under the name "Diploid" in March 2020. To further expand our ability to scale and improve customer experience with patient support telehealth solutions and the use of chatbots, we acquired Clear Genetics, Inc. ("Clear Genetics") in November 2019. In April 2020, we acquired YouScript Incorporated ("YouScript") and Genelex Solutions, LLC ("Genelex") to expand content and improve customer experience by bringing pharmacogenetic testing and integrated clinical decision support to Invitae. In order to expand content and increase access to personalized oncology, we entered into a definitive agreement to acquire ArcherDX, Inc. ("ArcherDX") in June 2020 which we expect to close in the next few months, with a view towards integrating Invitae's germline testing with ArcherDX's tumor profiling and liquid biopsy technology and services into a single platform to enable precision medicine approaches from diagnostic testing to therapy optimization and monitoring. Invitae operates in one segment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
Significant customers are those that represent 10% or more of our total revenue presented on the consolidated statements of operations. Our revenue from significant customers as a percentage of our total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare	20%	23%	21%	22%
United Healthcare	*	10%	*	10%
* Balance represents less than 10% of total revenue

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$168,203	$151,389
Restricted cash	6,343	6,183
Total cash, cash equivalents and restricted cash	$174,546	$157,572

Inventory
We maintain test reagents and other consumables primarily used in sample collection kits which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. Our inventory was $11.1 million and $6.6 million as of June 30, 2020 and December 31, 2019, respectively, and was recorded in prepaid expenses and other current assets on our consolidated balance sheets. While we have not experienced significant disruption in our supply chain and we do not yet know the full impact COVID-19 will have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur.
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
Immaterial correction of an error
We determined the historical classification of certain acquisition-related obligations as equity and the subsequent measurement of such obligations was inappropriate and instead should have been classified as liabilities and subsequently measured at fair value with changes recognized in other income (expense), net during the three months ended March 31, 2020. We determined that the impact of the error to previously issued financial statements was not material and have corrected the immaterial error in the three months ended March 31, 2020. The impact of this correction was an increase to other long-term liabilities of $10.1 million, a corresponding decrease to additional paid-in capital of $10.4 million and an increase to other income, net of $0.3 million.

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
The following table includes our revenues as disaggregated by payer category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Test revenue:
Institutions	$9,531	$9,814	$23,028	$17,968
Patient - direct	4,298	4,056	10,089	7,797
Patient - insurance	31,270	38,432	75,060	66,156
Total test revenue	45,099	52,302	108,177	91,921
Other revenue	1,092	1,173	2,262	2,107
Total revenue	$46,191	$53,475	$110,439	$94,028

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$0.9	$2.4	$2.3	$2.8
Loss from operations	$(0.9)	$(2.4)	$(2.3)	$(2.8)
Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.03)

Influence of COVID-19
Our test volumes decreased significantly in the second half of March 2020 as compared to the first few months of 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. While it is too early to predict the full impact COVID-19 will have on our business, our test volumes have increased in April, May and June 2020 from the low in March 2020, although we are currently still experiencing reduced test volumes and changes in product mix due to the impact of COVID-19. We expect COVID-19 to have a material impact on our financial results for at least the next quarter and for the foreseeable future. We have reviewed and adjusted for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
Approximately 8% of our workforce as of March 31, 2020 was impacted by a reduction in force in April 2020 in an initiative to manage costs and cash burn that resulted in one-time costs in the second quarter of 2020 of $3.8 million. In addition, effective May 2020, we have reduced the salaries of our named executive officers by approximately 20%.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law which was a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system, and in April 2020, we received $3.8 million as a part of this initiative. This payment was recognized as other income (expense), net in our consolidated statement of operations during the three months ended June 30, 2020. At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act.
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

We granted approximately $90.0 million of restricted stock units ("RSU") under our 2015 Stock Incentive Plan as inducement awards to new employees who joined Invitae in connection with our acquisition of Singular Bio. $45.0 million of the RSUs are time-based and vest in three equal installments in December 2019, June 2020, and December 2020, subject to the employee's continued service with us ("Time-based RSUs") and $45.0 million of the RSUs are performance-based RSUs ("PRSUs") that vest upon the achievement of certain performance conditions. Since the number of awards granted is based on a 30-day volume weighted-average share price with a fixed dollar value, these Time-based RSUs and PRSUs are liability-classified and the fair value is estimated at each reporting period based on the number of shares that are expected to be issued at each reporting date and our closing stock price, which combined are categorized as Level 3 inputs. Therefore, fair value of the RSUs and PRSUs and the number of shares to be issued will not be fixed until the awards vest.
During the three and six months ended June 30, 2020, we recorded research and development stock-based compensation expense of $10.9 million and $18.5 million, respectively, related to the Time-based RSUs, and $18.9 million and $30.1 million, respectively, related to the PRSUs based on our evaluations of the probability of achieving performance conditions. As of June 30, 2020, the Time-based RSUs and PRSUs had a total fair value of $48.6 million and $54.4 million, respectively, based on a total estimated issuance of 4.4 million shares and expectation of the achievement of the performance conditions. During the three and six months ended June 30, 2020, 0.9 million of the Time-based RSUs and 0.6 million of the PRSUs vested with a total fair value of $26.8 million which was recorded in common stock issued or issuable pursuant to business combinations in the consolidated statements of stockholders' equity.
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
As of June 30, 2020, we had a stock payable liability related to our acquisition of Jungla of $6.0 million which represents the hold-back obligation to issue 0.2 million shares subject to indemnification claims that may arise. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input, with the change recorded in other income (expense), net. During July 2020, the hold-back shares were remitted in full to the former owners of Jungla.
Clear Genetics
In November 2019, we acquired 100% of the equity interest of Clear Genetics, a developer of software for providing genetic services at scale, for approximately $50.1 million. Of the cash and stock purchase price consideration issued, $0.2 million of cash and approximately 0.4 million shares of our common stock were subject to a 12-month hold back to satisfy indemnification obligations that may arise, 0.1 million of which were released during the three months ended June 30, 2020.
As of June 30, 2020, we had a stock payable liability related to our acquisition of Clear Genetics of $8.5 million which represents the hold-back obligation to issue 0.3 million shares subject to indemnification claims that may arise. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input, with the change recorded in other income (expense), net.

Diploid
In March 2020, we acquired 100% of the equity interest of Diploid, a developer of artificial intelligence software capable of diagnosing genetic disorders using sequencing data and patient information, for approximately $82.3 million in cash and shares of our common stock. Of the stock purchase price consideration issued, approximately 0.4 million shares are subject to a hold-back to satisfy indemnification obligations that may arise. We included the financial results of Diploid in our consolidated financial statements from the acquisition date, which were not material for the six months ended June 30, 2020.
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
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible asset acquired is developed technology related to Diploid's artificial intelligence technology platform. The fair value of the developed technology was estimated using an income approach with an estimated useful life of nine years. As of the acquisition date, we recorded a stock payable liability of $7.5 million to represent the hold-back obligation to issue 0.4 million shares subject to indemnification claims that may arise. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input. As of June 30, 2020, the value of this liability was $12.8 million with the change recorded in other income (expense), net.
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

In June 2020, we granted 0.2 million RSUs with a fair value of $3.6 million under our 2015 Stock Incentive Plan as inducement awards in connection with our acquisition of Diploid. These RSUs vest in two equal installments, in April 2021 and April 2022. The value of the awards was recognized as research and development stock-based compensation upon grant in June 2020 as there were no ongoing obligations required by the award recipients.
Genelex and YouScript
In April 2020, we acquired 100% of the equity interest of Genelex and YouScript to bring pharmacogenetic testing and integrated clinical decision support to Invitae. We acquired Genelex for approximately $13.2 million, primarily in shares of our common stock. Of the stock purchase price consideration issued, approximately 0.1 million shares are subject to a hold-back to satisfy indemnification obligations that may arise. We acquired YouScript for approximately $52.7 million, including cash consideration of $24.5 million and the remaining in shares of our common stock. Of the purchase price consideration for YouScript, approximately $1.4 million and 0.5 million shares of our common stock are subject to a hold-back to satisfy indemnification obligations that may arise. We included the financial results of Genelex and YouScript in our consolidated financial statements from the acquisition date, which were not material for the six months ended June 30, 2020. We recorded $0.9 million of transaction costs related to the acquisition of Genelex and YouScript as general and administrative expense during the six months ended June 30, 2020.
We may be required to pay contingent consideration in the form of additional shares of our common stock in connection with the acquisition of Genelex if, within a specified period following the closing, we achieve a certain product milestone, in which case we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn out period of up to four years. As of the acquisition date, the fair value of this contingent consideration was $2.0 million in the form of shares of our common stock. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate we used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date with changes reflected as general and administrative expense. As of June 30, 2020, the fair value of the contingent consideration was $2.6 million.
The following table summarizes the purchase prices recorded as a part of the acquisition of Genelex and YouScript (in thousands):

	Genelex	YouScript	Total
Cash transferred	$972	$24,462	$25,434
Hold-back consideration - cash	—	1,385	1,385
Hold-back consideration - common stock	781	5,392	6,173
Contingent consideration	1,994	—	1,994
Common stock transferred	9,463	21,464	30,927
Total	$13,210	$52,703	$65,913

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed through our acquisitions of Genelex and YouScript at the date of acquisition (in thousands):

	Genelex	YouScript	Total
Cash	$33	$24	$57
Accounts receivable	221	56	277
Prepaid expenses and other current assets	—	70	70
Operating lease assets	—	355	355
Developed technology	9,209	25,716	34,925
Total identifiable assets acquired	9,463	26,221	35,684
Current liabilities	(320)	(481)	(801)
Deferred tax liability	—	(2,600)	(2,600)
Other long-term liabilities	—	(163)	(163)
Net identifiable assets acquired	9,143	22,977	32,120
Goodwill	4,067	29,726	33,793
Total purchase price	$13,210	$52,703	$65,913

Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisitions of Genelex and YouScript as business combinations in which we determined that 1) Genelex and YouScript were businesses which combine inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired were not concentrated in a single identifiable asset or group of similar identifiable assets.
Our purchase price allocation for the acquisitions is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to our deferred tax liability assumed. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible assets acquired are the developed technologies related to Genelex's and YouScript's technology platforms. The fair value of the developed technologies were estimated using an income approach with an estimated useful life of eight years. As of the acquisition date, we recorded stock payable liabilities of $6.2 million to represent the hold-back obligation to issue shares subject to indemnification claims that may arise. These liabilities are adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input. As of June 30, 2020, the value of this liability was $16.0 million with the change recorded in other income (expense), net.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisitions of Genelex and YouScript resulted in the recognition of $33.8 million of goodwill which we believe relates primarily to future functionality and expansion of the acquired technologies. Of the goodwill recognized, $29.7 million related to the YouScript acquisition is not deductible for tax purposes.
ArcherDX
In June 2020, we entered into a definitive agreement with ArcherDX, a genomics analysis company democratizing precision oncology. Under the terms of the agreement, we will acquire ArcherDX for upfront consideration consisting of 30.0 million shares of Invitae common stock and $325.0 million in cash, plus up to an additional 27.0 million shares of Invitae common stock payable in connection with the achievement of certain milestones. The transaction is expected to close in several months from the signing of the definitive agreement, subject to customary closing conditions including approval by the stockholders of Invitae.
In connection with the proposed transaction with ArcherDX, we have entered into a definitive agreement to sell $275.0 million in common stock in a private placement at a price of $16.85 per share. The private placement is expected to close concurrently with the proposed combination, subject to the satisfaction of customary closing conditions. The proceeds from the private placement are expected to be used to fund a portion of the cash consideration payable in the proposed merger with ArcherDX. In addition, we have entered into a debt commitment letter for up to a $200.0 million senior secured term loan facility, subject to completion of certain customary closing conditions. In connection with the credit facility, we will issue warrants to purchase 1.0 million shares of our common stock with an exercise price of $16.85 per share subject to the funding of the credit facility. The term loan facility is available (i) to finance, in whole or in part, the proposed merger, (ii) to pay fees, costs and expenses related to the proposed merger, the debt financing and the other transactions related to the proposed merger and (iii) for other general working capital purposes. We will recognize these arrangements when the funding occurs which we expect to take place concurrently with the closing of the ArcherDX transaction.
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$126,777
Goodwill acquired - Diploid	50,655
Goodwill acquired - Genelex	4,067
Goodwill acquired - YouScript	29,726
Balance as of June 30, 2020	$211,225

Intangible assets
The following table presents details of our intangible assets (in thousands):

	June 30, 2020				December 31, 2019
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)
Customer relationships	$23,763	$(6,541)	$17,222	10.0	$23,763	$(5,141)	$18,622	10.0
Developed technology	161,110	(16,188)	144,922	8.6	84,396	(8,476)	75,920	8.6
Non-compete agreement	286	(200)	86	5.0	286	(172)	114	5.0
Trade name	576	(559)	17	2.7	576	(480)	96	2.7
Patent licensing agreement	496	(87)	409	15.0	496	(70)	426	15.0
Favorable leases	247	(247)	—	2.2	247	(238)	9	2.2
In-process research and development	29,988	—	29,988	n/a	29,988	—	29,988	n/a
	$216,466	$(23,822)	$192,644	8.8	$139,752	$(14,577)	$125,175	8.9

Acquisition-related intangibles included in the above table are finite-lived, other than in-process research and development which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis, in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $5.7 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $9.2 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense is recorded to cost of revenue, research and development, sales and marketing and general and administrative expense.

The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of June 30, 2020 (in thousands):

2020 (remainder of year)	$11,207
2021	22,793
2022	21,087
2023	20,074
2024	19,796
Thereafter	67,699
Total estimated future amortization expense	$162,656

6. Balance sheet components
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$23,251	$18,352
Laboratory equipment	30,668	24,873
Computer equipment	6,760	5,995
Software	2,611	2,611
Furniture and fixtures	1,277	1,198
Automobiles	58	58
Construction-in-progress	9,070	10,795
Total property and equipment, gross	73,695	63,882
Accumulated depreciation and amortization	(30,314)	(26,135)
Total property and equipment, net	$43,381	$37,747

Depreciation expense was $2.3 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation and related expenses	$20,144	$16,440
Compensation and other liabilities associated with business combinations	64,976	30,560
Deferred revenue	1,726	1,429
Other	12,644	16,385
Total accrued liabilities	$99,490	$64,814

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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$132,990	$—	$—	$132,990	$132,990	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
U.S. treasury notes	197,721	570	—	198,291	198,291	—	—
U.S. government agency securities	55,340	2	—	55,342	—	55,342	—
Total financial assets	$386,351	$572	$—	$386,923	$331,281	$55,642	$—

Financial liabilities:
Stock payable liability				$43,625	$—	$—	$43,625
Contingent consideration				18,018	—	—	18,018
Total financial liabilities				$61,643	$—	$—	$61,643

June 30, 2020
Reported as:
Cash equivalents	$126,647
Restricted cash	6,343
Marketable securities	253,933
Total cash equivalents, restricted cash, and marketable securities	$386,923

Accrued liabilities	$15,441
Other long-term liabilities	$46,202

	December 31, 2019
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$39,396	$—	$—	$39,396	$39,396	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
U.S. treasury notes	150,627	—	(15)	150,612	150,612	—	—
U.S. government agency securities	193,302	6	—	193,308	—	193,308	—
Total financial assets	$383,625	$6	$(15)	$383,616	$190,008	$193,608	$—

Financial liabilities:
Contingent consideration				$11,300	—	—	$11,300
Total financial liabilities				$11,300	—	—	$11,300

December 31, 2019
Reported as:
Cash equivalents	$136,997
Restricted cash	6,183
Marketable securities	240,436
Total cash equivalents, restricted cash, and marketable securities	$383,616

Accrued liabilities	$3,300
Other long-term liabilities	$8,000

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at June 30, 2020 was $80.2 million. None of the available-for-sale securities held as of June 30, 2020 have been in a continuous unrealized loss position for more than one year.

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
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the three and six months ended June 30, 2020, the change in fair value related to stock payable liabilities recorded to other income (expense), net was expense of $25.4 million and $21.7 million, respectively.
As of June 30, 2020, we had contingent obligations of $15.4 million of our common stock to the former owners of Jungla in connection with our acquisition of Jungla in July 2019. The amount of the contingent obligation is dependent upon achievement of certain post-close development milestones. We estimated the fair value of the contingent consideration as $10.7 million at the acquisition date in July 2019 using a discounted cash flow technique based on estimated achievement of the post-close milestones and discount rates which were Level 3 inputs not supported by market activity. These inputs can significantly affect the estimated fair value of the contingent consideration. The value of the liability is subsequently remeasured to fair value at each reporting date with changes recorded as general and administrative expense.
As of June 30, 2020, we had contingent obligations of $2.6 million of our common stock to the former owners of Genelex in connection with our acquisition of Genelex in April 2020. The amount of the contingent obligation is dependent upon achievement of a certain post-close milestone and the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn out period of up to four years. We estimated the fair value of the contingent consideration as $2.0 million at the acquisition date in April 2020 using a discounted cash flow technique based on estimated achievement of the post-close milestone, our estimate of amounts to ultimately be paid, and discount rates which were Level 3 inputs not supported by market activity. These inputs can significantly affect the estimated fair value of the contingent consideration. The value of the liability is subsequently remeasured to fair value at each reporting date with changes recorded as general and administrative expense.
8. Commitments and contingencies
Leases
Operating leases
In 2015, we entered into a lease agreement for our headquarters and main production facility in San Francisco, California which commenced in 2016. This lease expires in 2026 and we may renew the lease for an additional ten years. This optional period was not considered reasonably certain to be exercised and therefore we determined the lease term to be a ten-year period expiring in 2026. In connection with the execution of the lease, we provided a security deposit of approximately $4.6 million which is included in restricted cash in our consolidated balance sheets. We also have other operating leases for office and laboratory space in California, Massachusetts, New York and Washington. We expect to enter into new leases and modifying existing leases as we support continued growth of our operations.
As of June 30, 2020, the weighted-average remaining lease term for our operating leases was 5.9 years and the weighted-average discount rate used to determine our operating lease liability was 11.5%. Cash payments included in the measurement of our operating lease liabilities were $2.7 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively.
The components of lease costs, which were included in cost of revenue, research and development, selling and marketing and general and administrative expenses on our consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$2,653	$2,564	$5,268	$5,081
Sublease income	—	(43)	—	(86)
Total operating lease costs	2,653	2,521	5,268	4,995
Finance lease costs	475	391	959	811
Total lease costs	$3,128	$2,912	$6,227	$5,806

Future minimum payments under non-cancelable operating leases as of June 30, 2020 are as follows (in thousands):

2020 (remainder of year)	$5,749
2021	11,693
2022	10,922
2023	10,424
2024	10,560
Thereafter	18,459
Future non-cancelable minimum operating lease payments	67,807
Less: imputed interest	(19,334)
Total operating lease liabilities	48,473
Less: current portion	(6,339)
Operating lease obligations, net of current portion	$42,134

Finance leases
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years with a weighted-average remaining lease term of 2.0 years as of June 30, 2020 and are typically secured by the underlying equipment. The weighted-average discount rate used to determine our finance lease liability was 5.6%. The portion of the future payments designated as principal repayment was classified as a finance lease obligation on our consolidated balance sheets. Finance lease assets are recorded within other assets on our consolidated balance sheet and were $4.7 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively. Cash payments included in the measurement of our finance lease liabilities were $0.6 million for each of the three months periods ended June 30, 2020 and 2019, and $1.3 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.
Future payments under finance leases at June 30, 2020 are as follows (in thousands):

2020 (remainder of year)	$741
2021	611
2022	612
Total finance lease obligations	1,964
Less: interest	(108)
Present value of net minimum finance lease payments	1,856
Less: current portion	(977)
Finance lease obligations, net of current portion	$879

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
Interest expense related to our debt financings, excluding the impact of our Convertible Senior Notes (defined below), was nil and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and nil and $3.9 million for the six months ended June 30, 2020 and 2019, respectively.

Convertible Senior Notes
In September 2019, we issued, at par value, $350.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2024 ("Convertible Senior Notes") in a private offering. The Convertible Senior Notes are our senior unsecured obligations and will mature on September 1, 2024, unless earlier converted, redeemed or repurchased. The Convertible Senior Notes bear cash interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020.
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
The Convertible Senior Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of June 30, 2020, none of the above circumstances had occurred and therefore the Convertible Senior Notes could not have been converted.
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
The Convertible Senior Notes as of June 30, 2020 consisted of the following (in thousands):

Outstanding principal	$350,000
Unamortized debt discount and issuance costs	(73,908)
Net carrying amount, liability component	$276,092

As of June 30, 2020, the fair value of the Convertible Senior Notes was $406.9 million. The estimated fair value of the Convertible Senior Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Senior Notes in an over-the-counter market. We recognized $5.5 million and $10.9 million of interest expense related to the Convertible Senior Notes during the three and six months ended June 30, 2020, respectively.

Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At June 30, 2020, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $6.0 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at June 30, 2020 or December 31, 2019.
Contingencies
We were not a party to any material legal proceedings at June 30, 2020, or at the date of this report. We are and may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business. While we believe any such claims are unsubstantiated, and we believe we are in compliance with applicable laws and regulations applicable to our business, the resolution of any such claims could be material.
9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible preferred stock:
Shares outstanding, beginning of period	125	125	125	3,459
Conversion into common stock	—	—	—	(3,334)
Shares outstanding, end of period	125	125	125	125

Common stock:
Shares outstanding, beginning of period	101,920	89,601	98,796	75,481
Common stock issued in connection with public offering	23,058	—	23,058	10,350
Common stock issued on exercise of stock options, net	130	80	308	340
Common stock issued pursuant to vesting of RSUs	3,055	1,124	3,481	1,245
Common stock issued pursuant to exercises of warrants	6	4	148	19
Common stock issued pursuant to employee stock purchase plan	342	235	342	235
Common stock issued pursuant to business combinations	2,778	2,719	5,156	2,759
Common stock issued upon conversion of preferred stock	—	—	—	3,334
Shares outstanding, end of period	131,289	93,763	131,289	93,763

2018 Sales Agreement
In August 2018, we entered into a Common Stock Sales Agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed $75.0 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on The New York Stock Exchange, and also may sell the shares in privately negotiated transactions, subject to our prior approval. Per the terms of the agreement, Cowen receives a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. In March 2019, we amended the 2018 Sales Agreement to increase the aggregate amount of our common stock to be sold under this agreement not to exceed $175.0 million. During the second quarter of 2020, we sold a total of 2.6 million shares of common stock under the 2018 Sales Agreement at an average price of $17.60 per share for aggregate gross proceeds of $46.0 million and net proceeds of $44.5 million. Pursuant to the Securities Purchase Agreement in connection with the private placement, we have agreed not to use the 2018 Sales Agreement unless certain conditions are met.
Public offering
In April 2020, we sold, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of $173.0 million after deducting underwriting discounts and commissions and offering expenses.
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
Under our management incentive compensation plan, in July 2019 we granted PRSUs to our executive officers as well as other specified senior level employees based on the level of achievement of a specified 2019 revenue goal. One-third of the 0.8 million shares that were ultimately awarded under this plan vested during the six months ended June 30, 2020 and the remaining awards will continue to vest over a period of two years. In June 2020, we granted 0.3 million PRSUs under this plan which are based on the level of achievement of a specified 2020 cash burn goal. These PRSUs will vest beginning in 2021 over a period of one year and may range from 0% to 100% of the target amount of shares, depending on eligibility and performance. As of June 30, 2020, these PRSUs had a fair value of $3.6 million based on an estimated issuance of 0.2 million shares and expectation of the performance condition.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2019	5,444	3,542	$9.49	6.1	$24,966
Additional shares reserved	5,027	—
Options granted	(282)	282	16.28
Options exercised	—	(308)	7.04
RSUs and PRSUs granted(1)	(3,150)	—
RSUs and PRSUs cancelled	337	—
Balances at June 30, 2020	7,376	3,516	$10.26	6.1	$70,414
Options exercisable at June 30, 2020		2,940	$9.30	5.5	$61,695
Options vested and expected to vest at June 30, 2020		3,414	$10.08	6.0	$68,992

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
The weighted-average fair value per share of options to purchase common stock granted was $10.10 and $14.52 in the six months ended June 30, 2020 and 2019, respectively. The total grant-date fair value of options to purchase common stock vested was $1.8 million and $2.5 million in the six months ended June 30, 2020 and 2019, respectively. The intrinsic value of options to purchase common stock exercised was $3.7 million and $4.5 million in the six months ended June 30, 2020 and 2019, respectively.
The following table summarizes RSU activity, which includes the changes in Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2019	8,885	$15.17
RSUs granted	3,739	$15.35
Time-based RSUs and PRSUs granted - Singular Bio (1)	(863)	$23.58
PRSUs granted	274	$16.17
RSUs vested	(3,481)	$15.32
RSUs cancelled	(337)	$18.83
Balance at June 30, 2020	8,217	$14.19

(1)
Includes the changes in the Time-based RSUs and PRSUs granted as a part of the Singular Bio acquisition in June 2019 which are based on a fixed dollar value. The number of shares issued will be variable until the awards vest which are adjusted above. The weighted-average grant date fair value per share reflects the fair value pricing of the full award. See further details in Note 4, "Business combinations."

 2015 Employee Stock Purchase Plan
In January 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At June 30, 2020, cash received from payroll deductions pursuant to the ESPP was $1.0 million. At June 30, 2020, a total of 1.2 million shares of common stock were reserved for issuance under the ESPP.

 Stock-based compensation
The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$2,356	$2,205	$3,217	$2,856
Research and development	41,565	6,767	63,769	8,572
Selling and marketing	3,298	2,914	5,120	4,157
General and administrative	4,627	2,431	9,018	3,955
Total stock-based compensation expense	$51,846	$14,317	$81,124	$19,540

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(166,403)	$(48,676)	$(264,930)	$(86,353)
Shares used in computing net loss per share, basic and diluted	129,023	90,863	112,765	85,148
Net loss per share, basic and diluted	$(1.29)	$(0.54)	$(2.35)	$(1.01)

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock subject to outstanding options	3,416	3,669	3,447	3,714
Shares of common stock subject to outstanding warrants	369	593	429	601
Shares of common stock subject to outstanding RSUs	6,403	4,569	5,716	4,350
Shares of common stock subject to outstanding PRSUs	2,379	—	2,586	—
Shares of common stock pursuant to ESPP	313	46	318	55
Shares of common stock underlying Series A convertible preferred stock	125	125	125	1,288
Shares of common stock subject to convertible senior notes exercise	11,555	—	11,555	—
Total shares of common stock equivalents	24,560	9,002	24,176	10,008

12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$43,334	$50,368	$103,140	$88,013
Canada	797	882	2,016	1,847
Rest of world	2,060	2,225	5,283	4,168
Total revenue	$46,191	$53,475	$110,439	$94,028

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
This report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward‑looking statements. Forward‑looking statements include, but are not limited to, statements about:

•	the structure, timing, potential benefits, stockholder approval and/or completion of the proposed acquisition of ArcherDX;

•	our views regarding the future of genetic testing and its role in mainstream medical practice;

•	the impact of COVID-19 on our business and the actions we may take in response thereto;

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
Business overview
We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, reproductive health, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. In addition to our own research and development expertise, we have established a track record of building for the near- and long-term with our M&A strategy. We acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and strengthened our offering in reproductive health. In the first quarter of 2019, we expanded our reproductive offering by introducing our non-invasive prenatal screen ("NIPS"). In June 2019, we launched a direct channel to consumers to increase accessibility to our testing platform. To improve our technology stack and reduce costs associated with variant interpretation, we acquired Singular Bio, Inc. ("Singular Bio") in June 2019, Jungla Inc. ("Jungla") in July 2019, and Oracle BV operating under the name "Diploid" in March 2020. To further expand our ability to scale and improve customer experience with patient support telehealth solutions and the use of intuitive chatbots, we acquired Clear Genetics, Inc. ("Clear Genetics") in November 2019. In April 2020, we acquired YouScript Incorporated ("YouScript") and Genelex Solutions, LLC ("Genelex") to expand content and improve customer experience by bringing pharmacogenetic testing and integrated clinical decision support to Invitae. In order to expand content and increase access to personalized oncology, we entered into a definitive agreement to acquire ArcherDX, Inc. ("ArcherDX") in June 2020 which we expect to close in the next few months, with a view towards integrating Invitae's germline testing with ArcherDX's tumor profiling and liquid biopsy technology and services into a single platform to enable precision medicine approaches from diagnostic testing to therapy optimization and monitoring.
We have experienced rapid growth. For the years ended December 31, 2019, 2018 and 2017, our revenue was $216.8 million, $147.7 million, and $68.2 million, respectively, and we incurred net losses of $242.0 million, $129.4 million and $123.4 million, respectively. For the six months ended June 30, 2020 and 2019, our revenue was $110.4 million and $94.0 million, respectively, and we incurred net losses of $264.9 million and $86.4 million, respectively. At June 30, 2020, our accumulated deficit was $1.0 billion. To meet the demands of scaling our business, we increased our number of employees to approximately 1,500 at June 30, 2020 from approximately 1,000 on June 30, 2019. Our sales force grew to approximately 270 at June 30, 2020 from approximately 190 at June 30, 2019.
Sales of our tests have grown significantly. In 2019, 2018 and 2017, we accessioned 482,000, 303,000, and 150,000 samples, respectively, and generated 469,000, 292,000, and 145,000 billable tests, respectively. In the six months ended June 30, 2020, we accessioned 274,000 samples and generated 264,000 billable tests compared to approximately 205,000 accessioned samples and 198,000 billable tests in the same period in 2019. Approximately 40% of the billable tests we performed in the first six months of 2020 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient which may result in further delay in payment for these tests.
We expect to incur operating losses for the near-term and may need to raise additional capital in order to fund our operations. If we are unable to achieve our revenue growth objectives and successfully manage our costs, we may not be able to achieve profitability.
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
Proposed merger with ArcherDX
On June 21, 2020, we, Apollo Merger Sub A Inc., a Delaware corporation and a wholly-owned subsidiary of Invitae ("Merger Sub A"), Apollo Merger Sub B LLC, a Delaware limited liability company and a wholly-owned subsidiary of Invitae ("Merger Sub B"), ArcherDX, and Kyle Lefkoff, solely in his capacity as holders’ representative, entered into an Agreement and Plan of Merger and Plan of Reorganization that provides for the acquisition of ArcherDX by Invitae. Subject to approval of Invitae’s stockholders and the satisfaction or (to the extent permitted by law) waiver of certain other closing conditions, Invitae will acquire ArcherDX through a two-step merger. Merger Sub A will merge with and into ArcherDX, with ArcherDX surviving the merger and becoming a wholly owned subsidiary of Invitae, referred to as the first merger. Promptly following the first merger, ArcherDX will merge with and into Merger Sub B, with Merger Sub B surviving as a wholly owned subsidiary of Invitae, referred to as the second merger. Such first merger and second merger are referred to collectively as the merger or the transaction.
Under the terms of the agreement, we will acquire ArcherDX for upfront consideration consisting of 30.0 million shares of Invitae common stock and $325.0 million in cash, plus up to an additional 27.0 million shares of Invitae common stock payable in connection with the achievement of certain milestones. The transaction is expected to close in several months from the signing of the definitive agreement, subject to customary closing conditions including approval by our stockholders. In connection with the proposed transaction with ArcherDX, we entered into a definitive agreement to sell $275.0 million in common stock in a private placement at a price of $16.85 per share. The private placement is expected to close concurrently with the proposed merger, subject to the satisfaction of customary closing conditions. The proceeds from the private placement are expected to be used to fund a portion of the cash consideration payable in the proposed merger with ArcherDX. In addition, we have entered into a debt commitment letter for up to a $200.0 million senior secured term loan facility, subject to completion of certain customary closing conditions. In connection with the credit facility, we will issue warrants to purchase 1.0 million shares of our common stock with an exercise price of $16.85 per share subject to the funding of the term loan facility. The term loan facility is available (i) to finance, in whole or in part, the proposed merger, (ii) to pay fees, costs and expenses related to the proposed merger, the debt financing and the other transactions related to the proposed merger and (iii) for other general working capital purposes. The closing of the private placement and the funding of the senior secured credit facility are expected to occur concurrently with the closing of the proposed merger.
Impact of COVID-19
Our test volumes decreased significantly in the second half of March 2020 as compared to the first few months of 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. While it is too early to predict the full impact COVID-19 will have on our business, our test volumes have increased in April, May and June 2020 from the low in March 2020, although we are currently still experiencing reduced test volumes and changes in product mix due to the impact of COVID-19. We expect COVID-19 to have a material impact on our financial results for at least the next quarter and for the foreseeable future. We have reviewed and adjusted for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses. In response to the pandemic we have implemented measures to protect the health of all of our employees during this time with additional measures in place to better protect our on-site lab production and support teams. Our production facilities currently remain fully operational. While we have not experienced significant disruption in our supply chain and we do not yet know the full impact COVID-19 will have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur.
Many announced healthcare guidelines call for a shift of regular physician visits and healthcare delivery activities to remote/telehealth formats. This is particularly important for patients who, despite the fall-out from COVID-19, continue to be diagnosed with critical diseases, like cancer, and for women who are pregnant or are trying to conceive. We believe our investments in new access platforms and technologies will position us well to provide a range of testing to clinicians and patients using a “clinical care from afar” model. An example is our rollout in April 2020 of our Gia telehealth platform. Gia, developed by Clear Genetics which we acquired in 2019, expands access to remote interaction between patients and clinicians as well as direct ordering of genetic tests. Such access helped to counteract some of the adverse in-office impacts of COVID-19, allowing continuation of key testing categories in a safe environment.
Given the unknown duration and extent of COVID-19’s impact on our business, and the healthcare system in general, we are adapting our spending and investment levels to evolving market conditions, including efforts to focus operating expense on increasing gross profit, putting additional hiring on hold and reducing headcount in certain areas, otherwise managing cash burn, and focusing commercial execution on workflows that support remote ordering, online support and telehealth. Approximately 8% of our workforce as of March 2020 was impacted by a reduction in force in April 2020 in an initiative to manage costs and cash burn, which resulted in one-time costs in the second quarter of 2020 of $3.8 million. In addition, effective May 2020, we reduced the salaries of our named executive officers by approximately 20%.
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
Ability to lower the costs associated with performing our tests
Reducing the costs associated with performing our genetic tests is both a focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improve how we manage our materials, port some tests onto a next generation sequencing platform and negotiate favorable terms for our materials purchases. Our acquisition of Singular Bio is a component of this objective, and we expect the technology acquired in this transaction, once developed, to help decrease the costs associated with our NIPS offering. We also intend to continue to design and implement hardware and software tools that are designed to reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test. Finally, we will need to reduce our costs of providing tests internationally to enable us to expand more rapidly outside of the United States.
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
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and patients and includes expenses for materials and supplies, personnel-related costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, equipment depreciation, amortization of acquired intangibles and utilities. Costs associated with performing our tests are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform, however we expect future increases in amortization of acquired intangible assets which is not dependent on sample volume. We anticipate our cost per test will generally decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions, although the cost per test may fluctuate from quarter to quarter. These reductions in cost per test will be likely be offset by new tests which often have a higher cost per test during the introductory phases before we are able to gain efficiencies.
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
We expense all research and development costs in the periods in which they are incurred. Our research and development expenses have increased as we continued our efforts to develop additional tests, made investments to reduce testing costs, streamlined our technology to provide patients access to testing, scaled our business domestically and internationally and acquired and integrated new technologies. In the near term, we expect these expenses to moderate as we continue to monitor spending in response to reduced test volume related to COVID-19, although costs could fluctuate significantly from quarter to quarter, specifically related to our stock-based compensation.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, including commissions, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We will continue to moderate our marketing and advertising spending in response to COVID-19.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our co-development agreements; changes in the fair value of contingent consideration; and post-combination expenses incurred in relation to companies we acquire. We will continue to prudently manage our general and administrative expenses in the second half of 2020 in our response to COVID-19.
Other income (expense), net
Other income (expense), net, primarily consists of adjustments to the fair value of our stock payable liabilities arising from business combinations and we expect it to fluctuate significantly from period to period due to the volatility of our common stock. Other income (expense), net also includes income generated from our cash equivalents and marketable securities and amounts received under the CARES Act.
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
Results of operations
Three Months Ended June 30, 2020 and 2019
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended June 30,		Dollar Change	% Change
	2020	2019
Revenue:
Test revenue	$45,099	$52,302	$(7,203)	(14)%
Other revenue	1,092	1,173	(81)	(7)%
Total revenue	46,191	53,475	(7,284)	(14)%
Cost of revenue	42,952	28,006	14,946	53%
Research and development	74,963	25,302	49,661	196%
Selling and marketing	39,520	30,779	8,741	28%
General and administrative	30,838	21,274	9,564	45%
Loss from operations	(142,082)	(51,886)	(90,196)	174%
Other income (expense), net	(21,436)	1,381	(22,817)	N/M
Interest expense	(5,485)	(2,121)	(3,364)	159%
Net loss before taxes	(169,003)	(52,626)	(116,377)	221%
Income tax benefit	(2,600)	(3,950)	1,350	(34)%
Net loss	$(166,403)	$(48,676)	$(117,727)	242%

Revenue
The decrease in total revenue of $7.3 million for the three months ended June 30, 2020 compared to the same period in 2019 was due primarily to product mix and pricing. Billable test volumes increased to approximately 113,000 in the three months ended June 30, 2020 compared to 111,000 in the same period of 2019, an increase of 2 percent. While our test volumes slightly increased in comparison to the prior year period, we began to see a significant decrease in the second half of March 2020 as a result of COVID-19. Our test volumes continued to be impacted through the second quarter. Average revenue per test decreased to $399 per test in the three months ended June 30, 2020 compared to $471 per test in the comparable prior period primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $14.9 million for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to increased costs per sample as well as increased test volume, partially offset by the effect of cost efficiencies. For the three months ended June 30, 2020, the number of samples accessioned increased to 120,000 from 111,000 for the same period in 2019. Cost per sample accessioned was $358 in the three months ended June 30, 2020 compared to $252 for the same period in 2019. The cost per sample accessioned increased primarily due to an increase in amortization of acquired intangible assets of $4.1 million as well as changes in product mix. These increases were partially offset by production improvements which resulted in material efficiencies and automation and software improvements which reduced the medical interpretation time per report.
Research and development
The increase in research and development expense of $49.7 million for the three months ended June 30, 2020 compared to the same period in 2019 was due to the growth of the business as well as for costs related to our acquisition of Singular Bio, Inc. in June 2019 and Diploid in March 2020. The increase primarily consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $47.7 million, principally reflecting increased headcount as well as $33.4 million of stock-based compensation related to equity awards granted to new employees who joined Invitae in connection with our acquisitions of Singular Bio and Diploid as compared to $2.6 million in the prior year period, an increase in technology costs of $1.3 million, and an increase in professional fees of $1.3 million. These increases were offset by an increase of $2.3 million in allocations of resources from research and development to cost of revenue to support the increase in production volumes as compared to the prior year period.
Selling and marketing
The increase in selling and marketing expense of $8.7 million for the three months ended June 30, 2020 compared to the same period in 2019 was due primarily to the growth of the business and increased spending on marketing initiatives and principally consisted of the following elements: personnel-related costs increased by $7.8 million primarily reflecting increased headcount and includes an increase in sales commissions of $2.2 million, $1.6 million due to increases in marketing costs principally for branding initiatives and advertising and allocated technology and facilities-related expenses increased by $1.2 million. These increases were offset by decreases in travel-related costs due to COVID-19 of $2.1 million.
General and administrative
The increase in general and administrative expense of $9.6 million for the three months ended June 30, 2020 compared to the same period in 2019 was due primarily to the growth of the business and the effect of our business acquisitions and principally consisted of the following elements: personnel-related costs increased by $5.1 million; a $4.8 million increase in fair value adjustments to our contingent consideration obligations; a $2.7 million increase in legal and accounting services which was primarily due to increased acquisition-related transaction costs incurred in 2020 related to our proposed transaction with ArcherDX; a $0.9 million increase in professional fees; and a $0.8 million increase in information technology expenses for software licenses and related expenses.
These cost increases were partially offset by a decrease in post-combination expense related to our acquisitions of $2.7 million, an increase of $1.7 million in allocations of technology and facilities-related expenses to other functional areas, as well as a $0.6 million decrease in costs related to our co-development agreements.

Other income (expense), net
The increase in other expense, net of $22.8 million for the three months ended June 30, 2020 compared to the same period in 2019 was due principally to fair value adjustments related to our stock payable liabilities of $25.4 million due to the increase in the price of our common stock during the period. The increase was partially offset by increases in interest income generated on our cash equivalents and marketable securities and $3.8 million received under the CARES Act.
Interest expense
The increase in interest expense of $3.4 million for the three months ended June 30, 2020 compared to the same period in 2019 was due to increased debt outstanding compared to the prior year period.
Income tax benefit
The decrease in income tax benefit of $1.4 million was due to the net deferred tax liabilities assumed in connection with our acquisition of YouScript of $2.6 million recognized during the three months ended June 30, 2020 as compared to $4.0 million assumed in our acquisition of Singular Bio in June 2019.
Six Months Ended June 30, 2020 and 2019
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Six Months Ended June 30,		Dollar Change	% Change
	2020	2019
Revenue:
Test revenue	$108,177	$91,921	$16,256	18%
Other revenue	2,262	2,107	155	7%
Total revenue	110,439	94,028	16,411	17%
Cost of revenue	83,374	49,260	34,114	69%
Research and development	130,631	43,296	87,335	202%
Selling and marketing	81,640	54,972	26,668	49%
General and administrative	54,660	34,593	20,067	58%
Loss from operations	(239,866)	(88,093)	(151,773)	172%
Other income (expense), net	(16,728)	2,019	(18,747)	N/M
Interest expense	(10,936)	(4,229)	(6,707)	159%
Net loss before taxes	(267,530)	(90,303)	(177,227)	196%
Income tax benefit	(2,600)	(3,950)	1,350	(34)%
Net loss	$(264,930)	$(86,353)	$(178,577)	207%
Revenue
The increase in total revenue of $16.4 million for the six months ended June 30, 2020 compared to the same period in 2019 was due primarily to increased test volume offset by changes in product mix. Billable test volumes increased to approximately 264,000 in the six months ended June 30, 2020 compared to 198,000 in the same period of 2019, an increase of 33 percent, primarily due to growth in the first quarter of 2020 as compared to the prior year period. While our test volumes increased during the six months ended June 30, 2020 as compared to the prior year period, we began to see a significant decrease in the second half of March 2020 as a result of COVID-19 and our test volumes continued to be impacted through the second quarter. Average revenue per test decreased to $410 per test in the six months ended June 30, 2020 compared to $464 per test in the comparable prior period primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $34.1 million for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to costs associated with increased test volume and increased cost per sample, partially offset by the effect of cost efficiencies. For the six months ended June 30, 2020, the number of samples accessioned increased to 274,000 from 205,000 for the same period in 2019. Cost per sample accessioned was $304 in the six months ended June 30, 2020 compared to $240 for the same period in 2019. The increase in cost per sample accessioned in the six months ended June 30, 2020 was primarily attributable to an increase in amortization of acquired intangible assets of $6.4 million as well as changes in product mix. These increases were partially offset by production improvements which resulted in material efficiencies and automation and software improvements which reduced the medical interpretation time per report.
Research and development
The increase in research and development expense of $87.3 million for the six months ended June 30, 2020 compared to the same period in 2019 was due to the growth of the business as well as to costs related to our acquisitions of Singular Bio in June 2019 and Diploid in March 2020. The increase principally consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $82.8 million, primarily reflecting increased headcount as well as $52.2 million of stock-based compensation related to equity awards granted to new employees who joined Invitae in connection with our acquisitions of Singular Bio and Diploid as compared to $2.6 million in the prior year period; technology expense increased by $2.8 million primarily reflecting increased headcount; professional fees increased by $2.5 million, general lab expenses increased by $1.3 million and occupancy expenses increased by $0.9 million.
These cost increases were partially offset by allocations of resources from research and development to cost of revenue, resulting from increased test volumes, and allocations from other functional areas which reduced research and development expense by $3.4 million.
Selling and marketing
The increase in selling and marketing expense of $26.7 million for the six months ended June 30, 2020 compared to the same period in 2019 was due primarily to the growth of the business and our increased spending on marketing initiatives prior to our cut backs in the second quarter of 2020 as a response to COVID-19. The increase in selling and marketing expenses principally consisted of the following elements: personnel-related costs increased by $18.7 million reflecting increased headcount and included an increase in sales commissions of $5.2 million; a $4.9 million increase in marketing costs principally for branding initiatives and advertising; and allocated technology and facilities-related expenses increased by $2.4 million.
General and administrative
The increase in general and administrative expense of $20.1 million for the six months ended June 30, 2020 compared to the same period in 2019 was due primarily to the growth of the business and the effect of our business acquisitions and principally consisted of the following elements: personnel-related costs increased by $11.9 million principally due to increased headcount; legal and accounting services increased by $6.0 million which was primarily due to increased acquisition-related transaction costs incurred in 2020 related to Diploid, Genelex, YouScript and ArcherDX; a $4.7 million increase in fair value adjustments to our contingent consideration obligations; professional fees increased by $1.4 million; information technology costs increased by $1.2 million due to software licenses and related expenses; and an increase in occupancy costs of $0.8 million
These cost increases were partially offset by an increase of $4.6 million in allocations of technology and facilities-related expenses to other functional areas, a decrease in post-combination expense related to our acquisitions of $2.7 million, as well as a decrease of $0.9 million in costs related to our co-development agreements.
Other income (expense), net
The increase in other expense, net of $18.7 million for the six months ended June 30, 2020 compared to other income, net in the same period in 2019 was due principally to fair value adjustments related to our stock payable liabilities of $21.7 million due to the increase in the price of our common stock during the period partially offset by $3.8 million received under the CARES Act.
Interest expense
The increase in interest expense of $6.7 million for the six months ended June 30, 2020 compared to the same period in 2019 was due principally to increased debt outstanding as compared to the prior year period.

Income tax benefit
The decrease in income tax benefit of $1.4 million was due to the net deferred tax liabilities assumed in connection with our acquisition of YouScript of $2.6 million as compared to $4.0 million assumed in our acquisition of Singular Bio in June 2019.
Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the six months ended June 30, 2020 and 2019, we had net losses of $264.9 million and $86.4 million, respectively, and we expect to incur additional losses in the near-term future. At June 30, 2020, we had an accumulated deficit of $1.0 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
Since inception, our operations have been financed primarily by fees collected from our customers, net proceeds from sales of our capital stock as well as borrowing from debt facilities and the issuance of Convertible Senior Notes.
In March 2019, we issued, in an underwritten public offering, an aggregate of 10.4 million shares of our common stock at a price of $19.00 per share, for gross proceeds of $196.7 million and net proceeds of $184.5 million. During 2019, we issued 0.8 million shares of common stock at an average price of $25.71 per share in "at the market" offerings for aggregate proceeds of $20.2 million and net proceeds of $19.5 million. In April 2020, we issued, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of approximately $173.0 million after deducting underwriting discounts and commissions and offering expenses. In June 2020, we issued approximately 2.6 million shares of common stock at an average price of $17.59 per share in an "at the market" offering for aggregate proceeds of $46.0 million and net proceeds of $44.5 million.
In September 2019, we issued $350.0 of aggregate principal amount of Convertible Senior Notes which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our Convertible Senior Notes to settle our Note Purchase Agreement we entered into in November 2018.
In connection with the proposed transaction with ArcherDX, we have entered into a Securities Purchase Agreement with a syndicate of life sciences investors to sell $275.0 million in common stock in a private placement at a price of $16.85 per share. The private placement is expected to close concurrently with the proposed combination, subject to the satisfaction of customary closing conditions. Invitae has also entered into a fully committed credit facility for up to $200.0 million, subject to certain customary closing conditions. In addition, in connection with the credit facility, we agreed to issue to the lender on the closing date warrants to purchase 1.0 million shares of our common stock at an exercise price of $16.85 per share.
At June 30, 2020 and December 31, 2019, we had $428.5 million and $398.0 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since our inception, and we expect to continue to incur losses in the near term. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2020 and fees collected from the sale of our tests will be sufficient to meet our anticipated cash requirements for the foreseeable future.
We may need additional funding to finance operations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and will determine the timing, nature and size of future financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. We also may elect to finance future acquisitions. In addition, the COVID-19 pandemic has caused disruption in the capital markets and could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(122,754)	$(61,091)
Cash provided by (used in) investing activities	(82,617)	7,588
Cash provided by financing activities	222,345	188,582
Net increase in cash, cash equivalents and restricted cash	$16,974	$135,079
Cash flows from operating activities
For the six months ended June 30, 2020, cash used in operating activities of $122.8 million principally resulted from our net loss of $264.9 million and a $2.6 million income tax benefit generated from our acquisition of YouScript, partially offset by non-cash charges of $81.1 million for stock-based compensation, remeasurements of liabilities in connection with business combinations of $26.7 million, $14.5 million for depreciation and amortization and $7.3 million for amortization of debt discount and issuance costs related to our Convertible Senior Notes. The net effect on cash of changes in net operating assets was an increase of cash of $15.6 million.
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
Cash flows from investing activities
For the six months ended June 30, 2020, cash used in investing activities of $82.6 million was due to net sales and maturities of marketable securities of $12.9 million partially offset by net cash used to acquire Diploid, Genelex and YouScript of $57.6 million and by cash used for purchases of property and equipment of $10.9 million.
For the six months ended June 30, 2019, cash provided by investing activities of $7.6 million was due to net maturities of marketable securities of $13.2 million and net cash acquired from the purchase of Singular Bio of $3.2 million, partially offset by cash used for purchases of property and equipment of $8.8 million.
Cash flows from financing activities
For the six months ended June 30, 2020, cash provided by financing activities of $222.3 million consisted of net proceeds from the public offerings of common stock of $217.5 million, cash received from issuances of common stock of $6.8 million, partially offset by finance lease principal payments of $1.2 million.
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

Contractual obligations
The following table summarizes our contractual obligations, including interest, as of June 30, 2020 (in thousands):

Contractual obligations:	Remainder of 2020	2021 and 2022	2023 and 2024	2025 and beyond	Total
Operating leases	$5,749	$22,615	$20,984	$18,459	$67,807
Finance leases	741	1,223	—	—	1,964
Convertible Senior Notes	—	—	350,000	—	350,000
Purchase commitments	1,909	3,150	861	108	6,028
Total	$8,399	$26,988	$371,845	$18,567	$425,799
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $428.5 million at June 30, 2020, and consisted of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At June 30, 2020, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.
Although our Convertible Senior Notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of June 30, 2020, the fair market value of the Convertible Senior Notes was $406.9 million. For additional information about the Convertible Senior Notes, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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
ITEM 1A.  Risk Factors.

Risks Related to the Proposed Merger with ArcherDX
The proposed merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the proposed merger could have a material adverse effect on us.
The completion of the proposed merger is subject to a number of conditions, including, among other things, receipt of the approval of our stockholders, which make the completion and timing of the completion of the proposed merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the proposed merger for a significant period of time or prevent it from occurring at all. Any delay in completing the proposed merger could cause us not to realize, or not to realize on the expected timeline, some or all of the benefits that we expect to achieve if the proposed merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the proposed merger will be satisfied or waived or that the proposed merger will be completed. Also, subject to limited exceptions, either we or ArcherDX may terminate the merger agreement if the proposed merger has not been completed by March 20, 2021.
If the proposed merger is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the proposed merger, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;

•
if the merger agreement is terminated and we seek another acquisition, stockholders cannot be certain that we will be able to find a party willing to enter into a transaction with the same potential benefits or on terms equivalent to or more attractive than the terms that ArcherDX has agreed to in the merger agreement;

•
time and resources, financial and other, committed by our management to matters relating to the proposed merger could otherwise have been devoted to pursuing other beneficial opportunities for our company;

•	we may experience negative reactions from the financial markets or from customers, payers, suppliers, collaboration partners or employees; and

•	we will be required to pay our costs relating to the proposed merger, such as legal, accounting, financial advisory and printing fees, whether or not the proposed merger is completed.
In addition, if the proposed merger is not completed, we could be subject to litigation related to any failure to complete the proposed merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement. Any of these risks could materially and adversely impact our business, financial condition, financial results and stock price.
Similarly, delays in the completion of the proposed merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the proposed merger and could materially and adversely impact our ongoing business, financial condition, financial results and stock price following the completion of the proposed merger.
The merger agreement contains provisions that limit our ability to pursue alternatives to the proposed merger and, in specified circumstances, could require us to make a substantial payment to ArcherDX.
The merger agreement contains certain provisions that restrict our ability to terminate the merger agreement. Further, even if our board of directors withdraws or qualifies its recommendation with respect to the approval of the proposed merger, unless the merger agreement is terminated in accordance with its terms, we will still be required to submit the proposal to approve the merger to a vote at a special meeting of our stockholders.

The merger agreement also provides for payment by us to ArcherDX of $30.0 million in cash in the event that the merger agreement is terminated (1) by either us or ArcherDX because our special meeting of stockholders has concluded and the required stockholder approval by our stockholders was not obtained or (2) by ArcherDX because our board of directors has made an adverse recommendation change.
Antitrust authorities may impose conditions that could have an adverse effect on us, ArcherDX or the combined company or could prevent completion of the proposed merger.
At any time before or after the completion of the proposed merger, and notwithstanding the termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period, which occurred on July 15, 2020, applicable U.S. or foreign antitrust authorities or any state attorney general could take such action under the antitrust laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the proposed merger or seeking divestiture of substantial assets of the parties to the proposed merger. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging, seeking to enjoin, or seeking to impose conditions on the proposed merger. Invitae and ArcherDX may not prevail and may incur significant costs in defending or settling any such action.
The merger consideration is not adjustable based on the market price of our common stock so the merger consideration at the closing of the proposed merger may have a greater or lesser value than at the time the merger agreement was signed.
The merger agreement provides that the number of shares of our common stock to be issued as merger consideration is determined as a ratio of the fully diluted shares of ArcherDX, and any changes in the market price of our common stock before the completion of the proposed merger will not affect the number of shares holders of ArcherDX capital stock will be entitled to receive pursuant to the merger agreement. Therefore, if before the completion of the proposed merger, the market price of our common stock increases from the market price at the time the merger agreement was signed, then holders of ArcherDX capital stock could receive merger consideration with substantially greater value for their shares of ArcherDX capital stock than the value of our common stock when we entered into the merger agreement.
We and Archer DX are each subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect each party’s business and operations.
In connection with the pendency of the proposed merger, it is possible that some customers, suppliers, payers, collaboration partners and other persons with whom we and/or ArcherDX has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or ArcherDX, as the case may be, as a result of the proposed merger or otherwise, which could negatively affect either party’s respective revenues, earnings and/or cash flows, as well as the market price of our common stock, regardless of whether the proposed merger is completed. The pending transaction could also divert management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us or ArcherDX.
Under the terms of the merger agreement, ArcherDX is subject to certain restrictions on the conduct of its business prior to completing the proposed merger which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect ArcherDX’s business and operations prior to the completion of the proposed merger.
Under the terms of the merger agreement, we are subject to a more limited set of restrictions on the conduct of our business prior to completing the proposed merger which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to amend our organizational documents, pay dividends or distributions or repurchase shares of our common stock. Such limitations could adversely affect our business and operations prior to the completion of the proposed merger.
Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the proposed merger.
Completion of the proposed merger will trigger change in control or other provisions in certain agreements to which ArcherDX is a party, which may have an adverse impact on our business and results of operations following completion of the proposed merger.
The completion of the proposed merger will trigger change in control and other provisions in certain agreements to which ArcherDX is a party. If we or ArcherDX is unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or equitable remedies. Even if we and ArcherDX are able to negotiate consents or waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to ArcherDX or the combined company following completion of the proposed merger. Any of the foregoing or similar developments may have an adverse impact on our business and results of operations following completion of the proposed merger.
Uncertainties associated with the proposed merger may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations following completion of the proposed merger.
We and ArcherDX are dependent on the experience and industry knowledge of our officers and other key employees to execute our respective business plans. Our success after the completion of the proposed merger will depend in part upon our ability to retain certain key management personnel and employees of Invitae and ArcherDX. Prior to completion of the proposed merger, current and prospective employees of Invitae and ArcherDX may experience uncertainty about their roles within Invitae following the completion of the proposed merger, which may have an adverse effect on the ability of each of Invitae and ArcherDX to attract or retain key management and other key personnel. In addition, no assurance can be given that we, after the completion of the proposed merger, will be able to attract or retain key management personnel and other key employees to the same extent that we and ArcherDX have previously been able to attract or retain our own respective employees.
Sales of substantial amounts of our common stock in the open market by former ArcherDX stockholders after the closing could depress our stock price.
Our common stock to be issued to stockholders of ArcherDX in connection with the proposed merger will be freely tradable without restrictions or further registration under the Securities Act of 1933, other than pursuant to a lock-up provisions in the merger agreement, which prevents the sale, transfer or other disposition of any shares of our common stock issued pursuant to the proposed merger, or any interest therein, for a period of 90 days following the closing of the proposed merger, which we refer to as the Lock-Up Restriction. If the proposed merger is completed and if ArcherDX’s former stockholders sell substantial amounts of our common stock in the public market following completion of the proposed merger and termination of the Lock-Up Restriction, the market price of our common stock may decrease. These sales might also make it more difficult for us to sell equity or equity-related securities at a time and price that we otherwise would deem appropriate.
We may be the target of transaction related lawsuits which could result in substantial costs and may delay or prevent the proposed merger from being completed. If the proposed merger is completed, we will also assume ArcherDX’s risks arising from various legal proceedings.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Invitae’s and ArcherDX’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed merger, then that injunction may delay or prevent the proposed merger from being completed, which may adversely affect Invitae’s and ArcherDX’s respective business, financial condition and results of operation. There can be no assurance that complaints will not be filed with respect to the proposed merger.
One of the conditions to completion of the proposed merger is the absence of any injunction or order being in effect that prohibits completion of the proposed merger. Accordingly, if a plaintiff is successful in obtaining any injunction or order prohibiting the completion of the proposed merger, then such injunction or order may prevent the proposed merger from being completed, or from being completed within the expected timeframe.
In addition, if we complete the proposed merger, we will assume ArcherDX’s risks arising from legal proceedings. In addition, following the closing of the proposed merger, the strategies or motivations of a party or parties with respect to actual or potential litigation against Invitae may change. We cannot predict with certainty the eventual outcome of ArcherDX’s pending or future legal proceedings and the ultimate outcome of such matters could be material to our results of operations, cash flows and financial condition following completion of the proposed merger.
We may waive one or more of the closing conditions to the merger agreement without re-soliciting stockholder approval of the proposed merger.
We may determine to waive, in whole or part, one or more of the conditions to closing the proposed merger prior to our being obligated to consummate the proposed merger. We currently expect to evaluate the materiality of any waiver and its effect on our stockholders in light of the facts and circumstances at the time, to determine whether any amendment of the proxy statement/prospectus for the special meeting of stockholders called to approve the proposed merger or any re-solicitation of proxies is required in light of such waiver. Any determination whether to waive any condition to the proposed merger or to re-solicit stockholder approval or amending or supplementing the proxy statement/prospectus related thereto as a result of a waiver will be made by us at the time of such waiver based on the facts and circumstances as they exist at that time.
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
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, our personnel located at our headquarters and other offices in California, elsewhere in the United States and in other countries, are currently subject to shelter-in-place or stay-at-home orders from state and local governments. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may continue to negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and may continue to adversely affect demand for our tests. Many of our customers, including hospitals and clinics, have suspended non-emergency appointments and services, which has resulted in a significant decrease in our test volume. Travel bans, restrictions and border closures have also impacted our ability to ship test kits to and receive samples from our customers. In addition, certain aspects of our business, such as laboratory processes, cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time, and even if they are lifted, they may be implemented again, as has been the case, if the COVID-19 pandemic is not contained or returns in the future. These measures are likely to continue to adversely affect our test volume, sales activities and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, cancellation of physical participation in sales activities, meetings, events and conferences and increasing inventories of certain supplies), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we have acquired and those we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.
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
We have incurred substantial losses since our inception. For the six months ended June 30, 2020, our net loss was $264.9 million. For the years ended December 31, 2019, 2018 and 2017, our net losses were $242.0 million, $129.4 million and $123.4 million, respectively. At June 30, 2020, our accumulated deficit was $1.0 billion. While our revenue has increased over time, we expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $141.5 million, $63.5 million and $46.5 million in 2019, 2018, and 2017, respectively, and selling and marketing expenses of $122.2 million, $74.4 million, and $53.4 million in 2019, 2018, and 2017, respectively. We expect these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may also increase our operating expenses, and as we face decreases in test volume due to the impact of COVID-19. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development and selling and marketing activities and pursue and integrate acquisitions. We believe our existing cash and cash equivalents as of June 30, 2020 and revenue from sales of our tests will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the foreseeable future. We may raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
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
If our laboratories in California or Washington become inoperable due to disasters, health epidemics or for any other reasons, we will be unable to perform our tests and our business will be harmed.
We perform all of our tests at our production facilities in San Francisco and Irvine, California, and in Seattle, Washington. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the substantial majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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
At June 30, 2020, our total gross deferred tax assets were $204.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls, our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting every fiscal year. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of June 30, 2020, we had outstanding approximately 131.3 million shares of our common stock, options to purchase approximately 3.5 million shares of our common stock (of which approximately 2.9 million were exercisable as of that date), outstanding restricted stock units representing approximately 8.2 million shares of our common stock (which includes an estimated number of Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio), outstanding Series A convertible preferred stock convertible into approximately 0.1 million shares of our common stock and warrants to purchase 0.4 million shares of our common stock. The foregoing does not include additional shares that may be issuable in connection with indemnification hold-backs related to our acquisitions, upfront consideration of 30.0 million shares and 27.0 million shares which may be issuable upon the achievement of certain milestones related to the pending merger with ArcherDX, additional 16.3 million shares issuable pursuant to the Securities Purchase Agreement entered into in connection with our pending merger with ArcherDX, warrants to purchase 1.0 million shares of common stock to be issued in connection with a new senior secured term loan facility to be entered into in connection with the pending merger with ArcherDX, additional shares that may be issuable upon the achievement of certain milestones in connection with our acquisitions of Jungla and Genelex, inducement awards to be issued in connection with our acquisition of Diploid, or shares that may be issuable in the future in connection with the Convertible Senior Notes. In addition, up to $47.7 million of our common stock was available for sale as of June 30, 2020 pursuant to our "at the market" sales agreement. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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

2.1+^
Agreement and Plan of Merger, dated as of March 10, 2020, by and among Invitae Corporation, Yasawa Merger Sub A Inc., Yasawa Merger Sub B LLC, YouScript Incorporated, and Fortis Advisors LLC, as representative of YouScript Incorporated’s stockholders.

2.2+^	Unit Purchase Agreement, dated as of March 10, 2020, by and among Invitae Corporation, David Colaizzi, Chris Howlett, Anthony Muhlenkamp, Gerald Schneider, and Matt Lehrian
2.3+
Agreement and Plan of Merger and Plan of Reorganization, dated as of June 21, 2020, by and among Invitae Corporation, Apollo Merger Sub A Inc., Apollo Merger Sub B LLC, ArcherDX, Inc., and Kyle Lefkoff, solely in his capacity as holders’ representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 24, 2020).

4.1	Registration Rights Agreement by and among Invitae Corporation and certain stockholders of YouScript Incorporated.
4.2	Registration Rights Agreement by and among Invitae Corporation, CFH Management, L.P., as assignee of David Colaizzi, Chris Howlett, Anthony Muhlenkamp, Gerald Schneider, and Matt Lehrian.
4.3
Form of Registration Rights Agreement by and among Invitae Corporation and certain investors party to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 24, 2020).

10.1#	Invitae Corporation 2015 Stock Incentive Plan, as amended and restated as of June 12, 2020.
10.2+
Securities Purchase Agreement, dated as of June 21, 2020, by and among Invitae Corporation and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 24, 2020).

10.3
Commitment Letter, dated as of June 21, 2020, by and between Invitae Corporation and Perceptive Credit Holdings III, LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 24, 2020).

10.4#
Offer Letter, dated as of June 1, 2020, between Invitae Corporation and Kenneth D. Knight (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2020).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

#	Indicates management contract or compensatory plan or arrangement.

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

^	Portions of this Exhibit have been redacted in accordance with Item 601 of Regulation S-K.

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

Date: August 4, 2020