Form 10-Q
period 2020-09-30
Invitae Corp
filed 2020-11-05
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of October 30, 2020 was 176,699,713.

PART I — Financial Information

ITEM 1. Consolidated Financial Statements.

INVITAE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$106,436	$151,389
Marketable securities	254,848	240,436
Accounts receivable	27,328	32,541
Prepaid expenses and other current assets	26,492	18,032
Total current assets	415,104	442,398
Property and equipment, net	46,130	37,747
Operating lease assets	39,007	36,640
Restricted cash	6,685	6,183
Intangible assets, net	187,060	125,175
Goodwill	211,225	126,777
Other assets	7,961	6,681
Total assets	$913,172	$781,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,589	$10,321
Accrued liabilities	77,986	64,814
Operating lease obligations	6,628	4,870
Finance lease obligations	1,237	1,855
Total current liabilities	101,440	81,860
Operating lease obligations, net of current portion	42,363	42,191
Finance lease obligations, net of current portion	1,834	1,155
Convertible senior notes, net	279,870	268,755
Deferred tax liability	10,250	—
Other long-term liabilities	60,864	8,000
Total liabilities	496,621	401,961
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	13	10
Accumulated other comprehensive income (loss)	199	(9)
Additional paid-in capital	1,542,848	1,138,316
Accumulated deficit	(1,126,509)	(758,677)
Total stockholders’ equity	416,551	379,640
Total liabilities and stockholders’ equity	$913,172	$781,601

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Test revenue	$67,326	$55,502	$175,503	$147,423
Other revenue	1,402	1,009	3,664	3,116
Total revenue	68,728	56,511	179,167	150,539
Cost of revenue	46,643	32,120	130,017	81,380
Research and development	37,802	46,951	168,433	90,247
Selling and marketing	37,800	32,690	119,440	87,662
General and administrative	27,306	21,733	81,966	56,326
Loss from operations	(80,823)	(76,983)	(320,689)	(165,076)
Other expense, net	(15,771)	(7,591)	(32,499)	(5,572)
Interest expense	(6,308)	(2,833)	(17,244)	(7,062)
Net loss before taxes	(102,902)	(87,407)	(370,432)	(177,710)
Income tax benefit	—	(8,700)	(2,600)	(12,650)
Net loss	$(102,902)	$(78,707)	$(367,832)	$(165,060)
Net loss per share, basic and diluted	$(0.78)	$(0.82)	$(3.08)	$(1.86)
Shares used in computing net loss per share, basic and diluted	132,484	95,577	119,386	88,663

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(102,902)	$(78,707)	$(367,832)	$(165,060)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(373)	—	208	5
Comprehensive loss	$(103,275)	$(78,707)	$(367,624)	$(165,055)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock:
Balance, beginning of period	$13	$9	$10	$8
Common stock issued	—	1	3	2
Balance, end of period	13	10	13	10

Accumulated other comprehensive income (loss):
Balance, beginning of period	572	—	(9)	(5)
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(373)	—	208	5
Balance, end of period	199	—	199	—

Additional paid-in capital:
Balance, beginning of period	1,487,217	944,559	1,138,316	678,548
Common stock issued in connection with public offering, net	—	19,534	217,486	204,024
Common stock issued on exercise of stock options, net	1,992	553	4,163	2,985
Common stock issued pursuant to exercises of warrants	324	58	386	171
Common stock issued pursuant to employee stock purchase plan	—	—	4,527	2,578
Common stock issued or issuable pursuant to business combinations	31,939	35,778	134,445	95,220
Equity component of convertible senior notes, net	—	75,488	—	75,488
Stock-based compensation expense	21,376	9,673	53,912	26,629
Reclassification of stock payable liabilities	—	—	(10,387)	—
Balance, end of period	1,542,848	1,085,643	1,542,848	1,085,643

Accumulated deficit:
Balance, beginning of period	(1,023,607)	(603,065)	(758,677)	(516,712)
Net loss	(102,902)	(78,707)	(367,832)	(165,060)
Balance, end of period	(1,126,509)	(681,772)	(1,126,509)	(681,772)
Total stockholders' equity	$416,551	$403,881	$416,551	$403,881

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(367,832)	$(165,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,964	11,135
Stock-based compensation	102,329	47,826
Amortization of debt discount and issuance costs	11,115	855
Remeasurements of liabilities associated with business combinations	42,448	—
Benefit from income taxes	(2,600)	(12,650)
Debt extinguishment costs	—	8,926
Other	(570)	901
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	5,516	(444)
Prepaid expenses and other current assets	(8,460)	(1,424)
Other assets	1,387	2,369
Accounts payable	3,118	87
Accrued expenses and other liabilities	5,665	9,692
Net cash used in operating activities	(184,920)	(97,787)
Cash flows from investing activities:
Purchases of marketable securities	(180,021)	(20,781)
Proceeds from sales of marketable securities	12,832	—
Proceeds from maturities of marketable securities	152,465	34,500
Acquisition of businesses, net of cash acquired	(57,576)	(9,801)
Purchases of property and equipment	(13,991)	(13,530)
Other	(2,000)	—
Net cash used in investing activities	(88,291)	(9,612)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	217,489	204,024
Proceeds from issuance of common stock, net	9,076	5,734
Proceeds from issuance of convertible senior notes, net	—	339,900
Payments of debt extinguishment costs	—	(10,638)
Loan payments	—	(75,000)
Finance lease principal payments	(1,543)	(1,590)
Other	3,738	—
Net cash provided by financing activities	228,760	462,430

Net increase (decrease) in cash, cash equivalents and restricted cash	(44,451)	355,031
Cash, cash equivalents and restricted cash at beginning of period	157,572	118,164
Cash, cash equivalents and restricted cash at end of period	$113,121	$473,195

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$1,971	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$3,576	$1,339
Common stock issued for acquisition of businesses	$82,185	$104,801
Operating lease assets obtained in exchange for lease obligations, net	$6,157	$5,615

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and changed its name to Invitae Corporation in 2012. We utilize an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and patients. Our main production facility is located in San Francisco, California. We currently have more than 20,000 genes in production and provide a variety of diagnostic tests that can be used in multiple indications. We offer genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. To augment our offering and realize our mission, we acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and expanded our offering in reproductive health. In the first quarter of 2019, we introduced our non-invasive prenatal screen ("NIPS"). In June 2019, we launched a direct channel to consumers to increase accessibility to our testing platform. To improve our technology stack and reduce costs associated with variant interpretation, we acquired Singular Bio, Inc. ("Singular Bio") in June 2019, Jungla Inc. ("Jungla") in July 2019, and Oracle BV operating under the name "Diploid" in March 2020. To further expand our ability to scale and improve customer experience with patient support telehealth solutions and the use of chatbots, we acquired Clear Genetics, Inc. ("Clear Genetics") in November 2019. In April 2020, we acquired YouScript Incorporated ("YouScript") and Genelex Solutions, LLC ("Genelex") to expand content and improve customer experience by bringing pharmacogenetic testing and integrated clinical decision support to Invitae. In order to expand content and increase access to personalized oncology, in October 2020 we acquired ArcherDX, Inc. ("ArcherDX"), with a view towards integrating Invitae's germline testing with ArcherDX's tumor profiling and liquid biopsy technology and services into a single platform to enable precision medicine approaches from diagnostic testing to therapy optimization and monitoring. As of September 30, 2020, Invitae operates in one segment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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

Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash and cash equivalents are primarily held by financial institutions in the United States. Such deposits may exceed federally insured limits.
Significant customers are those that represent 10% or more of our total revenue presented on the consolidated statements of operations. Our revenue from significant customers as a percentage of our total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare	20%	27%	20%	23%

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$106,436	$151,389
Restricted cash	6,685	6,183
Total cash, cash equivalents and restricted cash	$113,121	$157,572

Inventory
We maintain test reagents and other consumables primarily used in sample collection kits which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. Our inventory was $14.9 million and $6.6 million as of September 30, 2020 and December 31, 2019, respectively, and was recorded in prepaid expenses and other current assets on our consolidated balance sheets. While we have not experienced significant disruption in our supply chain and we do not yet know the full impact COVID-19 will have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur.
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
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning January 1, 2022, and earlier adoption is permitted. We may elect to apply the amendments on a retrospective or modified retrospective basis. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires measurement and recognition of expected credit losses for financial assets. This guidance became effective for us beginning in the first quarter of 2020 and was adopted using a modified retrospective approach, with certain exceptions. The adoption of Topic 326 did not have a material impact on our consolidated financial statements as credit losses are not expected to be significant.
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
In accordance with Topic 326, we no longer evaluate whether our available-for-sale debt securities in an unrealized loss position are other than temporarily impaired. Instead, we assess whether such unrealized loss positions are credit-related. Our expected loss allowance methodology for these securities is developed by reviewing the extent of the unrealized loss, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income (expense), net. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).
3. Revenue, accounts receivable and deferred revenue
Test revenue is generated from sales of diagnostic tests to three groups of customers: institutions, such as hospitals, clinics and partners; patients who pay directly; and patients’ insurance carriers. Amounts billed and collected, and the timing of collections, vary based on whether the payer is an institution, a patient or an insurance carrier. Other revenue consists principally of revenue recognized under collaboration and genome network agreements and is accounted for under the provisions provided in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.
The following table includes our revenues as disaggregated by payer category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Test revenue:
Institutions	$14,015	$10,407	$37,043	$28,375
Patient - direct	6,379	4,567	16,468	12,364
Patient - insurance	46,932	40,528	121,992	106,684
Total test revenue	67,326	55,502	175,503	147,423
Other revenue	1,402	1,009	3,664	3,116
Total revenue	$68,728	$56,511	$179,167	$150,539

We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. Cash collections for certain diagnostic tests delivered may differ from rates originally estimated. As a result of new information, we update our estimates quarterly of the amounts to be recognized for previously delivered tests which resulted in the following increases to revenue and decreases to our loss from operations and basic and diluted net loss per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$0.7	$1.2	$3.0	$4.0
Loss from operations	$(0.7)	$(1.2)	$(3.0)	$(4.0)
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Influence of COVID-19
Our test volumes decreased significantly in the second half of March 2020 as compared to the first few months of 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. Our daily test volumes have consistently increased from the low in March 2020, although we are currently still experiencing changes in product mix due to the impact of COVID-19. COVID-19 could have a material impact on our financial results for at least the next quarter and for the foreseeable future, particularly on product mix and as a result, the revenue we recognize. We have reviewed and adjusted for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
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
During the three and nine months ended September 30, 2020, we recorded research and development stock-based compensation expense of $6.3 million and $24.9 million, respectively, related to the Time-based RSUs, and $6.5 million of income and $23.6 million of expense, respectively, related to the PRSUs based on our evaluations of the probability of achieving performance conditions. During the three and nine months ended September 30, 2019, we recorded research and development stock-based compensation expense of $6.7 million and $7.6 million, respectively, related to the Time-based RSUs and $11.9 million and $13.6 million, respectively, related to the PRSUs. As of September 30, 2020, the Time-based RSUs and PRSUs had a total fair value of $46.5 million and $37.4 million, respectively, based on a total estimated issuance of 3.7 million shares and expectation of the achievement of the performance conditions. As of September 30, 2020, 1.7 million of the Time-based RSUs and 1.2 million of the PRSUs had vested with a total fair value of $60.9 million which was recorded in common stock issued or issuable pursuant to business combinations in the consolidated statements of stockholders' equity.
Jungla
In July 2019, we acquired 100% of the equity interest of Jungla, a privately held company developing a platform for molecular evidence testing in genes, for approximately $59.0 million, comprised of $44.9 million in the form of shares of our common stock and the remainder in cash.
We may be required to pay contingent consideration based on achievement of post-closing development milestones. As of the acquisition date, the fair value of this contingent consideration was $10.7 million including cash and common stock. These milestones are expected to be completed within two years of the date of acquisition, one of which was completed during the three months ended September 30, 2020. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestones and the discount rate we used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which will be estimated at each reporting date with changes reflected as a general and administrative expense.
Upon acquisition, we had a stock payable liability related to our acquisition of Jungla which represents the hold-back obligation to issue 0.2 million shares subject to indemnification claims that may arise. This liability was adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input, with the change recorded in other income (expense), net. During July 2020, the hold-back shares were remitted in full to the former owners of Jungla.
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
As of September 30, 2020, we had a stock payable liability related to our acquisition of Clear Genetics of $12.2 million which represents the hold-back obligation to issue 0.3 million shares subject to indemnification claims that may arise. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input, with the change recorded in other income (expense), net.

Diploid
In March 2020, we acquired 100% of the equity interest of Diploid, a developer of artificial intelligence software capable of diagnosing genetic disorders using sequencing data and patient information, for approximately $82.3 million in cash and shares of our common stock. Of the stock purchase price consideration issued, approximately 0.4 million shares are subject to a hold-back to satisfy indemnification obligations that may arise. We included the financial results of Diploid in our consolidated financial statements from the acquisition date, which were not material for the nine months ended September 30, 2020.
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
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible asset acquired is developed technology related to Diploid's artificial intelligence technology platform. The fair value of the developed technology was estimated using an income approach with an estimated useful life of nine years. As of the acquisition date, we recorded a stock payable liability of $7.5 million to represent the hold-back obligation to issue 0.4 million shares subject to indemnification claims that may arise. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input. As of September 30, 2020, the value of this liability was $18.3 million with the change recorded in other expense, net.
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
Genelex and YouScript
In April 2020, we acquired 100% of the equity interest of Genelex and YouScript to bring pharmacogenetic testing and integrated clinical decision support to Invitae. We acquired Genelex for approximately $13.2 million, primarily in shares of our common stock. Of the stock purchase price consideration issued, approximately 0.1 million shares are subject to a hold-back to satisfy indemnification obligations that may arise. We acquired YouScript for approximately $52.7 million, including cash consideration of $24.5 million and the remaining in shares of our common stock. Of the purchase price consideration for YouScript, approximately $1.4 million and 0.5 million shares of our common stock are subject to a hold-back to satisfy indemnification obligations that may arise. We included the financial results of Genelex and YouScript in our consolidated financial statements from the acquisition date, which were not material for the nine months ended September 30, 2020. We recorded $1.1 million of transaction costs related to the acquisition of Genelex and YouScript as general and administrative expense during the nine months ended September 30, 2020.
We may be required to pay contingent consideration in the form of additional shares of our common stock in connection with the acquisition of Genelex if, within a specified period following the closing, we achieve a certain product milestone, in which case we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. As of the acquisition date, the fair value of this contingent consideration was $2.0 million in the form of shares of our common stock. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate we used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date with changes reflected as general and administrative expense.
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
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible assets acquired are the developed technologies related to Genelex's and YouScript's technology platforms. The fair value of the developed technologies were estimated using an income approach with an estimated useful life of eight years. As of the acquisition date, we recorded stock payable liabilities of $6.2 million to represent the hold-back obligation to issue shares subject to indemnification claims that may arise. These liabilities are adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input. As of September 30, 2020, the value of this liability was $22.4 million with the change recorded in other income (expense), net.
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
ArcherDX
In June 2020, we entered into a definitive agreement with ArcherDX, a genomics analysis company democratizing precision oncology, and in October 2020, the closing conditions were met and the transaction was consummated. Under the terms of the agreement, we acquired ArcherDX for upfront consideration consisting of 30.0 million shares of our common stock and $325.0 million in cash, plus up to an additional 27.0 million shares of our common stock payable in connection with the achievement of certain milestones.

In connection with the transaction with ArcherDX, we entered into a definitive agreement to sell $275.0 million in common stock in a private placement at a price of $16.85 per share. The private placement closed concurrently with the combination with ArcherDX. We received proceeds of $5.0 million from the private placement during September 2020 which are reflected as an accrued liability and classified as "Other" under cash flows from financing activities as of September 30, 2020; the remainder of the proceeds were received in October 2020. In addition, we borrowed $135.0 million on a senior secured term loan facility ("2020 Term Loan") concurrent with the closing of the ArcherDX transaction which bears interest at an annual rate equal to LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75%. The 2020 Term Loan will mature on (i) June 1, 2024 if at such time our 2.00% convertible senior notes due 2024 are outstanding and are due to mature on or prior to September 1, 2024, or (ii) otherwise, on June 1, 2025. In connection with the 2020 Term Loan, we issued warrants to purchase 1.0 million shares of our common stock with an exercise price of $16.85 per share. During October 2020, these warrants were exercised in full.
Given the timing of the closing of the transaction with ArcherDX, we are currently in the process of valuing the assets acquired and liabilities assumed. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will disclose this and other related information in our Annual Report on Form 10-K for the year ending December 31, 2020.
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$126,777
Goodwill acquired - Diploid	50,655
Goodwill acquired - Genelex	4,067
Goodwill acquired - YouScript	29,726
Balance as of September 30, 2020	$211,225

Intangible assets
The following table presents details of our intangible assets (in thousands):

	September 30, 2020				December 31, 2019
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)
Customer relationships	$23,763	$(7,241)	$16,522	10.0	$23,763	$(5,141)	$18,622	10.0
Developed technology	161,110	(21,038)	140,072	8.6	84,396	(8,476)	75,920	8.6
Non-compete agreement	286	(215)	71	5.0	286	(172)	114	5.0
Trade name	576	(570)	6	2.7	576	(480)	96	2.7
Patent licensing agreement	496	(95)	401	15.0	496	(70)	426	15.0
Favorable leases	247	(247)	—	2.2	247	(238)	9	2.2
In-process research and development	29,988	—	29,988	n/a	29,988	—	29,988	n/a
	$216,466	$(29,406)	$187,060	8.8	$139,752	$(14,577)	$125,175	8.9

Acquisition-related intangibles included in the above table are finite-lived, other than in-process research and development which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis, in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $5.6 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $14.8 million and $4.9 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense is recorded to cost of revenue, research and development, sales and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of September 30, 2020 (in thousands):

2020 (remainder of year)	$5,597
2021	22,792
2022	21,087
2023	20,074
2024	19,796
Thereafter	67,726
Total estimated future amortization expense	$157,072

6. Balance sheet components
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$23,350	$18,352
Laboratory equipment	32,676	24,873
Computer equipment	8,126	5,995
Software	2,649	2,611
Furniture and fixtures	1,277	1,198
Automobiles	58	58
Construction-in-progress	10,703	10,795
Total property and equipment, gross	78,839	63,882
Accumulated depreciation and amortization	(32,709)	(26,135)
Total property and equipment, net	$46,130	$37,747

Depreciation expense was $2.4 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $6.8 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and related expenses	$20,552	$16,440
Compensation and other liabilities associated with business combinations	38,905	30,560
Deferred revenue	1,917	1,429
Other	16,612	16,385
Total accrued liabilities	$77,986	$64,814

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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$7,017	$—	$—	$7,017	$7,017	$—	$—
U.S. treasury notes	162,163	182	—	162,345	162,345	—	—
U.S. government agency securities	92,486	17	—	92,503	—	92,503	—
Total financial assets	$261,666	$199	$—	$261,865	$169,362	$92,503	$—

Financial liabilities:
Stock payable liability				$53,330	$—	$—	$53,330
Contingent consideration				12,290	—	—	12,290
Total financial liabilities				$65,620	$—	$—	$65,620

September 30, 2020
Reported as:
Cash equivalents	$332
Restricted cash	6,685
Marketable securities	254,848
Total cash equivalents, restricted cash, and marketable securities	$261,865

Accrued liabilities	$10,500
Other long-term liabilities	$55,120

	December 31, 2019
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$39,396	$—	$—	$39,396	$39,396	$—	$—
Certificates of deposit	300	—	—	300	—	300	—
U.S. treasury notes	150,627	—	(15)	150,612	150,612	—	—
U.S. government agency securities	193,302	6	—	193,308	—	193,308	—
Total financial assets	$383,625	$6	$(15)	$383,616	$190,008	$193,608	$—

Financial liabilities:
Contingent consideration				$11,300	$—	$—	$11,300
Total financial liabilities				$11,300	$—	$—	$11,300

December 31, 2019
Reported as:
Cash equivalents	$136,997
Restricted cash	6,183
Marketable securities	240,436
Total cash equivalents, restricted cash, and marketable securities	$383,616

Accrued liabilities	$3,300
Other long-term liabilities	$8,000

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at September 30, 2020 was $11.9 million. Our certificates of deposit and debt securities of U.S. government agency entities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the three and nine months ended September 30, 2020, the change in fair value related to stock payable liabilities recorded to other income (expense), net was expense of $16.2 million and $37.9 million, respectively.
As of September 30, 2020, we had contingent obligations of $10.5 million of our common stock to the former owners of Jungla in connection with our acquisition of Jungla in July 2019. The amount of the contingent obligation is dependent upon achievement of certain post-close development milestones. We estimated the fair value of the contingent consideration as $10.7 million at the acquisition date in July 2019 using a discounted cash flow technique based on estimated achievement of the post-close milestones and discount rates which were Level 3 inputs not supported by market activity. These inputs can significantly affect the estimated fair value of the contingent consideration. The value of the liability is subsequently remeasured to fair value at each reporting date with changes recorded as general and administrative expense.

As of September 30, 2020, we had contingent obligations of $1.8 million of our common stock to the former owners of Genelex in connection with our acquisition of Genelex in April 2020. The amount of the contingent obligation is dependent upon achievement of a certain post-close milestone and the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. We estimated the fair value of the contingent consideration as $2.0 million at the acquisition date in April 2020 using a discounted cash flow technique based on estimated achievement of the post-close milestone, our estimate of amounts to ultimately be paid, and discount rates which were Level 3 inputs not supported by market activity. These inputs can significantly affect the estimated fair value of the contingent consideration. The value of the liability is subsequently remeasured to fair value at each reporting date with changes recorded as general and administrative expense.
8. Commitments and contingencies
Leases
Operating leases
In 2015, we entered into a lease agreement for our headquarters and main production facility in San Francisco, California which commenced in 2016. This lease expires in 2026 and we may renew the lease for an additional ten years. This optional period was not considered reasonably certain to be exercised and therefore we determined the lease term to be a ten-year period expiring in 2026. In connection with the execution of the lease, we provided a security deposit of approximately $4.6 million which is included in restricted cash in our consolidated balance sheets. We also have other operating leases for office and laboratory space in California, Massachusetts, New York and Washington and internationally in Australia and Israel. We expect to enter into new leases and modifying existing leases as we support continued growth of our operations.
As of September 30, 2020, the weighted-average remaining lease term for our operating leases was 5.7 years and the weighted-average discount rate used to determine our operating lease liability was 11.3%. Cash payments included in the measurement of our operating lease liabilities were $3.0 million and $2.7 million for the three months ended September 30, 2020 and 2019, respectively, and $8.4 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively.
The components of lease costs, which were included in cost of revenue, research and development, selling and marketing and general and administrative expenses on our consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$2,746	$2,666	$8,014	$7,747
Sublease income	—	(43)	—	(129)
Finance lease costs	515	386	1,474	1,197
Total lease costs	$3,261	$3,009	$9,488	$8,815

Future minimum payments under non-cancelable operating leases as of September 30, 2020 are as follows (in thousands):

2020 (remainder of year)	$1,991
2021	12,230
2022	11,530
2023	11,039
2024	11,182
Thereafter	19,698
Future non-cancelable minimum operating lease payments	67,670
Less: imputed interest	(18,679)
Total operating lease liabilities	48,991
Less: current portion	(6,628)
Operating lease obligations, net of current portion	$42,363

Finance leases
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years with a weighted-average remaining lease term of 2.5 years as of September 30, 2020 and are typically secured by the underlying equipment. The weighted-average discount rate used to determine our finance lease liability was 4.9%. The portion of the future payments designated as principal repayment and related interest was classified as a finance lease obligation on our consolidated balance sheets. Finance lease assets are recorded within other assets on our consolidated balance sheet and were $6.2 million and $5.6 million as of September 30, 2020 and December 31, 2019, respectively. Cash payments included in the measurement of our finance lease liabilities were $0.4 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Future payments under finance leases at September 30, 2020 are as follows (in thousands):

2020 (remainder of year)	$459
2021	1,184
2022	1,184
2023	436
Total finance lease obligations	3,263
Less: interest	(192)
Present value of net minimum finance lease payments	3,071
Less: current portion	(1,237)
Finance lease obligations, net of current portion	$1,834

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
In September 2019, we settled our obligations under the 2018 Note Purchase Agreement in full for $85.7 million, which included repayment of principal of $75.0 million, accrued interest of $2.4 million, and prepayment fees of $8.9 million which were recorded as debt extinguishment costs in other income (expense), net in our consolidated statement of operations during the three months ended September 30, 2019.
Interest expense related to our debt financings, excluding the impact of our Convertible Senior Notes (defined below), was nil and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and nil and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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
The Convertible Senior Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of September 30, 2020, none of the above circumstances had occurred and therefore the Convertible Senior Notes could not have been converted.
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
The Convertible Senior Notes as of September 30, 2020 consisted of the following (in thousands):

Outstanding principal	$350,000
Unamortized debt discount and issuance costs	(70,130)
Net carrying amount, liability component	$279,870

As of September 30, 2020, the fair value of the Convertible Senior Notes was $579.3 million. The estimated fair value of the Convertible Senior Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Senior Notes in an over-the-counter market. We recognized $5.5 million and $16.4 million of interest expense related to the Convertible Senior Notes during the three and nine months ended September 30, 2020, respectively, and $1.1 million during both the three and nine months ended September 30, 2019.

Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At September 30, 2020, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $7.7 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at September 30, 2020 or December 31, 2019.
Contingencies
We were not a party to any material legal proceedings at September 30, 2020, or at the date of this report other than listed below which are related to ArcherDX which we acquired in October 2020. We cannot currently predict the outcome of these actions. We are and may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business. While we believe any such claims are unsubstantiated, and we believe we are in compliance with applicable laws and regulations applicable to our business, the resolution of any such claims could be material.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. The litigations have now been consolidated for all purposes, are ongoing, and trial has been scheduled for May 2022.
QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. This litigation is ongoing, and trial is currently scheduled for August 2021.
9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible preferred stock:
Shares outstanding, beginning of period	125	125	125	3,459
Conversion into common stock	—	—	—	(3,334)
Shares outstanding, end of period	125	125	125	125

Common stock:
Shares outstanding, beginning of period	131,289	93,763	98,796	75,481
Common stock issued in connection with public offering	—	786	23,058	11,136
Common stock issued on exercise of stock options, net	245	71	553	411
Common stock issued pursuant to vesting of RSUs	1,322	476	4,803	1,721
Common stock issued pursuant to exercises of warrants	54	10	202	29
Common stock issued pursuant to employee stock purchase plan	—	—	342	235
Common stock issued pursuant to business combinations	358	1,409	5,514	4,168
Common stock issued upon conversion of preferred stock	—	—	—	3,334
Shares outstanding, end of period	133,268	96,515	133,268	96,515

2018 Sales Agreement
In August 2018, we entered into a Common Stock Sales Agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed $75.0 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, or Securities Act, including without limitation sales made directly on The New York Stock Exchange, and also may sell the shares in privately negotiated transactions, subject to our prior approval. Per the terms of the agreement, Cowen receives a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. In March 2019, we amended the 2018 Sales Agreement to increase the aggregate amount of our common stock to be sold under this agreement not to exceed $175.0 million. During the second quarter of 2020, we sold a total of 2.6 million shares of common stock under the 2018 Sales Agreement at an average price of $17.60 per share for aggregate gross proceeds of $46.0 million and net proceeds of $44.5 million.

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
Under our management incentive compensation plan, in July 2019 we granted PRSUs to our executive officers as well as other specified senior level employees based on the level of achievement of a specified 2019 revenue goal. One-third of the 0.8 million shares that were ultimately awarded under this plan vested during the nine months ended September 30, 2020 and the remaining awards will continue to vest over a period of two years. In June 2020, we granted 0.3 million PRSUs under this plan which are based on the level of achievement of a specified 2020 cash burn goal. These PRSUs will vest beginning in 2021 over a period of one year and may range from 0% to 100% of the target amount of shares, depending on eligibility and performance. As of September 30, 2020, these PRSUs had a fair value of $2.8 million based on an estimated issuance of 0.2 million shares and expectation of the performance condition.

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2019	5,444	3,542	$9.49	6.1	$24,966
Additional shares reserved	4,649	—
Options granted	(295)	295	17.26
Options exercised	—	(553)	7.53
RSUs and PRSUs granted(1)	(3,241)	—
RSUs and PRSUs cancelled	433	—
Balances at September 30, 2020	6,990	3,284	$10.54	5.9	$107,733
Options exercisable at September 30, 2020		2,767	$9.50	5.4	$93,648
Options vested and expected to vest at September 30, 2020		3,200	$10.39	5.9	$105,483

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
In the nine months ended September 30, 2020 and 2019, the weighted-average fair value per share of options to purchase common stock granted was $10.10 and $14.52, respectively, and the total grant-date fair value of options to purchase common stock vested was $2.3 million and $3.6 million, respectively. The intrinsic value of options to purchase common stock exercised was $9.9 million and $5.8 million in the nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes RSU activity, which includes the changes in Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2019	8,885	$15.17
RSUs granted	4,545	$18.53
Time-based RSUs and PRSUs granted - Singular Bio (1)	(1,578)	$25.85
PRSUs granted	274	$16.17
RSUs vested	(4,803)	$17.98
RSUs cancelled	(433)	$18.40
Balance at September 30, 2020	6,890	$12.82

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

 2015 Employee Stock Purchase Plan
In January 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At September 30, 2020, cash received from payroll deductions pursuant to the ESPP was $3.6 million. At September 30, 2020, a total of 1.2 million shares of common stock were reserved for issuance under the ESPP.

 Stock-based compensation
The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$2,104	$822	$5,321	$3,678
Research and development	7,185	22,181	70,954	30,753
Selling and marketing	4,078	1,752	9,198	5,909
General and administrative	7,838	3,531	16,856	7,486
Total stock-based compensation expense	$21,205	$28,286	$102,329	$47,826

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(102,902)	$(78,707)	$(367,832)	$(165,060)
Shares used in computing net loss per share, basic and diluted	132,484	95,577	119,386	88,663
Net loss per share, basic and diluted	$(0.78)	$(0.82)	$(3.08)	$(1.86)

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock subject to outstanding options	3,365	3,647	3,419	3,691
Shares of common stock subject to outstanding warrants	330	586	396	596
Shares of common stock subject to outstanding RSUs	5,800	5,915	5,589	4,878
Shares of common stock subject to outstanding PRSUs	1,531	2,722	1,945	994
Shares of common stock pursuant to ESPP	312	229	316	219
Shares of common stock underlying Series A convertible preferred stock	125	125	125	896
Shares of common stock subject to convertible senior notes exercise	8,074	2,616	8,074	872
Total shares of common stock equivalents	19,537	15,840	19,864	12,146

12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$64,322	$52,687	$167,462	$140,700
Canada	1,101	1,158	3,117	3,005
Rest of world	3,305	2,666	8,588	6,834
Total revenue	$68,728	$56,511	$179,167	$150,539

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

•	the implementation of our business model;

•	the expected benefits from and our ability to integrate our acquisitions, including ArcherDX;

•	the rate and degree of market acceptance of our tests and genetic testing generally;

•	our ability to scale our infrastructure and operations in a cost‑effective manner;

•	the timing of and our ability to introduce improvements to our genetic testing platform and to expand our assays to include additional genes;

•	the timing and results of studies with respect to our tests;

•	developments and projections relating to our competitors and our industry;

•	our competitive strengths;

•	the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;

•	our commercial plans, including our sales and marketing expectations as well as our ability to expand internationally;

•	our ability to obtain and maintain adequate reimbursement for our tests;

•	regulatory developments in the United States and foreign countries;

•	our ability to attract and retain key scientific or management personnel;

•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to obtain funding for our operations and the growth of our business, including potential acquisitions;

•	our financial performance;

•	the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results;

•	our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements; and

•	the impact of tax laws on our business.
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

•
Driving volume.  We intend to increase our brand equity and visibility through excellent service and a variety of marketing and promotional techniques, including scientific publications and presentations, sales, marketing, public relations, social media and web technology vehicles. We believe that rapidly increasing the number of customers using our platform helps us to attract partners.

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
Business overview
We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, reproductive health, cardiology, neurology, pediatrics, metabolic conditions and rare diseases. In addition to our own research and development expertise, we have established a track record of building for the near- and long-term with our M&A strategy. We acquired multiple assets including four businesses in 2017, which expanded our suite of genome management offerings and strengthened our offering in reproductive health. In the first quarter of 2019, we expanded our reproductive offering by introducing our non-invasive prenatal screen ("NIPS"). In June 2019, we launched a direct channel to consumers to increase accessibility to our testing platform. To improve our technology stack and reduce costs associated with variant interpretation, we acquired Singular Bio, Inc. ("Singular Bio") in June 2019, Jungla Inc. ("Jungla") in July 2019, and Oracle BV operating under the name "Diploid" in March 2020. To further expand our ability to scale and improve customer experience with patient support telehealth solutions and the use of intuitive chatbots, we acquired Clear Genetics, Inc. ("Clear Genetics") in November 2019. In April 2020, we acquired YouScript Incorporated ("YouScript") and Genelex Solutions, LLC ("Genelex") to expand content and improve customer experience by bringing pharmacogenetic testing and integrated clinical decision support to Invitae. In order to expand content and increase access to personalized oncology, we acquired ArcherDX, Inc. ("ArcherDX") in October 2020, with a view towards integrating Invitae's germline testing with ArcherDX's tumor profiling and liquid biopsy technology and services into a single platform to enable precision medicine approaches from diagnostic testing to therapy optimization and monitoring.
We have experienced rapid growth. For the years ended December 31, 2019, 2018 and 2017, our revenue was $216.8 million, $147.7 million, and $68.2 million, respectively, and we incurred net losses of $242.0 million, $129.4 million and $123.4 million, respectively. For the nine months ended September 30, 2020 and 2019, our revenue was $179.2 million and $150.5 million, respectively, and we incurred net losses of $367.8 million and $165.1 million, respectively. At September 30, 2020, our accumulated deficit was $1.1 billion. To meet the demands of scaling our business, we increased our number of employees to approximately 1,500 at September 30, 2020 from approximately 1,100 on September 30, 2019. Our sales force grew to approximately 270 at September 30, 2020 from approximately 190 at September 30, 2019. Upon the closing of the ArcherDX acquisition, our headcount increased by approximately 400 employees to approximately 1,900 in October 2020.
Sales of our tests have grown significantly. In 2019, 2018 and 2017, we accessioned 482,000, 303,000, and 150,000 samples, respectively, and generated 469,000, 292,000, and 145,000 billable tests, respectively. In the nine months ended September 30, 2020, we accessioned 444,000 samples and generated 421,000 billable tests compared to approximately 334,000 accessioned samples and 322,000 billable tests in the same period in 2019. Approximately 41% of the billable tests we performed in the first nine months of 2020 were billable to institutions and patients, and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient which may result in further delay in payment for these tests.

We expect to incur operating losses for the near-term as we invest in our business to achieve our revenue growth objectives and may need to raise additional capital in order to fund our operations. If we are unable to achieve these objectives and successfully manage our costs, we may not be able to achieve profitability in the near-term or at all.
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
Merger with ArcherDX
On June 21, 2020, we, Apollo Merger Sub A Inc., a Delaware corporation and a wholly-owned subsidiary of Invitae ("Merger Sub A"), Apollo Merger Sub B LLC, a Delaware limited liability company and a wholly-owned subsidiary of Invitae ("Merger Sub B"), ArcherDX and Kyle Lefkoff, solely in his capacity as holders’ representative, entered into an Agreement and Plan of Merger and Plan of Reorganization that provided for the acquisition of ArcherDX by Invitae. We acquired ArcherDX through a two-step merger which was consummated on October 2, 2020. Merger Sub A merged with and into ArcherDX, with ArcherDX surviving the merger as a wholly owned subsidiary of Invitae, referred to as the first merger. Promptly following the first merger, ArcherDX merged with and into Merger Sub B, with Merger Sub B surviving as a wholly owned subsidiary of Invitae, referred to as the second merger. Such first merger and second merger are referred to collectively as the merger or the transaction.
Under the terms of the agreement, we acquired ArcherDX for upfront consideration consisting of 30.0 million shares of common stock and $325.0 million in cash, plus up to an additional 27.0 million shares of common stock payable in connection with the achievement of certain milestones. In connection with the transaction, we entered into a definitive agreement to issue $275.0 million in common stock in a private placement at a price of $16.85 per share which closed concurrently with the merger. In addition, we borrowed $135.0 million on a senior secured term loan facility ("2020 Term Loan") concurrent with the closing of the transaction. In connection with the 2020 Term Loan, we issued warrants to purchase 1.0 million shares of our common stock with an exercise price of $16.85 per share. The 2020 Term Loan is available (i) to finance, in whole or in part, the merger, (ii) to pay fees, costs and expenses related to the merger, the debt financing and the other transactions related to the merger and (iii) for other general working capital purposes.
ArcherDX offers a suite of products and services that are highly accurate, personal, actionable and easy to use in local settings. Additionally, ArcherDX’s products and services enable biopharmaceutical companies to cost-effectively accelerate drug development. Its product development platform, with proprietary Anchored Multiplex PCR, or AMP, chemistry at the core, has enabled ArcherDX to develop industry-leading products and services that allow for therapy optimization and cancer monitoring.
ArcherDX has developed and commercialized research use only, or RUO, products, is developing in-vitro diagnostic, or IVD, products, and offers services that meet the unique needs of its customers and their clinical applications. ArcherDX’s five RUO product lines consist of DNA-based VariantPlex, RNA-based FusionPlex, ctDNA-based LiquidPlex and RNA-based Immunoverse, which are collectively referred to as ArcherPlex, and Personalized Cancer Monitoring, or PCM. ArcherDX offerings include commercial RUO products and services that laboratories use to conduct genomic analysis for therapy optimization and cancer monitoring. ArcherDX intends to submit STRATAFIDE, in 2020, and PCM, in the future, for United States Federal Drug Administration, or FDA, approval and/or clearance so they can be marketed as IVDs. STRATAFIDE and PCM have both received Breakthrough Device designation from the FDA, which offers potentially faster review through priority review for certain medical devices. Additionally, ArcherDX offers Assay Designer and Designer Pro as services to clinical and biopharmaceutical customers, which allow them to customize biomarker targets and develop new applications. ArcherDX’s analyte- and sample-agnostic products and services enable clinicians to quickly and locally generate actionable genomic information to deliver industry-leading care to patients with solid tumors, blood cancers or sarcomas.

We expect the merger with ArcherDX to have a significant impact on our results of operations and financial condition as of and for the fourth quarter ending December 31, 2020 and in future periods as we integrate ArcherDX's tumor profiling and liquid biopsy technologies and services in a single platform. We expect the integration to include investments to continue our mission to offer comprehensive genetic information into mainstream medical practice while also expecting to realize synergies from enhancing our product offering and ability to serve our customers. The merger with ArcherDX will significantly increase our billable units and revenue we recognize as well as expenses we incur as a combined company, including expenses related to ongoing litigation involving ArcherDX.
Impact of COVID-19
Our test volumes decreased significantly in the second half of March 2020 as compared to the first few months of 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. Our daily test volumes have consistently increased from the low in March 2020, although we are currently still experiencing changes in product mix due to the impact of COVID-19. COVID-19 could have a material impact on our financial results for at least the next quarter and for the foreseeable future, particularly on product mix and as a result, the revenue we recognize. We have reviewed and adjusted for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
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
Given the unknown duration and extent of COVID-19’s impact on our business, and the healthcare system in general, we are adapting our spending and investment levels to evolving market conditions, including efforts to focus operating expense on increasing gross profit, otherwise managing cash burn, and focusing commercial execution on workflows that support remote ordering, online support and telehealth. Approximately 8% of our workforce as of March 2020 was impacted by a reduction in force in April 2020 in an initiative to manage costs and cash burn, which resulted in one-time costs in the second quarter of 2020 of $3.8 million. In addition, effective May 2020, we reduced the salaries of our named executive officers by approximately 20%.
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

Success obtaining and maintaining reimbursement
Our ability to increase the number of billable tests and our revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 310 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.
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
Ability to expand our genetic content
Our focus on reducing the average cost per test will have a countervailing force — increasing the number of tests we offer and the content of each test. We intend to continue to expand our test menu by steadily releasing additional genetic content for the same or lower prices per test, ultimately leading to affordable whole genome services. The breadth and flexibility of our offering will be a critical factor in our ability to address new markets, including internationally, for genetic testing services. Both of these, in conjunction with our continued focus on strategic partnerships, will be important to our ability to continue to grow the volume of billable tests we deliver.
Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art and costly technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our customers' experience, and expand the functionality of our website. We will incur costs related to marketing and branding as we spread our initiatives beyond our current customer base and focus on providing access to customers through our website. We have hired additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facilities to accommodate growth and as we expand internationally. In addition, we expect to incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business.
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
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering test results to clinicians and patients and includes expenses for materials and supplies, personnel-related costs, equipment and infrastructure expenses associated with testing and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles and utilities. Costs associated with performing our tests are recorded as the patient’s sample is processed. We expect cost of revenue to generally increase in line with the increase in the number of tests we perform, however we expect future increases in amortization of acquired intangible assets which are not dependent on sample volume. We anticipate our cost per test will generally decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reductions, although the cost per test may fluctuate from quarter to quarter. These reductions in cost per test will be likely be offset by new tests which often have a higher cost per test during the introductory phases before we are able to gain efficiencies.
Operating expenses
Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense. While we are focusing on growing our business which will generate increased operating expenses in future periods, we are also mindful of the resurgence of COVID-19 which could cause a disruption in our business and the need to respond accordingly.
Research and development
Research and development expenses represent costs incurred to develop our technology and future tests. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate in our tests and with our efforts to lower the cost of performing our tests. In addition, we incur process development costs to further develop the software we use to operate our laboratory, analyze the data it generates, process customer orders, enable ease of customer ordering, deliver reports and automate our business processes. These costs consist of personnel-related costs, laboratory supplies and equipment expenses, consulting costs and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangible assets and utilities.
We expense all research and development costs in the periods in which they are incurred. Our research and development expenses have increased as we continued our efforts to develop additional tests, made investments to reduce testing costs, streamlined our technology to provide patients access to testing, scaled our business domestically and internationally and acquired and integrated new technologies. We expect these costs to increase in the future as we invest in our technologies, however, certain costs could fluctuate significantly from quarter to quarter, specifically related to our stock-based compensation.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, including commissions, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing costs to increase as we build our brand.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our co-development agreements; changes in the fair value of contingent consideration; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to increase in the future as our business grows.
Other expense, net
Other expense, net, primarily consists of adjustments to the fair value of our stock payable liabilities arising from business combinations and we expect it to fluctuate significantly from period to period due to the volatility of our common stock. Other expense, net also includes income generated from our cash equivalents and marketable securities and amounts received under the CARES Act.
Interest expense
Interest expense is attributable to debt financing, including our convertible senior notes issued in September 2019 ("Convertible Senior Notes"), and finance leases. See Note 8, “Commitments and contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
Income tax benefit
The income tax benefit is comprised of changes in our deferred income taxes and associated valuation allowances resulting from business combinations.
Critical accounting policies and estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We evaluate our estimates on an ongoing basis. Our estimates are based on current facts, our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that our accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of operations
Three Months Ended September 30, 2020 and 2019
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended September 30,		Dollar Change	% Change
	2020	2019
Revenue:
Test revenue	$67,326	$55,502	$11,824	21%
Other revenue	1,402	1,009	393	39%
Total revenue	68,728	56,511	12,217	22%
Cost of revenue	46,643	32,120	14,523	45%
Research and development	37,802	46,951	(9,149)	(19)%
Selling and marketing	37,800	32,690	5,110	16%
General and administrative	27,306	21,733	5,573	26%
Loss from operations	(80,823)	(76,983)	(3,840)	5%
Other expense, net	(15,771)	(7,591)	(8,180)	108%
Interest expense	(6,308)	(2,833)	(3,475)	123%
Net loss before taxes	(102,902)	(87,407)	(15,495)	18%
Income tax benefit	—	(8,700)	8,700	(100)%
Net loss	$(102,902)	$(78,707)	$(24,195)	31%
Revenue
The increase in total revenue of $12.2 million for the three months ended September 30, 2020 compared to the same period in 2019 was due primarily to increased test volume as well as product mix and pricing. Billable test volumes increased to approximately 157,000 in the three months ended September 30, 2020 compared to 124,000 in the same period of 2019, an increase of 27 percent. Average revenue per test decreased to $429 per test in the three months ended September 30, 2020 compared to $448 per test in the comparable prior period primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $14.5 million for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to increased costs per sample as well as increased test volume, partially offset by the effect of cost efficiencies. For the three months ended September 30, 2020, the number of samples accessioned increased to 170,000 from 129,000 for the same period in 2019. Cost per sample accessioned was $274 in the three months ended September 30, 2020 compared to $249 for the same period in 2019. The cost per sample accessioned increased primarily due to an increase in amortization of acquired intangible assets of $3.3 million as well as changes in product mix. These increases were partially offset by production improvements which resulted in material efficiencies and automation and software improvements which reduced the medical interpretation time per report.
Research and development
The decrease in research and development expense of $9.1 million for the three months ended September 30, 2020 compared to the same period in 2019 was due primarily to reductions in stock-based compensation related to our acquisition of Singular Bio, Inc. in June 2019 of $18.8 million and increased allocations of resources from research and development to cost of revenue to support the increase in production volumes of $3.7 million. These decreases were partially offset by an increase in other personnel-related costs of $11.3 million, principally reflecting increased headcount; an increase in professional fees of $0.7 million; an increase in technology costs of $0.6 million; and an increase in occupancy costs of $0.5 million.

Selling and marketing
The increase in selling and marketing expense of $5.1 million for the three months ended September 30, 2020 compared to the same period in 2019 was due primarily to the growth of the business and principally consisted of increases in personnel-related costs of $7.7 million primarily reflecting increased headcount and includes an increase in sales commissions of $2.6 million, partially offset by decreases in marketing costs of $2.2 million and travel-related costs of $1.6 million due to reductions in spending in response to COVID-19.
General and administrative
The increase in general and administrative expense of $5.6 million for the three months ended September 30, 2020 compared to the same period in 2019 was due primarily to the growth of the business and the effect of our business acquisitions, and principally consisted of the following elements: personnel-related costs increased by $6.6 million; a $2.4 million increase in legal and accounting services which was primarily due to increased acquisition-related transaction costs incurred related to our acquisition of ArcherDX; a $0.7 million increase in costs related to our co-development agreements and a $0.4 million increase in information technology expenses for software licenses and related expenses.
These cost increases were partially offset by a decrease in post-combination expense related to our acquisitions of $2.9 million, a decrease of $0.6 million in fair value adjustments to our contingent consideration obligations and an increase of $0.6 million in allocations of technology and facilities-related expenses to other functional areas.
Other expense, net
The increase in other expense, net of $8.2 million for the three months ended September 30, 2020 compared to the same period in 2019 was due principally to fair value adjustments related to our stock payable liabilities of $16.2 million due to the increase in the price of our common stock during the period offset by a reduction of debt extinguishment costs of $8.9 million incurred in September 2019 with no similar expense in the current period.
Interest expense
The increase in interest expense of $3.5 million for the three months ended September 30, 2020 compared to the same period in 2019 was due to increased debt outstanding compared to the prior year period.
Income tax benefit
The decrease in income tax benefit of $8.7 million was due to the net deferred tax liabilities assumed in connection with our acquisition of Jungla during the three months ended September 30, 2019, while there was no similar income tax benefit in the current year period.

Nine Months Ended September 30, 2020 and 2019
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Nine Months Ended September 30,		Dollar Change	% Change
	2020	2019
Revenue:
Test revenue	$175,503	$147,423	$28,080	19%
Other revenue	3,664	3,116	548	18%
Total revenue	179,167	150,539	28,628	19%
Cost of revenue	130,017	81,380	48,637	60%
Research and development	168,433	90,247	78,186	87%
Selling and marketing	119,440	87,662	31,778	36%
General and administrative	81,966	56,326	25,640	46%
Loss from operations	(320,689)	(165,076)	(155,613)	94%
Other expense, net	(32,499)	(5,572)	(26,927)	483%
Interest expense	(17,244)	(7,062)	(10,182)	144%
Net loss before taxes	(370,432)	(177,710)	(192,722)	108%
Income tax benefit	(2,600)	(12,650)	10,050	(79)%
Net loss	$(367,832)	$(165,060)	$(202,772)	123%
Revenue
The increase in total revenue of $28.6 million for the nine months ended September 30, 2020 compared to the same period in 2019 was due primarily to increased test volume offset by changes in product mix. Billable test volumes increased to approximately 421,000 in the nine months ended September 30, 2020 compared to 322,000 in the same period of 2019, an increase of 31 percent. While our test volumes increased during the nine months ended September 30, 2020 as compared to the prior year period, we began to see a significant decrease in the second half of March 2020 as a result of COVID-19 and our test volumes continued to be impacted through the second quarter. Average revenue per test decreased to $417 per test in the nine months ended September 30, 2020 compared to $458 per test in the comparable prior period primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $48.6 million for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to costs associated with increased test volume and increased cost per sample, partially offset by the effect of cost efficiencies. For the nine months ended September 30, 2020, the number of samples accessioned increased to 444,000 from 334,000 for the same period in 2019. Cost per sample accessioned was $293 in the nine months ended September 30, 2020 compared to $244 for the same period in 2019. The increase in cost per sample accessioned in the nine months ended September 30, 2020 was primarily attributable to an increase in amortization of acquired intangible assets of $9.7 million as well as changes in product mix and the influence of COVID-19. These increases were partially offset by production improvements which resulted in material efficiencies and automation and software improvements which reduced the medical interpretation time per report.
Research and development
The increase in research and development expense of $78.2 million for the nine months ended September 30, 2020 compared to the same period in 2019 was due to the growth of the business as well as to costs related to our acquisitions of Singular Bio in June 2019 and Diploid in March 2020. The increase principally consisted of the following elements as we invest in research and development initiatives as we grow: personnel-related costs increased by $75.3 million, primarily reflecting increased headcount as well as an increase in stock-based compensation of $42.2 million primarily related to equity awards granted to new employees who joined Invitae in connection with our acquisitions of Singular Bio and Diploid; technology expense increased by $3.4 million primarily reflecting increased headcount; professional fees increased by $3.2 million; general lab expenses increased by $1.6 million and occupancy expenses increased by $1.4 million.

These cost increases were partially offset by increased allocations of resources from research and development to cost of revenue to support the increase in production volumes, and allocations from other functional areas which reduced research and development expense by $7.1 million.
Selling and marketing
The increase in selling and marketing expense of $31.8 million for the nine months ended September 30, 2020 compared to the same period in 2019 was due primarily to the growth of the business and our increased spending on marketing initiatives prior to our cut backs in the second quarter of 2020 as a response to COVID-19. The increase in selling and marketing expenses principally consisted of the following elements: personnel-related costs increased by $26.4 million reflecting increased headcount and included an increase in sales commissions of $7.8 million; allocated technology and facilities-related expenses increased by $3.2 million; marketing costs principally for branding initiatives and advertising increased by $2.7 million; technology expense increased by $0.9 million and professional fees increased by $0.7 million. These costs were partially offset by reductions in travel-related costs of $2.4 million due to reductions in spending in response to COVID-19.
General and administrative
The increase in general and administrative expense of $25.6 million for the nine months ended September 30, 2020 compared to the same period in 2019 was due primarily to the growth of the business and the effect of our business acquisitions and principally consisted of the following elements: personnel-related costs increased by $18.5 million principally due to increased headcount; legal and accounting services increased by $8.3 million which was primarily due to increased acquisition-related transaction costs incurred in 2020 related to Diploid, Genelex, YouScript and ArcherDX; a $4.4 million increase in fair value adjustments to our contingent consideration obligations; information technology costs increased by $1.6 million due to software licenses and related expenses; professional fees increased by $1.2 million; occupancy costs increased by $0.7 million and depreciation and amortization expense increased by $0.6 million.
These cost increases were partially offset by a decrease in post-combination expense related to our acquisitions of $5.5 million and an increase of $5.2 million in allocations of technology and facilities-related expenses to other functional areas.
Other expense, net
The increase in other expense, net of $26.9 million for the nine months ended September 30, 2020 compared to the same period in 2019 was due principally to fair value adjustments related to our stock payable liabilities of $37.9 million due to the increase in the price of our common stock partially offset by a reduction of debt extinguishment costs of $8.9 million incurred in September 2019 with no similar expense in the current period and by $3.8 million received under the CARES Act during the current year period.
Interest expense
The increase in interest expense of $10.2 million for the nine months ended September 30, 2020 compared to the same period in 2019 was due principally to increased debt outstanding as compared to the prior year period.
Income tax benefit
The decrease in income tax benefit of $10.1 million was due to the net deferred tax liabilities assumed in connection with our acquisition of YouScript of $2.6 million in April 2020 as compared to $12.7 million assumed in our acquisition of Singular Bio in June 2019 and Jungla in July 2019.
Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the nine months ended September 30, 2020 and 2019, we had net losses of $367.8 million and $165.1 million, respectively, and we expect to incur additional losses in the future. At September 30, 2020, we had an accumulated deficit of $1.1 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by fees collected from our customers, net proceeds from sales of our capital stock as well as borrowing from debt facilities and the issuance of Convertible Senior Notes.
In March 2019, we issued, in an underwritten public offering, an aggregate of 10.4 million shares of our common stock at a price of $19.00 per share, for gross proceeds of $196.7 million and net proceeds of $184.5 million. During 2019, we issued 0.8 million shares of common stock at an average price of $25.71 per share in "at the market" offerings for aggregate proceeds of $20.2 million and net proceeds of $19.5 million. In April 2020, we issued, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of approximately $173.0 million. In June 2020, we issued approximately 2.6 million shares of common stock at an average price of $17.59 per share in an "at the market" offering for aggregate proceeds of $46.0 million and net proceeds of $44.5 million.
In September 2019, we issued $350.0 of aggregate principal amount of Convertible Senior Notes which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our Convertible Senior Notes to settle a note purchase agreement we entered into in November 2018.
In October 2020 in connection with the merger with ArcherDX, we issued $275.0 million of our common stock in a private placement at a price of $16.85 per share to a syndicate of life sciences investors. We also entered into a credit facility to borrow $135.0 million. The private placement and credit facility closed concurrently with the merger in October 2020. In connection with the credit facility, we issued warrants to purchase 1.0 million shares of our common stock at an exercise price of $16.85 per share which were exercised in October 2020. In addition, the terms of this credit facility restrict our ability to incur certain indebtedness.
At September 30, 2020 and December 31, 2019, we had $368.0 million and $398.0 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the future. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2020 and fees collected from the sale of our tests will be sufficient to meet our anticipated cash requirements for the foreseeable future.
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
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(184,920)	$(97,787)
Cash used in investing activities	(88,291)	(9,612)
Cash provided by financing activities	228,760	462,430
Net increase (decrease) in cash, cash equivalents and restricted cash	$(44,451)	$355,031

Cash flows from operating activities
For the nine months ended September 30, 2020, cash used in operating activities of $184.9 million principally resulted from our net loss of $367.8 million and a $2.6 million income tax benefit generated from our acquisition of YouScript, partially offset by non-cash charges of $102.3 million for stock-based compensation, remeasurements of liabilities in connection with business combinations of $42.4 million, $23.0 million for depreciation and amortization and $11.1 million for amortization of debt discount and issuance costs related to our Convertible Senior Notes. The net effect on cash of changes in net operating assets was an increase of cash of $7.2 million.
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
Cash flows from investing activities
For the nine months ended September 30, 2020, cash used in investing activities of $88.3 million was due to net cash used to acquire Diploid, Genelex and YouScript of $57.6 million, net purchases of marketable securities of $14.7 million and cash used for purchases of property and equipment of $14.0 million.
For the nine months ended September 30, 2019, cash used in investing activities of $9.6 million was due to net maturities of marketable securities of $13.7 million partially offset by cash used for purchases of property and equipment of $13.5 million and net cash used to acquire Singular Bio and Jungla of $9.8 million.
Cash flows from financing activities
For the nine months ended September 30, 2020, cash provided by financing activities of $228.8 million consisted of net proceeds from the public offerings of common stock of $217.5 million, cash received from issuances of common stock of $9.1 million, partially offset by finance lease principal payments of $1.5 million.
For the nine months ended September 30, 2019, cash provided by financing activities of $462.4 million consisted of net proceeds from the issuance of Convertible Senior Notes of $339.9 million, net proceeds from the public offering of common stock of $204.0 million and cash received from issuances of common stock totaling $5.7 million, including cash received from exercises of stock options of $3.0 million and employee stock purchase plan purchases of $2.6 million. These cash inflows were partially offset by payments related to the settlement of our note purchase agreement through repayment of loan obligations of $75.0 million and payment of debt extinguishment costs of $10.6 million, as well as finance lease payments of $1.6 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of September 30, 2020 (in thousands):

Contractual obligations:	Remainder of 2020	2021 and 2022	2023 and 2024	2025 and beyond	Total
Operating leases	$1,991	$23,760	$22,221	$19,698	$67,670
Finance leases	459	2,368	436	—	3,263
Convertible Senior Notes	—	—	350,000	—	350,000
Purchase commitments	1,164	4,771	1,619	108	7,662
Total	$3,614	$30,899	$374,276	$19,806	$428,595
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $368.0 million at September 30, 2020, and consisted of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At September 30, 2020, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and portfolio of marketable securities. Fluctuations in the value of our cash equivalents and portfolio of marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized only if we sell the underlying securities prior to maturity or declines in fair value are determined to be other-than-temporary.
Although our Convertible Senior Notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of September 30, 2020, the fair market value of the Convertible Senior Notes was $579.3 million. For additional information about the Convertible Senior Notes, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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

PART II — Other Information

ITEM 1.  Legal Proceedings.
Other than as listed below, we are not a party to any material legal proceedings on the date of this report. We cannot currently predict the outcome of these actions. We are and may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business. While we believe any such claims are unsubstantiated, and we believe we are in compliance with applicable laws and regulations applicable to our business, the resolution of any such claims could be material.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. The litigations have now been consolidated for all purposes, are ongoing, and trial has been scheduled for May 2022.
QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. This litigation is ongoing, and trial is currently scheduled for August 2021.

ITEM 1A.  Risk Factors.
Risks related to our business and strategy
We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. Global health concerns relating to COVID-19 have negatively affected the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, some of our personnel located at our headquarters and other offices in California, elsewhere in the United States and in other countries, have been subject to shelter-in-place or stay-at-home orders from state and local governments. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may continue to negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and may continue to adversely affect demand for our tests. Earlier this year, many of our customers, including hospitals and clinics, suspended non-emergency appointments and services, which resulted in a significant decrease in our test volume. Travel bans, restrictions and border closures have also impacted our ability to ship test kits to and receive samples from our customers. Some of these measures by government authorities have and may continue to remain in place for a significant period of time. Even if these measures are lifted, they may be implemented again if COVID-19 is not contained or returns, as has been the case recently. These measures have adversely affected and may continue to adversely affect our test volume, sales activities and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, cancellation of physical participation in sales activities, meetings, events and conferences and increasing inventories of certain supplies), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we have acquired and those we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with COVID-19, our operations will be impacted.
The extent to which COVID-19 continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, the actions to contain the virus and treat its impact, and how quickly and to what extent normal economic and operating activities can resume. COVID-19 could limit the ability of our customers, suppliers and business partners to perform, including third-party payers’ ability to make timely payments to us during and following the pandemic. We have also experienced and may continue to experience a shortage of laboratory supplies and equipment, or a suspension of services from other laboratories or third parties. Even after COVID-19 has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of COVID-19, as well as limited or significantly reduced points of access of our tests, could have a material adverse effect on the demand for our tests. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing our tests. Decreased demand for our tests, particularly in the United States, has negatively affected and could continue to negatively affect our overall financial performance. Because a significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 has been significant, COVID-19 has had and could continue to have a disproportionately negative impact on our business and financial results.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of COVID-19 or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we continue to monitor the situation closely.
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the nine months ended September 30, 2020, our net loss was $367.8 million. For the years ended December 31, 2019, 2018 and 2017, our net losses were $242.0 million, $129.4 million and $123.4 million, respectively. At September 30, 2020, our accumulated deficit was $1.1 billion. While our revenue has increased over time, we expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $141.5 million, $63.5 million and $46.5 million in 2019, 2018, and 2017, respectively, and selling and marketing expenses of $122.2 million, $74.4 million, and $53.4 million in 2019, 2018, and 2017, respectively. We expect these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may also increase our operating expenses, and we may face decreases in test volume due to the impact of COVID-19. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development and selling and marketing activities and pursue and integrate acquisitions. We believe our existing cash and cash equivalents as of September 30, 2020 and revenue from sales of our tests will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the foreseeable future. We may raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of our term loan agreement restrict our ability to incur certain indebtedness. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.

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
In 2019, we acquired Singular Bio, Inc., to assist in lowering the costs of our NIPS offering, and we acquired Jungla Inc. to further enhance our genetic variant interpretation and the quality of results we deliver. In 2019 we also acquired Clear Genetics, Inc. to expand our ability to scale and deliver genetic information. In 2020, we acquired Orbicule BV operating under the name "Diploid" to enable us to quickly diagnose genetic disorders using artificial intelligence, as well as Genelex Solutions, LLC and YouScript Incorporated to bring pharmacogenetic testing and integrated clinical decision support to our offerings. In order to expand content and increase access to personalized oncology, in October 2020 we acquired ArcherDX, with a view towards integrating Invitae's germline testing with ArcherDX's tumor profiling and liquid biopsy technology and services into a single platform to enable precision medicine approaches from diagnostic testing to therapy optimization and monitoring.
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:

•
dozens of relatively specialized competitors focused on genetics applied to healthcare, such as Ambry Genetics, a subsidiary of Konica Minolta Inc.; Athena Diagnostics and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated; Baylor-Miraca Genetics Laboratories; Caris Life Sciences, Inc.; Centogene AG; Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P.; Cooper Surgical, Inc.; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; Foundation

Medicine, a subsidiary of Roche Holding AG; Fulgent Genetics, Inc., Guardant Health, Inc.; GeneDx, a subsidiary of OPKO Health, Inc.; Integrated Genetics, Sequenom Inc., Correlagen, and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings; Myriad Genetics, Inc.; Natera, Inc.; Perkin Elmer, Inc.; PreventionGenetics, LLC; Progenity, Inc.; and Sema4 Genomics;

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
We also face competition as a result of our recently completed acquisition of ArcherDX. In particular, ArcherDX competes with numerous companies in the life sciences research, clinical diagnostics and drug development spaces, including, among others, Natera, QIAGEN N.V., Guardant Health, Inc., Thermo Fisher, Inc., Foundation Medicine, Caris Life Sciences, Inc., Tempus, Laboratory Corporation of America, Quest Diagnostics, Inc., NeoGenomics, Inc., BioReference Laboratories, Inc. and Illumina, Inc.
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
Many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, higher margins on their tests, substantially greater financial, technological and research and development resources, selling and marketing capabilities, lobbying efforts, and more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests than we do, sell their tests at prices designed to win significant levels of market share, or obtain reimbursement from more third-party payers and at higher prices than we do. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-

party payers are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of next generation sequencing for clinical diagnosis and preventative care increases. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. In addition, companies or governments that control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. In addition, some of our competitors have obtained approval or clearance for certain of their tests from the U.S. Food and Drug Administration, or FDA. If payers decide to reimburse only for tests that are FDA-approved or FDA-cleared, or if they are more likely to reimburse for such tests, we may not be able to compete effectively unless we obtain similar approval or clearance for our tests. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our tests, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.
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
In the ordinary course of our business, we collect and store sensitive data, including protected health information, or PHI, personally identifiable information, credit card information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based systems. We also communicate sensitive patient data through our various customer tools and platforms. In addition to storing and transmitting sensitive personal information that is subject to myriad legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions in our business and operations. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.
The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take what we believe to be reasonable and appropriate measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. For example, ArcherDX has been subject to phishing incidents and we may experience additional incidents in the future. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, altered, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, such as but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Heath Act, or HITECH, state data security and data breach notification laws, and related regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, our various customer tools and platforms are currently accessible through our online portal and/or through our mobile applications, and there is no guarantee we can protect our online portal or our mobile applications from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
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
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA. California amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA, and further amended the law in September 2020 to clarify that de-identified data as defined under HIPAA will also be exempt from the CCPA. The CCPA regulations were finalized and approved as of August 14, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
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
Our business model assumes that we will be able to generate significant test volume, and we may not succeed in continuing to drive adoption of our tests to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. Because broad-based testing panels are relatively new, it may be more difficult or take more time for us to expand clinical adoption beyond our current customer base. In addition, clinicians in other areas of medicine may not adopt genetic testing for hereditary disease as readily as it has been adopted in hereditary cancer and our efforts to sell our tests to clinicians outside of oncology may not be successful. A lack of or delay in clinical acceptance of broad-based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing is expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. Also, we may not be successful in increasing demand for our tests through our direct channel, in which we facilitate the ordering of our genetic tests by consumers through an online network of physicians.
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
The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians, geneticists or patients, and lead to claims against us if someone were to allege that a test failed to perform as it was designed, if we failed to correctly interpret the test results, if we failed to update the test results due to a reclassification of the variants according to new published guidelines, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. In addition, our entry into the reproductive health and pharmacogenetic testing markets expose us to increased liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our reputation and results of operations.
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
If our laboratories in California, Colorado or Washington become inoperable due to disasters, health epidemics or for any other reasons, we will be unable to perform our tests and our business will be harmed.
We perform all of our tests at our production facilities in San Francisco and Irvine, California, in Golden, Colorado and in Seattle, Washington. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the substantial majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
At September 30, 2020, our total gross deferred tax assets were $204.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including license suspension, limitation, or revocation, directed plan of action, onsite monitoring, civil monetary penalties, criminal sanctions, and cancellation of the laboratory’s approval to receive Medicare and Medicaid payment for its services, as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing clinical laboratory licensure, or our failure to renew our CLIA certifications, a state or foreign license, or accreditation, could have a material adverse effect on our business, financial condition and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.
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

•
the Eliminating Kickbacks in Recovery Act, or EKRA, which prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories and reaches beyond federal health care programs, to include private insurance;

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
Although we view current U.S. Supreme Court precedent to be aligned with our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts (such as patient genetic data) and an understanding of that fact’s implications (such as a patient’s risk of disease associated with certain genetic variations) should not be patentable, it is possible that subsequent determinations by the U.S. Supreme Court or other federal courts could limit, alter or potentially overrule current law. Moreover, from time to time the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could run contrary to, or otherwise be inconsistent with, our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts and an understanding of that fact’s implications should not be patentable, which could result in third parties newly claiming that our business practices infringe patents drawn from categories of patents which we currently view to be invalid as directed to unpatentable subject matter. For example, the U.S. Senate Judiciary Committee, Subcommittee on Intellectual Property held hearings in 2019 regarding a legislative proposal that would overrule current U.S. Supreme Court precedent concerning the scope of patentable subject matter. Our President and Chief Executive Officer, Sean George, appeared before this subcommittee. If such proposal were to be formulated as a bill and enacted into law, there could be an increase in third-party claims to patent rights over correlations between patient genetic data and its interpretation and such third parties may assert that our business practices infringe some of those resulting patent rights.

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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including COVID-19, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of September 30, 2020, we had outstanding approximately 133.3 million shares of our common stock, options to purchase approximately 3.3 million shares of our common stock (of which approximately 2.8 million were exercisable as of that date), outstanding restricted stock units representing approximately 6.9 million shares of our common stock (which includes an estimated number of Time-based RSUs and PRSUs granted in connection with our acquisition of Singular Bio), outstanding Series A convertible preferred stock convertible into approximately 0.1 million shares of our common stock and warrants to purchase 0.3 million shares of our common stock. The foregoing does not include approximately 26.3 million additional shares and options to purchase 3.7 million shares issued on October 2, 2020 in connection with our acquisition of ArcherDX, 16.3 million shares of common stock issued on October 2, 2020 in a private placement pursuant to the Securities Purchase Agreement entered into in connection with our merger with ArcherDX, and 666,872 shares issued in October 2020 in connection with the exercise of a warrant issued in connection with our senior secured term loan facility entered into in connection with the merger with ArcherDX. The foregoing also does not include approximately 1.6 million shares that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions other than ArcherDX, up to 27.0 million shares which may be issuable upon the achievement of certain milestones related to the merger with ArcherDX, inducement awards to be issued in connection with our acquisition of Diploid, or shares that may be issuable in the future in connection with the Convertible Senior Notes or the conversion of our Series A preferred stock, or upon the exercise of options or vesting of restricted stock units. In addition, up to $47.7 million of our common stock was available for sale as of September 30, 2020 pursuant to our "at the market" sales agreement. The shares issued in connection with our acquisition of ArcherDX are subject to a lock-up restriction until December 17, 2020, after which many of the shares will be freely tradable, with sales of the remainder subject to certain volume limitations until January 2, 2021. The sale or the availability for sale of a large number of shares of our common stock in the public market, including in connection with the expiration of lockup restrictions, could cause the price of our common stock to decline.
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
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our certificate of incorporation will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our certificate of incorporation will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.
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
Certain Additional Risks Related to ArcherDX’s Business
ArcherDX may not be able to obtain regulatory clearance or approval of its IVD products, or even if approved, such products may not be approved for guideline inclusion, which could adversely our ability to realize the intended benefits of our merger with ArcherDX.
A significant portion of ArcherDX’s commercial strategy, including for STRATAFIDE and PCM, relies on receiving regulatory approvals with guideline inclusion to strengthen its position in establishing coverage and reimbursement of its IVD products with both public and private payers. If ArcherDX does not receive such regulatory approvals in a timely manner or at all, or ArcherDX is not successful in receiving such guideline inclusion, it may not be able to commercialize its IVD products. Additionally, third-party payers may be unwilling to provide sufficient coverage and reimbursement for ArcherDX’s products necessary for hospitals and other healthcare providers to adopt ArcherDX solutions as part of their oncological treatment strategy. ArcherDX has also focused its efforts on the development of PCM for U.S. Food and Drug Administration, or FDA, clearance and approval as a prognostic device for predicting recurrence of a primary cancer after initial treatment, which can include surgery alone or surgery plus adjuvant therapy.
Moreover, development of the data necessary to obtain regulatory clearance and/or approval of an IVD, such as STRATAFIDE, is time-consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA clearance and/or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of ArcherDX’s product candidates, any of which may materially impact our ability to realize the expected benefits of the merger.
ArcherDX’s revenues have been primarily generated by sales of its research use only, or RUO, products, but ArcherDX’s future business growth is partially dependent upon regulatory approval and market acceptance of its IVD products, including STRATAFIDE and PCM.
Historically, ArcherDX’s revenues and growth have been driven primarily by sales of its RUO products, but it anticipates that its future success will depend in large part on ArcherDX’s ability to effectively introduce enhanced or new offerings of oncological in IVD products, such as STRATAFIDE. The development and launch of enhanced or new products and services, whether RUO or IVD, require the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and require ArcherDX to accurately anticipate patients’, providers’ and, if applicable, payers’ attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that ArcherDX will not achieve its goals on a timely basis, or at all.
ArcherDX has limited experience commercializing IVD products. As a result, ArcherDX has limited experience forecasting future financial performance for its planned IVD products, including STRATAFIDE and PCM, and its actual results may fall below ArcherDX’s financial guidance or other projections, or the expectations of analysts or investors, which could cause the value of its common stock to decline. ArcherDX may experience research and development, regulatory, marketing and other difficulties that could delay or prevent its introduction of enhanced or new products or new services and result in increased costs and the diversion of management’s attention and resources from other business matters. For example, any genomic tests that ArcherDX may enhance or develop may not prove to be clinically effective, or may not meet its desired target product profile or be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; ArcherDX’s genomic test performance in commercial settings may be inconsistent with its validation or other clinical data; ArcherDX may not be successful in achieving market awareness and demand, whether through its own sales and marketing operations or entering into collaborative arrangements; the collaborative arrangements ArcherDX enters into may not be successful or it may not be able to maintain those that are successful; healthcare providers may not order or use, or third-party payers may not reimburse for, any genomic tests that ArcherDX may enhance or develop; ArcherDX may not be able to obtain approval of any of its existing or future devices as a companion diagnostic for existing treatments approved by the FDA; or ArcherDX may otherwise have to abandon a product or service in which it has invested substantial resources.
An important factor in ArcherDX’s ability to commercialize its products is collecting data that supports the value proposition of its products. The data collected from any studies ArcherDX completes may not be favorable or consistent with its existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for its products. This is particularly true with respect to service defects and errors. Any of the foregoing could have a negative impact on ArcherDX’s ability to commercialize its future products, which could have a material adverse effect on our ability to realize the intended benefits of the merger.

One of ArcherDX’s competitors has alleged that its Anchored Multiplex PCR, or AMP, chemistry and products using AMP are infringing on its intellectual property, and ArcherDX may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on ArcherDX’s business as well as our financial condition and results of operations, and the intended benefits of our merger with ArcherDX.
ArcherDX’s AMP chemistry underlies all of its research use only products and is also the foundation of STRATAFIDE and Personalized Cancer Monitoring, or PCM. On January 27, 2020, one of ArcherDX’s competitors, Natera, Inc., or Natera, filed a complaint against ArcherDX in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On April 15, 2020, Natera amended its complaint to allege that ArcherDX’s products using AMP chemistry and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220 (together with U.S. Patent Nos. 10,538,814, 10,557,172, 10,590,482, and 10,597,708, the “Natera Asserted Patents.”) Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of The Natera Asserted Patents. The litigations have now been consolidated for all purposes, are ongoing, and trial has been scheduled for May 2022.
If any of ArcherDX’s products or ArcherDX’s use of AMP chemistry is found to infringe any of the Natera Asserted Patents, it could be required to redesign its technology or obtain a license from Natera to continue developing, manufacturing, marketing, selling and commercializing AMP and its products. However, ArcherDX may not be successful in the redesign of its technology or able to obtain any such license on commercially reasonable terms or at all. Even if ArcherDX were able to obtain a license, it could be non-exclusive, thereby giving Natera and other third parties the right to use the same technologies licensed to ArcherDX, and it could require ArcherDX to make substantial licensing, royalty and other payments. ArcherDX also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing ArcherDX’s products that are found to be infringing. In addition, ArcherDX could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if ArcherDX is found to have willfully infringed any of the Natera Asserted Patents. Even if ArcherDX were ultimately to prevail, litigation with Natera could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
We cannot reasonably estimate the final outcome, including any potential liability or any range of potential future charges associated with these litigations. However, any finding of infringement by ArcherDX of any of the Natera Asserted Patents could have a material adverse effect on the business of ArcherDX and the benefits we expected to achieve through our merger with ArcherDX, as well as our financial condition and results of operations.
If ArcherDX’s products and services do not perform as expected, we may not realize the expected benefits of the merger.
The success of ArcherDX’s products depends on the market’s confidence that it can provide reliable products that enable high quality diagnostic testing with high sensitivity and specificity and short turnaround times. There is no guarantee that the accuracy and reproducibility ArcherDX has demonstrated to date will continue as its product deliveries increase and its product portfolio expands.
ArcherDX’s products and services use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than ArcherDX anticipates or result in longer than expected turnaround times. In addition, labs are required to validate their processes before using ArcherDX products for clinical purposes. These validations are outside of ArcherDX’s control. If ArcherDX’s products do not perform, or are perceived to not have performed, as expected or favorably in comparison to competitive products, its operating results, reputation, and business will suffer, and ArcherDX may also be subject to legal claims arising from product limitations, errors, or inaccuracies.
In addition, ArcherDX’s test reports for STRATAFIDE are planned to match identified mutations with FDA-approved targeted therapies or relevant clinical trials of targeted therapies, and in the case of its future companion diagnostic applications, ArcherDX’s plan to include relevant companion diagnostic claims. If a patient or physician who orders a test using one of ArcherDX’s products is unable to obtain, or be reimbursed for the use of, targeted therapies because they are not indicated in the FDA-approved label for treatment, the patient is unable to enroll in an identified clinical trial due to the enrollment criteria of the trial, or some other reason, the ordering physician may conclude the test report does not contain actionable information. If physicians do not believe ArcherDX’s products consistently generate actionable information about their patients’ disease or condition, they may be less likely to use its products.
Furthermore, we cannot provide assurance that customers will always use its products in the manner in which intended. Any intentional or unintentional misuse of these products by customers could lead to substantial civil and criminal monetary and non-monetary penalties, and could result in significant legal and investigatory fees.
ArcherDX relies on a limited number of suppliers or, in many cases, single suppliers, for laboratory equipment and materials and may not be able to find replacements or immediately transition to alternative suppliers.
ArcherDX has sourced and will continue to source components of its technology, including sequencers, reagents, enzymes, tubes and other laboratory materials, from third parties. In particular, its sequencers and many of its reagents and enzymes are sole sourced.
For example, ArcherDX’s planned STRATAFIDE and PCM products are currently being developed to use only Illumina’s sequencing platform. Without access to these sequencers, ArcherDX would be unable to run its tests and commercialize its products. In addition, ArcherDX’s product customers are required to use Illumina sequencers and reagents to run the tests that they develop based on ArcherDX’s technology. ArcherDX’s failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact its business, financial condition, and results of operations. In particular, while ArcherDX is seeking to validate its tests on additional sequencing platforms, it has not, to date, validated any alternative sequencing platform on which its testing could be run in a commercially viable manner. These efforts will require significant resources, expenditures and time and attention of ArcherDX’s management, and there is no guarantee that ArcherDX will be successful in implementing any such sequencing platforms in a commercially sustainable way. ArcherDX also cannot guarantee that it will appropriately prioritize or select alternative sequencing platforms on which to focus its efforts, in particular given ArcherDX’s limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines.
Because ArcherDX relies on third-party suppliers, it does not control the manufacture of the components of its technology, including whether such components will meet ArcherDX’s quality control requirements, nor the ability of ArcherDX’s suppliers to comply with applicable legal and regulatory requirements. In many cases, ArcherDX’s suppliers are not contractually required to supply these components to the quality or performance standards that ArcherDX requires. If the supply of components ArcherDX receives does not meet its quality control or performance standards, it may not be able to use the components, or if it uses them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, ArcherDX’s tests may not work properly or at all, or they may provide erroneous results, and ArcherDX may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at ArcherDX’s third-party manufacturers’ facilities that cause a loss of manufacturing capacity would heighten the risks that ArcherDX faces.
In the event of any adverse developments with ArcherDX’s suppliers, in particular for those products that are sole sourced, or if any of ArcherDX’s suppliers modifies any of the components they supply to it, ArcherDX’s ability to supply its products may be interrupted, and obtaining substitute components could be difficult or require ArcherDX to re-design or re-validate its products. In addition, if ArcherDX obtains FDA clearance, approval or authorization for any of its tests as an IVD, such issues with suppliers or the components that ArcherDX sources from suppliers could affect its commercialization efforts for such an IVD. ArcherDX’s failure to maintain a continued supply of components that meets its quality control requirements, or changes to or termination of its agreements or inability to renew its agreements with these parties or enter into new agreements with other suppliers, particularly in the case of sole suppliers, could result in the loss of access to important components of ArcherDX’s tests and impact ArcherDX’s test performance or affect its ability to perform its tests in a timely manner or at all, which could impair, delay or suspend its commercialization activities.
Moreover, in the event that ArcherDX transitions to a new supplier from any of its sole suppliers, doing so could be time-consuming and expensive, may result in interruptions in ArcherDX’s ability to supply its products to the market, could affect the performance of its tests or could require that ArcherDX re-validate its processes and its other tests using replacement equipment and supplies, which could hinder the adoption of ArcherDX’s products and services, resulting in increased costs.

ArcherDX relies on third-party laboratories to perform portions of its service offerings.
A large portion of ArcherDX’s biopharmaceutical testing services is performed by third-party laboratories while the remaining portion is performed by third-party CLIA-certified laboratories or ArcherDX’s own CLIA-certified laboratory. The third-party laboratories are subject to contractual obligations to perform these services for ArcherDX, but are not otherwise under ArcherDX’s control. ArcherDX therefore does not control the capacity and quality control efforts of these third-party laboratories other than through its ability to enforce contractual obligations on volume and quality systems, and it has no control over such laboratories’ compliance with applicable legal and regulatory requirements. ArcherDX also has no control over the timeliness of such laboratories’ performance of their obligations to ArcherDX, and the third-party laboratories that ArcherDX has contracted with have in the past had, and occasionally continue to have, issues with delivering results to ArcherDX or resolving issues with ArcherDX within the time frames ArcherDX expected or established in its contracts with them, which sometimes results in longer than expected turnaround times for, or negatively impacts the performance of, these tests and services. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations to ArcherDX in a timely manner and in accordance with the standards that ArcherDX and its customers expect, ArcherDX’s ability to service its customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to its reputation. Furthermore, when these issues arise, ArcherDX has had to expend time, ArcherDX’s management’s attention and other resources to address and remedy such issues.
ArcherDX may not have sufficient alternative backup if one or more of the third-party laboratories that it contracts with are unable to satisfy their obligations to ArcherDX with sufficient performance, quality and timeliness. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of ArcherDX’s third-party laboratories’ facilities that causes a loss of capacity would heighten the risks that ArcherDX faces. Changes to or termination of ArcherDX’s agreements or inability to renew its agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of ArcherDX’s service offerings could impair, delay or suspend ArcherDX’s efforts to market and sell these services.
ArcherDX’s research and development efforts to add additional indications to its IVD products, if approved, will be hindered if ArcherDX is not able to contract with third parties for access to tissue samples.
Under standard clinical practice, tumor biopsies removed from patients are preserved and stored in formalin-fixed paraffin embedded, or FFPE, format, and liquid biopsies are taken with a blood draw and stored in blood collection tubes. In order to add additional indications to ArcherDX’s IVD products, if approved, ArcherDX will need to secure access to these FFPE tumor biopsy and liquid biopsy samples, as well as information pertaining to the clinical outcomes of the patients from which they were derived for its IVD development activities. Others compete with ArcherDX for access to these samples. Additionally, the process of negotiating access to samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If ArcherDX is unable to negotiate access to tissue samples on a timely basis or on commercially reasonable terms, or at all, or if other laboratories or ArcherDX’s competitors secure access to these samples before ArcherDX, its ability to research, develop and commercialize future IVD products will be limited or delayed.

ArcherDX may never obtain approval in any other foreign country, including Japan, for any of its products or services and, even if it does, ArcherDX or its collaborators may never be able to commercialize them in any other jurisdiction, which would limit ArcherDX’s ability to realize their full market potential.
In order to eventually market any of ArcherDX’s current or future products and services in any particular foreign jurisdiction, ArcherDX must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding quality, safety, performance and efficacy. In addition, clinical trials or clinical investigations conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory clearance, authorization or approval in one country does not guarantee regulatory clearance, authorization or approval in any other country. For example, the performance characteristics of ArcherDX’s products and services may need to be validated separately in specific ethnic and genetic populations. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods.
Seeking foreign regulatory clearance, authorization or approval could result in difficulties and costs for ArcherDX and its collaborators and require additional preclinical studies, clinical trials or clinical investigations which could be costly and time-consuming. Regulatory requirements and ethical approval obligations can vary widely from country to country and could delay or prevent the introduction of ArcherDX’s products and services in those countries. The foreign regulatory clearance, authorization or approval process involves all of the risks and uncertainties associated with FDA clearance, authorization or approval. ArcherDX currently sells its RUO products outside the United States but has no experience in obtaining regulatory clearance, authorization or approval in international markets other than Japan, where ArcherDX has submitted a companion diagnostic device application to the Pharmaceuticals and Medical Devices Agency, or the PDMA. If ArcherDX or its collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required regulatory clearances, authorizations or approvals in international markets, or if those approvals are delayed, ArcherDX’s target market will be reduced and its ability to realize the full market potential of its products and services will be unrealized.
If a clinical trial subject’s informed consent is challenged or proven invalid, unlawful, or otherwise inadequate for ArcherDX’s purposes, ArcherDX’s product development efforts may be hindered and ArcherDX could become involved in legal challenges.
ArcherDX has implemented measures designed to ensure that all clinical data and genomic and other biological samples that it receives from its biopharmaceutical collaborators have been collected from subjects who have provided appropriate informed consent for purposes that extend to ArcherDX’s product development activities. ArcherDX seeks to ensure such data and samples are provided to ArcherDX in a subject de-identified manner. ArcherDX also implemented measures in an effort to ensure that the subjects from whom the data and samples are collected do not have any proprietary or commercial rights to the data or any discoveries derived from them. ArcherDX’s biopharmaceutical collaborators conduct clinical trials in a number of different countries. The collection of data and samples in many different countries results in complex legal questions regarding the adequacy of informed consent and the status of genomic material under a large number of different legal systems. Therefore, in addition to the measures ArcherDX has implemented, ArcherDX relies on its biopharmaceutical and contract laboratories to comply with the subject’s informed consent and with applicable local law and international regulation. The subject’s informed consent obtained in any particular country could be challenged in the future, and those informed consents could prove invalid, unlawful, or otherwise inadequate for ArcherDX’s purposes. Any findings against ArcherDX, or its biopharmaceutical collaborators, could deny ArcherDX access to or force ArcherDX to stop using some of its clinical samples, which would hinder ArcherDX’s molecular information product development efforts.

ITEM 6.  Exhibits.

Exhibit Number	Description

10.1+
Support Agreement, dated as of September 23, 2020, by and among the Company and certain securityholders of ArcherDX, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 5, 2020).

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

Date: November 5, 2020