Form 10-Q
period 2021-03-31
Invitae Corp
filed 2021-05-04
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2021 was 199,837,259.

PART I — Financial Information
ITEM 1. Consolidated Financial Statements.
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$194,218	$124,794
Marketable securities	477,380	229,186
Accounts receivable	45,592	47,722
Inventory	30,656	32,030
Prepaid expenses and other current assets	31,889	20,200
Total current assets	779,735	453,932
Property and equipment, net	72,909	66,102
Operating lease assets	75,546	45,109
Restricted cash	10,275	6,686
Intangible assets, net	994,071	981,845
Goodwill	1,925,889	1,863,623
Other assets	14,889	13,188
Total assets	$3,873,314	$3,430,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,989	$25,203
Accrued liabilities	94,036	86,058
Operating lease obligations	10,569	8,789
Finance lease obligations	2,190	1,695
Total current liabilities	145,784	121,745
Operating lease obligations, net of current portion	78,129	48,357
Finance lease obligations, net of current portion	3,645	3,123
Debt	106,685	104,449
Convertible senior notes, net	342,919	283,724
Deferred tax liability	50,568	51,538
Other long-term liabilities	769,295	841,256
Total liabilities	1,497,025	1,454,192
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	20	19
Accumulated other comprehensive income	50	1
Additional paid-in capital	3,829,553	3,337,120
Accumulated deficit	(1,453,334)	(1,360,847)
Total stockholders’ equity	2,376,289	1,976,293
Total liabilities and stockholders’ equity	$3,873,314	$3,430,485
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Test revenue	$99,276	$63,078
Other revenue	4,345	1,170
Total revenue	103,621	64,248
Cost of revenue	75,491	40,422
Research and development	80,358	55,668
Selling and marketing	51,240	42,120
General and administrative	8,896	23,822
Loss from operations	(112,364)	(97,784)
Other income, net	4,465	4,708
Interest expense	(8,393)	(5,451)
Net loss before taxes	(116,292)	(98,527)
Income tax benefit	(6,800)	—
Net loss	$(109,492)	$(98,527)
Net loss per share, basic and diluted	$(0.56)	$(0.99)
Shares used in computing net loss per share, basic and diluted	194,000	99,632

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(109,492)	$(98,527)
Other comprehensive income:
Unrealized income on available-for-sale marketable securities, net of tax	49	1,303
Comprehensive loss	$(109,443)	$(97,224)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Common stock:
Balance, beginning of period	$19	$10
Common stock issued	1	—
Balance, end of period	20	10

Accumulated other comprehensive income (loss):
Balance, beginning of period	1	(9)
Unrealized income (loss) on available-for-sale marketable securities, net of tax	49	1,303
Balance, end of period	50	1,294

Additional paid-in capital:
Balance, beginning of period	3,337,120	1,138,316
Common stock issued in connection with public offering, net	434,263	—
Common stock issued on exercise of stock options, net	1,760	1,145
Common stock issued pursuant to exercises of warrants	1,242	27
Common stock issued or issuable pursuant to acquisitions	74,822	42,453
Stock-based compensation expense	55,834	10,479
Reclassification of equity component of convertible senior notes	(75,488)	—
Reclassification of stock payable liabilities	—	(10,387)
Balance, end of period	3,829,553	1,182,033

Accumulated deficit:
Balance, beginning of period	(1,360,847)	(758,677)
Cumulative effect of adoption of ASU 2020-06	17,005	—
Net loss	(109,492)	(98,527)
Balance, end of period	(1,453,334)	(857,204)
Total stockholders' equity	$2,376,289	$326,133

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(109,492)	$(98,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,574	6,056
Stock-based compensation	58,775	29,278
Amortization of debt discount and issuance costs	2,735	3,632
Remeasurements of liabilities associated with business combinations	(66,999)	(3,367)
Benefit from income taxes	(6,800)	—
Post-combination expense for acceleration of unvested equity	2,959	—
Other	3,790	(659)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	2,814	(5,167)
Inventory	1,374	(6,619)
Prepaid expenses and other current assets	(11,237)	(434)
Other assets	811	602
Accounts payable	10,232	13,085
Accrued expenses and other long-term liabilities	4,944	(240)
Net cash used in operating activities	(89,520)	(62,360)
Cash flows from investing activities:
Purchases of marketable securities	(325,956)	—
Proceeds from sales of marketable securities	—	12,532
Proceeds from maturities of marketable securities	74,763	24,965
Acquisition of businesses, net of cash acquired	(14,954)	(32,199)
Purchases of property and equipment	(6,431)	(3,831)
Other	(980)	(667)
Net cash provided by (used in) investing activities	(273,558)	800
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	434,263	—
Proceeds from issuance of common stock, net	2,551	1,172
Other	(723)	(621)
Net cash provided by financing activities	436,091	551

Net increase (decrease) in cash, cash equivalents and restricted cash	73,013	(61,009)
Cash, cash equivalents and restricted cash at beginning of period	131,480	157,572
Cash, cash equivalents and restricted cash at end of period	$204,493	$96,563

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$1,740	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$6,341	$3,956
Common stock issued for acquisition of businesses	$74,822	$42,453
Consideration payable for acquisition of businesses	$—	$5,773
Operating lease assets obtained in exchange for lease obligations, net	$32,279	$2,131

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and we changed our name to Invitae Corporation in 2012. We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, personalized oncology, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets and businesses which further expanded our test menu and suite of genome management offerings and accelerated our entry into key genomics markets. Invitae operates in one segment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$194,218	$124,794
Restricted cash	10,275	6,686
Total cash, cash equivalents and restricted cash	$204,493	$131,480
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
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning January 1, 2022, and earlier adoption is permitted. We elected to adopt the amendments on a modified retrospective basis effective January 1, 2021 which required a cumulative-effect adjustment to retained earnings. The cumulative-effect adjustment resulted in a decrease in accumulated deficit of $17.0 million related to the reversal of the equity component and associated issuance costs as well as adjustment of the related amortization costs of our existing convertible senior notes due in 2024. Reporting periods beginning on or after January 1, 2021 are presented under this new guidance while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under GAAP. See further information about our Senior Convertible Notes in Note 8, “Commitments and contingencies.”

3. Revenue, accounts receivable and deferred revenue
Test revenue is generated from sales of diagnostic tests and precision oncology products to four groups of customers: biopharmaceutical partners, patients who pay directly, patients' insurance carriers, and other business-to-business customers (e.g., hospitals, clinics, medical centers). Test revenue is generated in two ways: through a centralized lab and decentralized through the shipment of reactions to biopharmaceutical partners and other business-to-business customers. We refer to the set of reagents needed to perform a next-generation sequencing test as a "reaction." Amounts billed and collected, and the timing of collections, vary based on the type of payer. Other revenue consists principally of revenue recognized under contracts for biopharmaceutical development services and other collaboration and genome network agreements and is accounted for under the provisions provided in ASC 606, Revenue from Contracts with Customers.
Our revenue as disaggregated by payer category and revenue subtype was as follows (in thousands):

	Patient		Biopharma partner	Other business-to-business	Three Months Ended March 31, 2021
	Insurance	Direct
Test revenue:
Centralized	$60,891	$8,949	$10,274	$10,472	$90,586
Decentralized	—	—	383	8,307	8,690
Total test revenue	60,891	8,949	10,657	18,779	99,276
Other revenue	—	—	3,062	1,283	4,345
Total revenue	$60,891	$8,949	$13,719	$20,062	$103,621

	Patient		Biopharma partner	Other business-to-business	Three Months Ended March 31, 2020
	Insurance	Direct
Test revenue:
Centralized	$43,790	$5,791	$4,312	$9,185	$63,078
Total test revenue	43,790	5,791	4,312	9,185	63,078
Other revenue	—	—	453	717	1,170
Total revenue	$43,790	$5,791	$4,765	$9,902	$64,248
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

	Three Months Ended March 31,
	2021	2020
Revenue	$4.3	$1.4
Loss from operations	$(4.3)	$(1.4)
Net loss per share, basic and diluted	$(0.02)	$(0.01)
Influence of COVID-19
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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law which was a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system; in April 2020, we received $3.8 million as a part of this initiative, and in January 2021, we received an additional $2.3 million. These payments were recognized as other income, net in our consolidated statement of operations in the period received. At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act.
Accounts receivable
The majority of our accounts receivable represents amounts billed to biopharmaceutical partners and other business-to-business customers for test and other revenue recognized, and estimated amounts to be collected from third-party insurance payers for genetic testing revenue recognized. Also included are amounts due under the terms of collaboration and genome network agreements for diagnostic testing and data aggregation reporting services provided and proprietary platform access rights transferred.
We also record unbilled revenue for revenue recognized but yet to be billed for services provided to biopharmaceutical companies related to companion diagnostic development. This contract receivable was $6.6 million and $4.3 million as of March 31, 2021 and December 31, 2020, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. During the three months ended March 31, 2021, we recognized revenue of $1.7 million from deferred revenue recorded in prior periods.
4. Business combinations
Singular Bio
In June 2019, we acquired 100% of the fully diluted equity of Singular Bio, Inc. ("Singular Bio"), a privately held company developing single molecule detection technology, for approximately $57.3 million, comprised of $53.9 million in the form of 2.5 million shares of our common stock and the remainder in cash.
In June 2019, we granted approximately $90.0 million of restricted stock units ("RSU") under our 2015 Stock Incentive Plan as inducement awards to new employees who joined Invitae in connection with our acquisition of Singular Bio. $45.0 million of the RSUs are time-based and vested in three equal installments in December 2019, June 2020, and December 2020, subject to the employee's continued service with us ("Time-based RSUs") and $45.0 million of the RSUs are performance-based RSUs ("PRSUs") that vest upon the achievement of certain performance conditions. Since the number of awards granted is based on a 30-day volume weighted-average share price with a fixed dollar value, these Time-based RSUs and PRSUs are liability-classified and the fair value is estimated at each reporting period based on the number of shares that are expected to be issued at each reporting date and our closing stock price, which combined are categorized as Level 3 inputs. Therefore, fair value of these awards and the number of shares issued are not fixed until the awards vest.
During the three months ended March 31, 2021, we recorded research and development stock-based compensation expense of nil related to the Time-based RSUs, and $2.4 million related to the PRSUs based on our evaluation of the probability of achieving performance conditions. During the three months ended March 31, 2020, we recorded research and development stock-based compensation expense of $7.6 million related to the Time-based RSUs and $11.2 million related to the PRSUs. As of March 31, 2021, the Time-based RSUs and PRSUs had a total fair value of $43.9 million and $46.2 million, respectively, based on a total estimated issuance of 3.6 million shares and expectation of the achievement of the performance conditions. As of March 31, 2021, all of the Time-based RSUs and 1.3 million of the PRSUs had vested with a total fair value of $80.0 million which was recorded in common stock issued or issuable pursuant to business combinations in the consolidated statements of stockholders' equity upon issuance.

Jungla
In July 2019, we acquired 100% of the equity interest of Jungla Inc. ("Jungla"), a privately held company developing a platform for molecular evidence testing in genes, for approximately $59.0 million, comprised of $44.9 million in the form of shares of our common stock and the remainder in cash.
We may be required to pay contingent consideration based on achievement of post-closing development milestones. As of the acquisition date, the fair value of this contingent consideration was $10.7 million including cash and common stock. These milestones are expected to be completed within approximately two years of the date of acquisition. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestones and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date with changes reflected as a general and administrative expense. As of March 31, 2021, the fair value of this contingent consideration was $7.1 million.
Diploid
In March 2020, we acquired 100% of the equity interest of Orbicule BV ("Diploid"), a developer of artificial intelligence software capable of diagnosing genetic disorders using sequencing data and patient information, for approximately $82.3 million in cash and shares of our common stock. Of the stock purchase price consideration issued, approximately 0.4 million shares are subject to a hold-back to satisfy indemnification obligations that may arise.
As of March 31, 2021, we had a stock payable liability related to our acquisition of Diploid of $16.1 million which represents the hold-back obligation to issue 0.4 million shares subject to indemnification claims that may arise. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input, with the change recorded in other income (expense), net.
Genelex and YouScript
In April 2020, we acquired 100% of the equity interest of Genelex Solutions, LLC ("Genelex") and YouScript Incorporated ("YouScript") to bring pharmacogenetic testing and integrated clinical decision support to Invitae. We acquired Genelex for approximately $13.2 million, primarily in shares of our common stock. Of the stock purchase price consideration issued, approximately 0.1 million shares were subject to a hold-back to satisfy indemnification obligations that may arise. We acquired YouScript for approximately $52.7 million, including cash consideration of $24.5 million and the remainder in shares of our common stock. Of the purchase price consideration for YouScript, approximately $1.4 million and 0.5 million shares of our common stock were subject to a hold-back to satisfy indemnification obligations that may arise.
As of the acquisition date, we recorded stock payable liabilities of $6.2 million to represent the hold-back obligation to issue shares subject to indemnification claims that may arise. These liabilities are adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input. As of March 31, 2021, the value of this liability was $19.7 million with the change recorded in other income (expense), net. In April 2021, the amounts held back to satisfy indemnification obligations for Genelex were released in full to the former shareholders.
We may be required to pay contingent consideration in the form of additional shares of our common stock in connection with the acquisition of Genelex if, within a specified period following the closing, we achieve a certain product milestone, in which case we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. As of the acquisition date, the fair value of this contingent consideration was $2.0 million in the form of shares of our common stock. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date with changes reflected as general and administrative expense. As of March 31, 2021, the fair value of this contingent consideration was $1.3 million.

ArcherDX
In October 2020, we acquired ArcherDX, Inc. ("ArcherDX"), a genomics analysis company democratizing precision oncology. Under the terms of the agreement, we acquired ArcherDX for upfront consideration consisting of 30.0 million shares of our common stock and $325.0 million in cash, plus up to an additional 27.0 million shares of our common stock payable in connection with the achievement of certain milestones. During the three months ended March 31, 2021, Invitae and the sellers of ArcherDX reached an agreement to reduce the purchase price by $1.2 million based on the final acquired net working capital. This adjustment was recorded during the three months ended March 31, 2021 and reduced the contingent consideration liability and goodwill by approximately $1.2 million.
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
We may be required to pay contingent consideration based on achievement of post-closing development and revenue milestones. As of the acquisition date, the total fair value of the contingent consideration was $945.2 million. The milestones are expected to be completed within approximately two years from the date of the acquisition, with one of them being achieved in November 2020 which resulted in the issuance of 5.0 million shares of our common stock and a cash payment of $1.9 million. The material factors that may impact the fair value of the contingent consideration, and therefore the liability, are (i) the estimated number of shares issued, (ii) the volatility assumptions of our common stock used in the Monte Carlo simulation, (iii) the probabilities and timing of achievement of milestones and (iv) discount rates, all of which are Level 3 inputs not supported by market activity. Significant changes in any of these inputs may result in a significant change in fair value, which is estimated at each reporting date with changes reflected as general and administrative expense. As of March 31, 2021, the fair value of the contingent consideration representing the remaining milestones was $723.5 million.
In connection with the acquisition, we granted awards of Invitae common stock to new employees who joined Invitae in connection with our acquisition of ArcherDX which vest upon the achievement of the contingent consideration milestones discussed above and are subject to the employee’s continued service with us, unless terminated without cause in which case vesting is only dependent on milestone achievement. As the number of shares that are expected to be issued are fixed, the awards are equity-classified. During the three months ended March 31, 2021, we recorded $40.6 million in stock-based compensation expense related to the ArcherDX milestones, of which $30.4 million was due to an accounting modification of certain awards whereby the employee's continued substantive services are no longer required.
One Codex
In February 2021, we acquired 100% of the equity interest of Reference Genomics, Inc. d/b/a One Codex ("One Codex"), a company developing and commercializing products and services relating to microbiome sequencing, analysis and reporting, for upfront consideration consisting of $17.3 million in cash and 1.4 million shares of our common stock, of which approximately 0.2 million shares are subject to a hold back to satisfy indemnification obligations that may arise following the closing. These shares subject to a hold back were issued to a third-party at the closing date to hold in escrow until the escrow period is complete, and as such were classified as equity. We included the financial results of One Codex in our consolidated financial statements from the acquisition date, which were not material.
The following table summarizes the purchase price and post-combination expense recorded as a part of the acquisition of One Codex (in thousands):

	Purchase Price	Post-combination Expense
Cash transferred	$16,504	$783
Hold-back consideration - common stock	8,113	359
Common stock transferred	58,774	2,600
Total	$83,391	$3,742

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed through our acquisition of One Codex at the date of acquisition (in thousands):

Cash	$1,549
Accounts receivable	684
Developed technology	23,841
Customer relationships	440
Total identifiable assets acquired	26,514
Other liabilities	(415)
Deferred tax liability	(6,150)
Net identifiable assets acquired	19,949
Goodwill	63,442
Total purchase price	$83,391
Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of One Codex as a business combination and determined that 1) One Codex was a business which combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.
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
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible assets acquired were developed technology related to One Codex's microbiome and infectious disease platform and its customer relationships in place at time of acquisition. The fair value of the intangible assets was estimated using an income approach with an estimated useful life of nine years.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of One Codex resulted in the recognition of $63.4 million of goodwill which we believe relates primarily to expansion of the acquired technology to apply to new areas of genetic testing. The goodwill created as a result of the acquisition of One Codex is not deductible for tax purposes.
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$1,863,623
Goodwill adjustment	(1,176)
Goodwill acquired	63,442
Balance as of March 31, 2021	$1,925,889

Intangible assets
The following table presents details of our intangible assets (in thousands):

	March 31, 2021				December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)
Customer relationships	$41,515	$(9,497)	$32,018	10.8	$41,075	$(8,292)	$32,783	10.8
Developed technology	421,404	(41,079)	380,325	10.5	397,563	(31,013)	366,550	10.6
Non-compete agreement	286	(243)	43	5.0	286	(229)	57	5.0
Trade name	21,085	(888)	20,197	12.0	21,085	(447)	20,638	12.0
Patent assets and licenses	496	(112)	384	15.0	496	(103)	393	15.0
Right to develop new technology	19,359	(643)	18,716	15.0	19,359	(323)	19,036	15.0
In-process research and development	542,388	—	542,388	n/a	542,388	—	542,388	n/a
	$1,046,533	$(52,462)	$994,071	10.8	$1,022,252	$(40,407)	$981,845	10.9
Acquisition-related intangibles included in the above table are finite-lived, other than in-process research and development which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships related to our 2017 business combinations are being amortized on an accelerated basis, in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. Amortization expense was $12.1 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense is recorded to cost of revenue, research and development, selling and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of March 31, 2021 (in thousands):

2021 (remainder of year)	$37,325
2022	48,095
2023	47,083
2024	46,804
2025	45,051
Thereafter	227,325
Total estimated future amortization expense	$451,683

6. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$20,976	$21,324
Work in progress	7,743	8,847
Finished goods	1,937	1,859
Total inventory	$30,656	$32,030
While we have not experienced significant disruption in our supply chain and we do not yet know the full impact COVID-19 will have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur.
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$26,224	$26,516
Laboratory equipment	48,434	45,342
Computer equipment	11,141	10,939
Software	705	566
Furniture and fixtures	1,968	1,967
Automobiles	58	58
Construction-in-progress	19,446	12,061
Total property and equipment, gross	107,976	97,449
Accumulated depreciation and amortization	(35,067)	(31,347)
Total property and equipment, net	$72,909	$66,102
Depreciation expense was $3.8 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation and related expenses	$33,348	$25,221
Compensation and other liabilities associated with business combinations	27,515	25,600
Deferred revenue	5,264	6,378
Other	27,909	28,859
Total accrued liabilities	$94,036	$86,058
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred revenue, non-current	1,380	1,380
Compensation and other liabilities associated with business combinations, non-current	753,815	825,976
Other	14,100	13,900
Total other long-term liabilities	$769,295	$841,256

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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$177,176	$—	$—	$177,176	$177,176	$—	$—
U.S. Treasury notes	403,840	47	(4)	403,883	403,883	—	—
U.S. government agency securities	73,490	7	—	73,497	—	73,497	—
Total financial assets	$654,506	$54	$(4)	$654,556	$581,059	$73,497	$—

Financial liabilities:
Stock payable liability				$35,858	$—	$—	$35,858
Contingent consideration				731,842	—	—	731,842
Total financial liabilities				$767,700	$—	$—	$767,700

March 31, 2021
Reported as:
Cash equivalents	$166,901
Restricted cash	10,275
Marketable securities	477,380
Total cash equivalents, restricted cash, and marketable securities	$654,556

Accrued liabilities	$14,577
Other long-term liabilities	753,123
Total liabilities	$767,700

	December 31, 2020
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$83,109	$—	$—	$83,109	$83,109	$—	$—
U.S. Treasury notes	164,894	7	(15)	164,886	164,886	—	—
U.S. government agency securities	64,291	9	—	64,300	—	64,300	—
Total financial assets	$312,294	$16	$(15)	$312,295	$247,995	$64,300	$—

Financial liabilities:
Stock payable liability				$39,237	$—	$—	$39,237
Contingent consideration				796,639	—	—	796,639
Total financial liabilities				$835,876	$—	$—	$835,876

December 31, 2020
Reported as:
Cash equivalents	$76,423
Restricted cash	6,686
Marketable securities	229,186
Total cash equivalents, restricted cash, and marketable securities	$312,295

Accrued liabilities	$10,592
Other long-term liabilities	825,284
Total liabilities	$835,876
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at March 31, 2021 was $82.5 million. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the three months ended March 31, 2021 and 2020, the change in fair value related to stock payable liabilities recorded to other income (expense), net was income of $3.4 million during both periods.

8. Commitments and contingencies
Leases
In 2015, we entered into an operating lease agreement for our headquarters and main production facility in San Francisco, California which commenced in 2016. This lease expires in 2026 and we may renew the lease for an additional ten years. This optional period was not considered reasonably certain to be exercised and therefore we determined the lease term to be a ten-year period expiring in 2026. In connection with the execution of the lease, we provided a security deposit of approximately $4.6 million which is included in restricted cash in our consolidated balance sheets. We also have other operating leases for office and laboratory space domestically and internationally. We expect to enter into new leases and modify existing leases as we support continued growth of our operations.
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years and are typically secured by the underlying equipment. The portion of the future payments designated as principal repayment and related interest was classified as a finance lease obligation on our consolidated balance sheets. Finance lease assets are recorded within other assets on our consolidated balance sheets.
Debt financing
In October 2020, we entered into a credit agreement with a financial institution under which we borrowed $135.0 million (the "2020 Term Loan") concurrent with the closing of the ArcherDX acquisition. The 2020 Term Loan is secured by a first priority lien on all of our and our subsidiaries' assets, and is guaranteed by us and our subsidiaries. The 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75%. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we shall endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States; provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. The 2020 Term Loan will mature on (i) June 1, 2024 if at such time our 2024 Notes (defined below) are outstanding and are due to mature on September 1, 2024 (provided that if, prior to such date, the maturity date of at least 80% of the 2024 Notes is extended to a date that is prior to September 1, 2025, the maturity date for the 2020 Term Loan will be automatically extended to a date that is 90 days prior to such 2024 Notes maturity date as extended), or (ii) otherwise, on June 1, 2025. The full amount of the 2020 Term Loan is due upon maturity. Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our 2024 Notes (defined below), was $5.9 million and nil for the three months ended March 31, 2021 and 2020, respectively.
Convertible senior notes due 2024
In September 2019, we issued, at par value, $350.0 million aggregate principal amount of 2.00% convertible senior notes due 2024 (the "2024 Notes") in a private offering. The 2024 Notes are our senior unsecured obligations and will mature on September 1, 2024, unless earlier converted, redeemed or repurchased. The 2024 Notes bear cash interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020.
Upon conversion, the 2024 Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate for the 2024 Notes is 33.6293 shares of our common stock per $1,000 principal amount of the 2024 Notes (equivalent to an initial conversion price of approximately $29.74 per share of common stock).
If we undergo a fundamental change (as defined in the indenture governing the 2024 Notes), the holders of the 2024 Notes may require us to repurchase all or any portion of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the redemption date.

The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. These notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. No holders converted their notes during the three months ended March 31, 2021.
We may not redeem the 2024 Notes prior to September 6, 2022. We may redeem for cash all or any portion of the 2024 Notes, at our option, on or after September 6, 2022 and on or before the 30th scheduled trading day immediately before the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
We adopted the provisions of ASU 2020-06 on January 1, 2021; see further information in Note 2, "Summary of significant accounting policies." The 2024 Notes consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Outstanding principal	$350,000	$350,000
Unamortized debt discount and issuance costs	(7,081)	(66,276)
Net carrying amount, liability component	$342,919	$283,724
As of March 31, 2021, the fair value of the 2024 Notes was $527.1 million. The estimated fair value of the 2024 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2024 Notes in an over-the-counter market. We recognized $2.2 million and $5.4 million of interest expense related to the 2024 Notes during the three months ended March 31, 2021 and 2020, respectively. Of the interest expense recognized during the three months ended March 31, 2021, $0.5 million was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At March 31, 2021, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $59.6 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at March 31, 2021 or December 31, 2020.

Contingencies
We were not a party to any material legal proceedings at March 31, 2021, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions. We are and may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business. While we believe any such claims are unsubstantiated, and we believe we are in compliance with applicable laws and regulations applicable to our business, the resolution of any such claims could be material.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its Second Amended Complaint on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction briefing is complete, and a hearing was held on April 26, 2021. Discovery is ongoing, and trial has been scheduled for May 2022.

QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. On March 1, 2021, each of ArcherDX and QIAGEN moved for summary judgment on issues relating to infringement and validity of ArcherDX's patents and trade secret misappropriation; briefing closed on April 19, 2021 and the court has not yet issued its decision. A mediation conference is set for June 15, 2021. Trial is currently scheduled for August 2021.
9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock:
Shares outstanding, beginning and end of period	125	125

Common stock:
Shares outstanding, beginning of period	185,886	98,796
Common stock issued in connection with public offering	8,932	—
Common stock issued on exercise of stock options, net	401	178
Common stock issued pursuant to vesting of RSUs	712	426
Common stock issued pursuant to exercises of warrants	208	142
Common stock issued pursuant to business combinations	1,375	2,378
Shares outstanding, end of period	197,514	101,920
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). As of March 31, 2021 and 2020, 0.1 million shares of our Series A convertible preferred stock were outstanding.

2018 Sales Agreement
In August 2018, we entered into a Common Stock Sales Agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may have offered and sold from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed $75.0 million. Cowen may have sold the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, or Securities Act, including without limitation sales made directly on The New York Stock Exchange, as well as in privately negotiated transactions, subject to our prior approval. Per the terms of the agreement, Cowen received a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. In March 2019, we amended the 2018 Sales Agreement to increase the aggregate amount of our common stock to be sold under this agreement not to exceed $175.0 million. During 2018, 2019 and 2020, we sold 8.7 million shares of our common stock for gross proceeds of the full $175.0 million under this agreement, and generated net proceeds of $169.1 million.
Public offering
In January 2021, we issued, in an underwritten public offering, an aggregate of 8.9 million shares of our common stock at a price of $51.50 per share, for gross proceeds of $460.0 million and net proceeds of $434.3 million after deducting underwriting discounts and commissions and offering expenses.
In April 2020, we sold, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of $173.0 million.
Private placement
In connection with our acquisition of ArcherDX, in June 2020 we entered into a definitive agreement to sell $275.0 million in common stock in a private placement at a price of $16.85 per share. We received net proceeds of $263.7 million after deducting underwriting discounts and commissions and offering expenses upon the closing of the private placement in October 2020, concurrently with our acquisition of ArcherDX.
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
Options granted generally vest over a period of four years. Typically, the vesting schedule for options granted to newly hired employees provides that 1/4 of the award vests upon the first anniversary of the employee’s date of hire, with the remainder of the award vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. All other options typically vest in equal monthly installments over the four-year vesting schedule. Upon the acquisition of ArcherDX in October 2020, any option that was outstanding was converted into a fully vested option to purchase a share of our common stock, which resulted in the issuance of options to purchase 3.7 million shares of our common stock.

RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. In June 2019, we granted Time-based RSUs in connection with the acquisition of Singular Bio which vested in three equal installments over a period of 18 months and PRSUs that vest based on the achievement of performance conditions; see further details in Note 4, "Business combinations." In December 2020, we granted RSUs in connection with an asset acquisition which vest in two equal installments in December 2021 and December 2022, subject to the employee's continued service with us.
Under our management incentive compensation plan, in April 2021, we granted 0.2 million PRSUs to our executive officers as well as other specified senior level employees based on the level of achievement of specified 2021 performance goals directed at cash burn, revenue, operating expenses as a percentage of revenue, and volume. Also in April 2021, we granted 0.5 million RSUs and 0.3 million options to acquire shares of our common stock to our executive officers, as well as other specified senior level employees and members of our board of directors.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2020	7,447	4,877	$7.75	6.8	$166,130
Additional shares reserved	7,620	—
Options exercised	—	(403)	4.40
RSUs and PRSUs granted (1)	(502)	—
RSUs and PRSUs cancelled	93	—
Balances at March 31, 2021	14,658	4,474	$8.05	6.5	$134,967
Options exercisable at March 31, 2021		4,091	$7.20	6.3	$126,858
Options vested and expected to vest at March 31, 2021		4,427	$7.94	6.5	$133,999
(1)     Includes the changes in RSUs and PRSUs granted as a part of the Singular Bio acquisition in June 2019 and awards granted in an asset acquisition in December 2020 which are based on a fixed dollar value. The estimated number of shares issued will be variable until the awards vest.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The following table summarizes RSU activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2020	6,602	$12.89
RSUs and PRSUs granted (1)	502	$35.81
RSUs and PRSUs vested	(713)	$18.60
RSUs and PRSUs cancelled	(93)	$18.40
Balance at March 31, 2021	6,298	$13.99
 (1)     Includes the changes in RSUs and PRSUs granted as a part of the Singular Bio acquisition in June 2019 and awards granted in an asset acquisition in December 2020 which are based on a fixed dollar value. The estimated number of shares issued will be variable until the awards vest which are adjusted above. The weighted-average grant date fair value per share reflects the fair value pricing of the full award.

 Stock-based compensation
The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$2,185	$861
Research and development	15,534	22,204
Selling and marketing	3,431	1,823
General and administrative	37,625	4,390
Total stock-based compensation expense	$58,775	$29,278
11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(109,492)	$(98,527)
Shares used in computing net loss per share, basic and diluted	194,000	99,632
Net loss per share, basic and diluted	$(0.56)	$(0.99)
The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares of common stock subject to outstanding options	4,679	3,478
Shares of common stock subject to outstanding warrants	118	489
Shares of common stock subject to outstanding RSUs and PRSUs	6,531	9,691
Shares of common stock pursuant to ESPP	174	368
Shares of common stock underlying Series A convertible preferred stock	125	125
Shares of common stock subject to convertible senior notes conversion	11,770	11,770
Total shares of common stock equivalents	23,397	25,921
12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$90,412	$59,806
Rest of world	13,209	4,442
Total revenue	$103,621	$64,248

13. Subsequent events
Genosity
In April 2021, we acquired 100% of the fully diluted equity of Genosity Inc. ("Genosity"), a genomics and laboratory services company offering software and laboratory solutions that enable development and deployment of complex sequencing based tests for approximately $200.0 million, consisting of approximately $120.0 million in cash and approximately $80.0 million in shares of our common stock based on a trailing average closing price prior to the date of closing. In connection with this transaction, we granted RSUs having a value of up to $15.0 million to certain continuing employees.
Given the timing of the transaction with Genosity, we are currently in the process of valuing the assets acquired and liabilities assumed. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will disclose this and other related information in our Quarterly Report on Form 10-Q for the period ending June 30, 2021.
Convertible senior notes
In April 2021, we issued, at 99% of par value, $1.2 billion aggregate principal amount of 1.5% convertible senior notes due 2028 (the "2028 Notes") in a private offering. The 2028 Notes are our senior unsecured obligations and will mature on April 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes bear cash interest at a rate of 1.5% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. Upon conversion, the 2028 Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate for the 2028 Notes is 23.1589 shares of our common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of approximately $43.18 per share of common stock), and the conversion rate is subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Further information regarding the 2028 Notes will be provided in our Quarterly Report on Form 10-Q for the period ending June 30, 2021.
Leases
In April 2021, we entered into a lease agreement for a new 250,000 square foot laboratory and production facility in North Carolina for an initial lease term of 160 months estimated to commence on December 1, 2021. We will recognize the related right-of-use asset and lease liability when we have obtained the right to use the facility, which we currently expect to occur in the second or third quarter of 2021. Upon execution of the lease in April 2021, we have agreed to deliver to the lessor a sum of $2.6 million, consisting of a security deposit and one month's rent.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Historic results are not necessarily indicative of future results.
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
•the impact of COVID-19 on our business and the actions we have taken or may take in response thereto;
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
•our ability to scale our infrastructure and operations in a cost‑effective manner;
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
•Driving volume.  We intend to increase our brand equity and visibility through a commitment to precision testing results, excellent service and a variety of education, marketing and promotional techniques, including scientific publications and presentations, sales, marketing, public relations, social media and web technology vehicles. We believe that rapidly increasing the number of customers using our platform helps us to attract partners.
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
Business overview
We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, personalized oncology, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets and businesses, which expanded our suite of genome management offerings and established a broader entry into key genomics markets.
This year we completed the acquisition of Reference Genomics, Inc. d/b/a One Codex, or One Codex, and Genosity, Inc., or Genosity. One Codex is a data platform for applied microbial genomics. Its acquisition adds capabilities across microbiome and infectious disease testing capabilities and allows us to deliver a high-quality, low-cost, end-to-end metagenomics product (sequencing and results) and enables the development of future offerings in infectious disease, preterm birth and wellness.
Genosity is a genomics and laboratory services company offering software and laboratory solutions that enable the deployment of complex sequencing-based cancer testing. The acquisition brings Genosity's specialized capabilities onto the Invitae platform to accelerate the time to market and decentralization of Invitae's personalized oncology offerings, including somatic and germline offerings used in screening, therapy selection and personalized cancer monitoring.

We have experienced rapid growth. For the years ended December 31, 2020, 2019 and 2018, our revenue was $279.6 million, $216.8 million, and $147.7 million, respectively, and we incurred net losses of $602.2 million, $242.0 million, and $129.4 million, respectively. For the three months ended March 31, 2021 and 2020, our revenue was $103.6 million and $64.2 million, respectively, and we incurred net losses of $109.5 million and $98.5 million, respectively. At March 31, 2021, our accumulated deficit was $1.5 billion. To meet the demands of scaling our business, we increased our number of employees to approximately 2,300 at March 31, 2021 from approximately 1,500 on March 31, 2020. Our sales force consisted of approximately 300 employees at March 31, 2021 and March 31, 2020.
Sales of our tests have grown significantly. In 2020, 2019 and 2018, we generated 659,000, 469,000 and 292,000 billable units, respectively. In the three months ended March 31, 2021, we generated 259,000 billable tests compared to 151,000 billable tests in the same period in 2020. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped. We refer to the set of reagents needed to perform an NGS test as a "reaction." Approximately 58% of the billable volume generated in the first three months of 2021 were billable to patients, biopharmaceutical partners and other business-to-business customers (e.g., hospitals, clinics, medical centers), and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
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
In response to the pandemic we have implemented measures to protect the health of all of our employees during this time with additional measures in place to better protect our on-site lab production and support teams. Our production facilities currently remain fully operational. While we have not experienced significant disruption in our supply chain, we have experienced supply delays as a result of the COVID-19 pandemic and have also had to obtain supplies from new suppliers. Although we do not yet know the full impact COVID-19 will have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur.

Many announced healthcare guidelines call for a shift of regular physician visits and healthcare delivery activities to remote/telehealth formats. This is particularly important for patients who, despite the fall-out from COVID-19, continue to be diagnosed with critical diseases, like cancer, and for women who are pregnant or are trying to conceive. We believe our investments in new access platforms and technologies has and will continue to position us well to provide a range of testing to clinicians and patients using a “clinical care from afar” model. An example is our rollout in April 2020 of our Gia telehealth platform, which expands access to remote interaction between patients and clinicians as well as direct ordering of genetic tests. Such access helped to counteract some of the adverse in-office impacts of COVID-19, allowing continuation of key testing categories in a safe environment.
Given the unknown duration and extent of COVID-19’s impact on our business, and the healthcare system in general, we adapted our spending and investment levels in 2020 and continue to monitor evolving market conditions, including focusing commercial execution on workflows that support remote ordering, online support and telehealth.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law which was a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system; in April 2020, we received $3.8 million as a part of this initiative, and in January 2021, we received an additional $2.3 million. These payments were recognized as other income, net in our consolidated statement of operations in the period received. At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act.
Factors affecting our performance
Number of billable units
Our centralized test revenue is tied to the number of tests which we bill third-party payers, biopharmaceutical partners, other business-to-business customers (e.g., hospitals, clinics, medical centers), or patients. Our decentralized product revenue is tied to the number of individual reactions we ship biopharmaceutical partners and other business-to-business customers. We refer to the set of reagents needed to perform an NGS test as a "reaction," and we refer to billable events that include individual test reports released and individual reactions shipped as billable units. We typically bill for our services following delivery of the billable report derived from testing samples and interpreting the results. For units manufactured for use by customers in distributed facilities, we typically bill customers upon shipment of those units. Test orders are placed under signed requisitions or contractual agreements, as we often enter into contracts with biopharmaceutical partners, other business-to-business customers and insurance companies that include pricing provisions under which such tests are billed. We incur the expenses associated with a unit in the period in which the unit is processed regardless of when payment is received with respect to that unit. We believe the number of billable units in any period is an important indicator of the growth in our testing business, and with time, this will translate into the number of customers accessing our platform.
Number and size of research and commercial partnerships
Pharma development services revenue, which we recognize within other revenue in our consolidated statements of operations, is generated primarily from services provided to biopharmaceutical companies and other partners and is related to companion diagnostic development, clinical research, and clinical trial services across the research, development and commercialization phases of collaborations. The result of these relationships may include the development of new targeted companion diagnostics, which underscore and expand the need for genetic testing and in some cases may lead to intellectual property and/or revenue sharing opportunities with third-party partners.
In addition to research partnerships, we also seek to grow the number of biopharmaceutical partners and other business-to-business customers for whom we provide testing technologies, analysis, supplies and expertise to institutions that provide independent testing services to customers in their respective regions.

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
Ability to lower the costs associated with performing our tests
Reducing the costs associated with performing our genetic tests is both a focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improve how we manage our materials, port some tests onto a next generation sequencing platform and negotiate favorable terms for our materials purchases. Our acquisition of Singular Bio, Inc. is a component of this objective, and we expect the technology acquired in this transaction, once developed, to help decrease the costs associated with our NIPS offering. We also intend to continue to design and implement hardware and software tools that are designed to reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test. Finally, we plan to reduce the cost of providing test equipment and software to laboratories and other facilities in the U.S. and internationally. Those efforts are designed to enable a more rapid expansion of genetic testing and patient access, enlarging our geographic footprint outside the U.S. while achieving lower costs.
Ability to expand our genetic content and create new pathways to test
We believe our focus on reducing the average cost per test will have a countervailing force — increasing the number of tests we offer, the content of each test and the means to connect our testing services with patients and physicians. We intend to continue to expand our test menus by steadily releasing additional genetic content for the same or lower prices per test, ultimately leading to affordable whole genome services. The breadth and flexibility of our offering will be a critical factor in our ability to address new markets, including internationally, for genetic testing services. Both of these, in conjunction with our continued focus on strategic partnerships, will be important to our ability to continue to grow the volume of billable tests we deliver. We have and will continue to identify new ways to connect our testing services and information to patients. These include direct patient outreach and ordering capacity, the use of automated assistants for physician customers to improve the ease of ordering and processing genetic tests and programs designed to reach underserved patient populations with genetic testing.
Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and capabilities as well as our information systems. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our customers' experience, and expand the functionality of our website. We also expect to incur costs as we seek to provide the testing equipment and software necessary to enable decentralized genetic and genomic testing in the U.S. and internationally. We will incur costs related to marketing and branding as we spread our initiatives beyond our current customer base and focus on providing access to customers through our website. We plan to hire additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facilities to accommodate growth and as we expand domestically and internationally, including increased operating costs and capital expenditures related to the buildout of our new laboratory and production facility in North Carolina. In addition, we will incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business.
How we recognize revenue
We generally recognize revenue on an accrual basis, which is when a customer obtains control of the promised goods or services, typically a test report. Accrual amounts recognized are based on estimates of the consideration that we expect to receive, and such estimates are adjusted and subsequently recorded until fully settled. Changes to such estimates may increase or decrease revenue recognized in future periods. Revenue from our tests may not be equal to billed amounts due to a number of factors, including differences in reimbursement rates, the amounts of patient payments, the existence of secondary payers and claim denials. Some test orders are placed under signed requisitions or contractual agreements, and we often enter into contracts with biopharmaceutical partners, other business-to-business customers and insurance companies that include pricing provisions under which such tests are billed.
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

Research and development
Research and development expenses represent costs incurred to develop our technology and future offerings. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate, our efforts to lower the costs per unit and our development of new products to expand our platform. We have and may continue to partner with other companies to develop new technologies and capabilities; we expect to invest capital and incur significant operating costs to support these development efforts. In addition, we incur process development costs to further develop the software we use to operate our laboratories, analyze generated data, process customer orders, validate clinical activities, enable ease of customer ordering, deliver reports and automate our business processes. These costs consist of personnel-related costs, including stock-based compensation, laboratory supplies and equipment expenses, consulting costs, amortization of acquired intangible assets, and allocated overhead including rent, information technology, equipment depreciation and utilities.
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to significantly increase as we continue our efforts to develop additional offerings, make investments to reduce costs, streamline our technology to provide patients access to testing, scale our business domestically and internationally and acquire and integrate new technologies.
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
Other income, net
Other income, net, primarily consists of adjustments to the fair value of our stock payable liabilities arising from business combinations, and we expect it to fluctuate significantly from period to period due to the volatility of our common stock. Other income, net also includes income generated from our cash equivalents and marketable securities and amounts received under the CARES Act.
Interest expense
Interest expense is primarily attributable to interest incurred related to our debt and finance leases. See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for more details.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See Note 2, "Summary of significant accounting policies" in the Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.
Results of operations
Three Months Ended March 31, 2021 and 2020
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,		Dollar Change	% Change
	2021	2020
Revenue:
Test revenue	$99,276	$63,078	$36,198	57%
Other revenue	4,345	1,170	3,175	271%
Total revenue	103,621	64,248	39,373	61%
Cost of revenue	75,491	40,422	35,069	87%
Research and development	80,358	55,668	24,690	44%
Selling and marketing	51,240	42,120	9,120	22%
General and administrative	8,896	23,822	(14,926)	(63)%
Loss from operations	(112,364)	(97,784)	(14,580)	15%
Other income, net	4,465	4,708	(243)	(5)%
Interest expense	(8,393)	(5,451)	(2,942)	54%
Net loss before taxes	(116,292)	(98,527)	(17,765)	18%
Income tax benefit	(6,800)	—	(6,800)	(100)%
Net loss	$(109,492)	$(98,527)	$(10,965)	11%
Revenue
The increase in total revenue of $39.4 million for the three months ended March 31, 2021 compared to the same period in 2020 was due primarily to increased billable volume as well as product mix and pricing due to growth in our business as well as due to businesses acquired. Billable volume increased to approximately 259,000 in the three months ended March 31, 2021 compared to 151,000 in the same period of 2020, an increase of 72 percent. Average revenue per unit decreased to $383 per unit in the three months ended March 31, 2021 compared to $418 per unit in the comparable prior period primarily due to changes in payer and product mix, the impact of business acquisitions and reductions in pricing for some payers as we focus on providing cost effective genetic testing.

Cost of revenue
The increase in the cost of revenue of $35.1 million for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increased costs per unit as well as increased billable volume and the impact of business acquisitions, partially offset by the effect of cost efficiencies. For the three months ended March 31, 2021, billable volume increased to 259,000 from 151,000 for the same period in 2020. Cost per unit was $290 in the three months ended March 31, 2021 compared to $268 for the same period in 2020. The cost per unit increased primarily due to an increase in amortization of acquired intangible assets of $7.2 million as well as changes in product mix. These increases were partially offset by production improvements and capabilities which resulted in material efficiencies and automation and software improvements which reduced the cost per unit.
Research and development
The increase in research and development expense of $24.7 million for the three months ended March 31, 2021 compared to the same period in 2020 was due to growth in the business as well as impact of business acquisitions and primarily relates to increases in personnel-related expenses of $10.8 million primarily due to increases in headcount, $8.3 million in lab-related expenses due primarily to increased costs related to lab services and supplies, $3.7 million in professional fees, $2.0 million in technology costs, and $1.8 million in depreciation and amortization costs. These increases were partially offset by a $2.2 million increase in allocations from research and development to cost of revenue to support the increase in production volumes.
Selling and marketing
The increase in selling and marketing expense of $9.1 million for the three months ended March 31, 2021 compared to the same period in 2020 was due primarily to the growth of the business and principally consisted of increases in personnel-related costs of $10.5 million primarily reflecting increased headcount and includes an increase in sales commissions of $2.0 million, and an increase in depreciation and amortization expense of $0.9 million, partially offset by reduced travel-related costs of $2.1 million due to reductions in spending in response to COVID-19 and a decrease in marketing costs of $1.1 million.
General and administrative
The decrease in general and administrative expense of $14.9 million for the three months ended March 31, 2021 compared to the same period in 2020 was due primarily to fair value adjustments to reduce our acquisition-related liability representing the remaining ArcherDX development milestones of $63.7 million and an increase of $3.1 million in allocations of technology and facilities-related expenses to other functional areas.
These costs were partially offset by growth in the business which resulted in an increase in personnel-related costs by $39.2 million, which includes an increase in stock-based compensation of $33.2 million primarily due to the acceleration of certain awards granted through our acquisition of ArcherDX; a $4.2 million increase in legal and accounting services which was primarily due to increased acquisition-related transaction costs; an increase in post-combination expense of $3.7 million due to our acquisition of One Codex in February 2021; a $2.5 million increase in occupancy expense; and a $2.1 million increase in information technology expenses for software licenses and related expenses.
Other income, net
The decrease in other income, net of $0.2 million for the three months ended March 31, 2021 compared to the same period in 2020 was due principally to net changes in amounts recognized related to our marketable securities offset by $2.3 million received under the CARES Act in January 2021.
Interest expense
The increase in interest expense of $2.9 million for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increased debt outstanding compared to the prior year period partially offset by the impact of the adoption of ASU 2020-06 which reduced the interest expense recognized related to our convertible senior notes during 2021.
Income tax benefit
The increase in income tax benefit of $6.8 million was primarily due to the net deferred tax liabilities assumed in connection with our acquisition of One Codex during February 2021, while there was no similar income tax benefit in the prior year period.

Liquidity and capital resources
Liquidity and capital expenditures
We have incurred net losses since our inception. For the three months ended March 31, 2021 and 2020, we had net losses of $109.5 million and $98.5 million, respectively, and we expect to incur additional losses in the future. At March 31, 2021, we had an accumulated deficit of $1.5 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
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
In September 2019, we issued $350.0 million of aggregate principal amount of convertible senior notes due 2024, which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our convertible senior notes due 2024 to settle our Note Purchase Agreement we entered into in November 2018. In April 2021, we issued $1.2 billion of aggregate principal amount of convertible senior notes due 2028, which bear cash interest at a rate of 1.5% per year.
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
At March 31, 2021 and December 31, 2020, we had $681.9 million and $360.7 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the future. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2021 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for the foreseeable future.
We may need or choose to raise additional funding to finance operations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and will determine the timing, nature and size of future financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. We also may elect to finance future acquisitions. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(89,520)	$(62,360)
Net cash provided by (used in) investing activities	(273,558)	800
Net cash provided by financing activities	436,091	551
Net increase (decrease) in cash, cash equivalents and restricted cash	$73,013	$(61,009)
Cash flows from operating activities
For the three months ended March 31, 2021, cash used in operating activities of $89.5 million principally resulted from our net loss of $109.5 million, non-cash charges of remeasurements of liabilities in connection with business combinations of $67.0 million primarily relating to ArcherDX development milestones and a $6.8 million income tax benefit primarily generated from our acquisition of One Codex. These were partially offset by non-cash charges of $58.8 million for stock-based compensation, $16.6 million for depreciation and amortization, $3.0 million of post-combination expense related to the acceleration of unvested equity from our acquisition of One Codex and $2.7 million for amortization of debt discount and issuance costs related to our outstanding debt. The net effect on cash of changes in net operating assets was an increase of cash of $8.9 million.
For the three months ended March 31, 2020, cash used in operating activities of $62.4 million principally resulted from our net loss of $98.5 million, partially offset by non-cash charges of $29.3 million for stock-based compensation, $6.1 million for depreciation and amortization, $3.6 million for amortization of debt discount and issuance costs related to our convertible senior notes due 2024, and $3.4 million resulting from the remeasurements of liabilities associated with our business combinations. The net effect on cash of changes in net operating assets was an increase of cash of $1.2 million.
Cash flows from investing activities
For the three months ended March 31, 2021, cash used in investing activities of $273.6 million was due primarily to net purchases of marketable securities of $251.2 million, net cash used to acquire One Codex of $15.0 million and cash used for purchases of property and equipment of $6.4 million.
For the three months ended March 31, 2020, cash provided by investing activities of $0.8 million was due to net sales and maturities of marketable securities of $37.5 million partially offset by net cash used to acquire Diploid of $32.2 million and by cash used for purchases of property and equipment of $3.8 million.
Cash flows from financing activities
For the three months ended March 31, 2021, cash provided by financing activities of $436.1 million primarily consisted of net proceeds from the public offering of common stock of $434.3 million and cash received from issuances of common stock of $2.6 million.
For the three months ended March 31, 2020, cash provided by financing activities of $0.6 million consisted of cash received from issuances of common stock of $1.2 million, partially offset by finance lease payments of $0.6 million.

Contractual obligations
The following table summarizes our contractual obligations, including interest, as of March 31, 2021 (in thousands):

Contractual obligations:	Remainder of 2021	2022 and 2023	2024 and 2025	2026 and beyond	Total
Operating leases	$13,097	$35,194	$33,758	$34,975	$117,024
Finance leases	1,816	4,240	145	—	6,201
Convertible senior notes due 2024	—	—	350,000	—	350,000
2020 Term Loan	—	—	135,000	—	135,000
Purchase commitments	15,161	39,105	5,308	—	59,574
Total	$30,074	$78,539	$524,211	$34,975	$667,799
See Note 8, "Commitments and contingencies" in the Notes to Condensed Consolidated Financial Statements for additional details regarding our leases, convertible senior notes, 2020 Term Loan and purchase commitments.
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $681.9 million at March 31, 2021, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At March 31, 2021, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized if we sell the underlying securities prior to maturity.
Our 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75% and is therefore sensitive to changes in interest rates. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we shall endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States; provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
Although our convertible senior notes due 2024 are based on a fixed rate, changes in interest rates could impact their fair market value. As of March 31, 2021, the fair market value of the convertible senior notes due 2024 was $527.1 million. For additional information about the convertible senior notes due 2024, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of March 31, 2021, see Note 8, "Commitments and contingencies" in Notes to Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated to this item by reference.
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
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, some of our personnel located at our headquarters and other offices in California, elsewhere in the United States and in other countries, have been subject to shelter-in-place or stay-at-home orders from state and local governments. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may continue to negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and may continue to adversely affect demand for our tests. In 2020, many of our customers, including hospitals and clinics, suspended non-emergency appointments and services, which resulted in a significant decrease in our test volume. Travel bans, restrictions and border closures have also impacted our ability to ship tests to and receive samples from our customers. Some of these measures by government authorities have and may continue to remain in place for a significant period of time. Even if these measures are lifted, they may be implemented again if COVID-19 is not contained or returns, as has been the case recently. These measures have adversely affected and may continue to adversely affect our test volume, sales activities and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, cancellation of physical participation in sales activities, meetings, events and conferences and increasing inventories of certain supplies because, although we have not experienced significant disruption in our supply chain, we have experienced supply delays as a result of the COVID-19 pandemic and have also had to obtain supplies from new suppliers), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions have impacted our ability to fully integrate businesses we have acquired and may impact those we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with COVID-19, our operations will be impacted.
The extent to which COVID-19 continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, the actions to contain the virus and treat its impact, and how quickly and to what extent normal economic and operating activities can resume. COVID-19 could limit the ability of our customers, suppliers and business partners to perform, including third-party payers’ ability to make timely payments to us during and following the pandemic. Some of our biopharmaceutical partners have been impacted by COVID-19, which has delayed certain programs and impacted the timing of our revenue. We have also experienced and may continue to experience a shortage of, or delays in, laboratory supplies and equipment, or a suspension of services from other laboratories or third parties. Even after COVID-19 has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future, and loss of health insurance coverage resulting from pandemic-related job losses.

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
We have incurred substantial losses since our inception. For the three months ended March 31, 2021 and 2020, our net losses were $109.5 million and $98.5 million, respectively. For the years ended December 31, 2020, 2019 and 2018, our net losses were $602.2 million, $242.0 million and $129.4 million, respectively. At March 31, 2021, our accumulated deficit was $1.5 billion. While our revenue has increased over time, we expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $240.6 million, $141.5 million and $63.5 million in 2020, 2019 and 2018, respectively, and selling and marketing expenses of $168.3 million, $122.2 million and $74.4 million in 2020, 2019 and 2018, respectively. We expect these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may also increase our operating expenses, and we have experienced and may continue to experience decreases in test volume due to the impact of COVID-19. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development and selling and marketing activities and pursue and integrate acquisitions. We believe our existing cash and cash equivalents as of March 31, 2021, including the net proceeds from our recent public offering and revenue from sales of our tests will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the foreseeable future. We may raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of our credit agreement restrict our ability to incur certain indebtedness and issue certain equity securities. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire companies or acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, selling and marketing initiatives, or potential acquisitions. In addition, we may have to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company.
We have acquired and may continue to acquire businesses or assets, form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, or cause us to incur debt or significant expense.
As part of our business strategy, we have pursued and expect to continue to pursue acquisitions of complementary businesses or assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. Since 2017, we have acquired several companies, including companies in family health genetic information services, the patient data collection industry, the non-invasive prenatal screen offering industry, the genetic information industry and the use of artificial intelligence in such industry, the pharmacogenetic testing industry, the oncology industry and the infectious disease industry.
With respect to our acquired businesses and any acquisitions we may make in the future, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. For example, if we are unable to integrate ArcherDX's technology, people and distributed products business model into our existing business, we will not realize the expected benefits of that acquisition. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, as we experienced in the past, the loss of customers, payers, partners, suppliers or key management following the completion of any acquisitions by us could harm our business. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. We may also need to divert cash from other uses to fund these integration activities and these new businesses. Ultimately, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.

In connection with certain of our completed acquisitions, we have agreed to pay cash and/or stock consideration that is contingent upon the achievement of specified objectives, such as development objectives, regulatory submissions, regulatory approvals and revenue related to certain products. As of the date of the applicable acquisition, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating expense, which could have a material impact on our results of operations. As of March 31, 2021, we accrued $731.8 million of contingent consideration, most of which related to potential milestone payments in the form of our common stock in connection with our acquisition of ArcherDX. In addition, our actual payments may differ materially from the amount of the contingent liability, which could have a material impact on our results of operations.
To finance any acquisitions or investments, we may raise additional funds, which could adversely affect our existing stockholders and our business. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. In addition, our stockholders may experience substantial dilution as a result of additional securities we may issue for acquisitions. Open market sales of substantial amounts of our common stock issued to stockholders of companies we acquire could also depress our stock price. Additional funds may not be available on terms that are favorable to us, or at all.
If third-party payers, including managed care organizations, private health insurers and government health plans do not provide adequate reimbursement for our tests or we are unable to comply with their requirements for reimbursement, our commercial success could be negatively affected.
Our ability to increase the number of billable tests and our revenue will depend on our success achieving reimbursement for our tests from third-party payers. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary, cost-effective and has received prior authorization. The commercial success of our distributed products, including STRATAFIDE, a pan-solid tumor in vitro diagnostic, or IVD, and our Personalized Cancer Monitoring product, or PCM, if approved, will depend on the extent to which our customers receive coverage and adequate reimbursement from third-party payers, including managed care organizations and government payers (e.g., Medicare and Medicaid).
Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication-by-indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our tests from most of the large commercial third-party payers in the United States, and the Centers for Medicare & Medicaid Services, or CMS, provides reimbursement for our multi-gene tests for hereditary breast and ovarian cancer-related disorders as well as colon cancer. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient, which may result in further delay or decreased likelihood of collection.
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
We also face competition as a result of our 2020 acquisition of ArcherDX. In particular, ArcherDX competes with numerous companies in the life sciences research, clinical diagnostics and drug development spaces, including, among others, Natera, QIAGEN N.V., Guardant Health, Inc., Thermo Fisher, Inc., Foundation Medicine, Caris Life Sciences, Inc., Tempus, Laboratory Corporation of America, Quest Diagnostics, Inc., NeoGenomics, Inc., BioReference Laboratories, Inc. and Illumina, Inc.
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
Our expected future growth could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, technology services, customer service, marketing and sales, and management. We may not be able to maintain the quality of or expected turnaround times for our tests, or satisfy customer demand as it grows. We may need to continue expanding our sales force to facilitate our growth, and we may have difficulties locating, recruiting, training and retaining sales personnel. Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. As we grow, any failure of our controls or interruption of our production facilities or systems could have a negative impact on our business and financial operations. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. Future growth in our business could also make it difficult for us to maintain our corporate culture. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
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
The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take what we believe to be reasonable and appropriate measures, including a formal, dedicated enterprise security program, to protect sensitive information from various compromises (including unauthorized access, disclosure, or modification or lack of availability), our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. For example, ArcherDX has been subject to phishing incidents, and we may experience additional incidents in the future. Any such breach or interruption could compromise our networks and the information stored therein could be accessed by unauthorized parties, altered, publicly disclosed, lost or stolen.
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
Any security compromise that causes an apparent privacy violation could also result in legal claims or proceedings; liability under federal, state, foreign, or multinational laws that regulate the privacy, security, or breach of personal information, such as but not limited to the HIPAA, HITECH, state data security and data breach notification laws, the European Union’s General Data Protection Regulation, or GDPR, and the UK Data Protection Act of 2018; and related regulatory penalties. Penalties for failure to comply with a requirement of HIPAA or HITECH vary significantly, and, depending on the knowledge and culpability of the HIPAA-regulated entity, may include civil monetary penalties of up to $1.5 million per calendar year for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Penalties for unfair or deceptive acts or practices under the FTC Act or state Unfair and Deceptive Acts and Practices, or UDAP, statutes may also vary significantly.
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
Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is still unclear whether the transfer of personal information from the EU to the United Kingdom will in the future remain lawful under the GDPR. The United Kingdom-EU post-Brexit trade deal provides that transfers of personal information to the United

Kingdom will not be treated as restricted transfers to a non-EU country for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an “adequacy finding” with respect to the United Kingdom before the end of that transition period, from that date the United Kingdom will be a “third country” under the GDPR and transfers of personal information from the EU to the United Kingdom will require an “adequacy mechanism,” such as the standard contractual clauses.
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of consumers who reside in California. Among other things, the CCPA confers to California consumers the right to receive notice of the categories of personal information that will be collected by a business, how the business will use and share the personal information, and the third parties who will receive the personal information; the CCPA also confers rights to access, delete, or transfer personal information; and the right to receive equal service and pricing from a business after exercising a consumer right granted by the CCPA. In addition, the CCPA allows California consumers the right to opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure. California amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA, and further amended the law in September 2020 to clarify that de-identified data as defined under HIPAA will also be exempt from the CCPA. The California Attorney General’s final regulations implementing the CCPA took effect on August 14, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches resulting from a business’s failure to implement and maintain reasonable data security procedures that is expected to increase data breach litigation.
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
Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we may need to continue to expand our sales force with qualified and experienced personnel. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business, and support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.
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
If our STRATAFIDE and PCM products and related services do not perform as expected, we may not realize the expected benefits of our recent acquisition of ArcherDX.

The success of our STRATAFIDE and PCM products depends on the market’s confidence that we can provide reliable products that enable high quality diagnostic testing with high sensitivity and specificity and short turnaround times. There is no guarantee that the accuracy and reproducibility ArcherDX demonstrated in the research use only, or RUO, market will continue as we launch commercial IVD products and our product deliveries increase and product portfolio expands.
Our RUO products, STRATAFIDE and PCM products and related services use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or result in longer than expected turnaround times. In addition, labs are required to validate their processes before using these products for clinical purposes. These validations are outside of our control. If our products do not perform, or are perceived to not have performed, as expected or favorably to competitive products, our consolidated operating results, reputation, and business will suffer, and we may also be subject to legal claims arising from product limitations, errors, or inaccuracies.
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
We anticipate that the future success of our distributed products business will depend in large part on our ability to effectively introduce enhanced or new offerings of IVD products, such as STRATAFIDE. The development and launch of enhanced or new products and services, whether RUO or IVD, require the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and require us to accurately anticipate patients’, providers’ and, if applicable, payers’ attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve its goals on a timely basis, or at all.
We have limited experience commercializing IVD products. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new products or new services and result in increased costs and the diversion of management’s attention and resources from other business matters.
An important factor in our ability to commercialize our distributed products is collecting data that supports their value proposition. The data collected from any studies we complete may not be favorable or consistent with its existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for these products. This is particularly true with respect to service defects and errors. Any of the foregoing could have a negative impact on our ability to commercialize our future products, which could have a material adverse effect on our ability to realize the intended benefits of our acquisition of ArcherDX.
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
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Any such charges could have a material adverse effect on our results of operations or financial condition.
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
Our planned STRATAFIDE and PCM products are currently being developed to use only Illumina’s sequencing platform. Without access to these sequencers, we would be unable commercialize these products. In addition, any efforts to validate these distributed products on additional sequencing platforms would require significant resources, expenditures and time and attention of our management, and there is no guarantee that we would be successful in implementing any such sequencing platforms in a commercially sustainable way.
If our laboratories become inoperable due to disasters, health epidemics or for any other reasons, we will be unable to perform our tests and our business will be harmed.
We perform all of our tests at our production facilities in San Francisco and Irvine, California, in Golden, Colorado, and in Seattle, Washington. We plan to open a new laboratory and production facility in North Carolina. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the substantial majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. The inability to open the planned facility in North Carolina, delays in opening such facility or failure to obtain required permits could result in increased costs and prevent us from realizing the intended benefits of the new facility.
We rely on third-party laboratories to perform portions of our biopharmaceutical testing services.
A portion of our biopharmaceutical testing services is performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we have contracted with have in the past had, and occasionally continue to have, issues with delivering results to us or resolving issues with us within the time frames we expected or established in our contracts with them, which sometimes results in longer than expected turnaround times for, or negatively impacts the performance of, these tests and services. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations in a timely manner and in accordance with the standards that we and our customers expect, our ability to service customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, when these issues arise, we have had to expend time, management’s attention and other resources to address and remedy such issues.
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
Under standard clinical practice, tumor biopsies removed from patients are preserved and stored in formalin-fixed paraffin embedded, or FFPE, format, and liquid biopsies are taken with a blood draw and stored in blood collection tubes. In order to add additional indications to our IVD products, if approved, we will need to secure access to these FFPE tumor biopsy and liquid biopsy samples, as well as information pertaining to the clinical outcomes of the patients from which they were derived for IVD development activities. Others compete with us for access to these samples. Additionally, the process of negotiating access to samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are unable to negotiate access to tissue samples on a timely basis or on commercially reasonable terms, or at all, or if other laboratories or competitors secure access to these samples before us, our ability to research, develop and commercialize future IVD products will be limited or delayed.
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
•natural disasters, including the recent and ongoing outbreak and spreading of COVID-19, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.
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
At March 31, 2021, our total gross deferred tax assets were $418.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including license suspension, limitation, or revocation, directed plan of action, onsite monitoring, civil monetary penalties, criminal sanctions, cancellation of the laboratory’s approval to receive Medicare and Medicaid payment for its services, exclusion from some healthcare systems' programs, as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing clinical laboratory licensure, or our failure to renew our CLIA certifications, a state or foreign license, or accreditation, could have a material adverse effect on our business, financial condition and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.
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

We may not be able to obtain regulatory clearance or approval of our IVD products, or even if approved, such products may not be approved for guideline inclusion, which could adversely our ability to realize the intended benefits of our acquisition of ArcherDX.
A significant portion of our therapy selection and personalized cancer monitoring commercial strategy, including for STRATAFIDE and PCM, relies on receiving regulatory approvals with guideline inclusion to strengthen our position in establishing coverage and reimbursement of our IVD products with both public and private payers. If we do not receive such regulatory approvals in a timely manner or at all, or we are not successful in obtaining such guideline inclusion, we may not be able to commercialize our IVD products. Additionally, third-party payers may be unwilling to provide sufficient coverage and reimbursement for these products necessary for hospitals and other healthcare providers to adopt our solutions as part of their oncological treatment strategy. We have also focused our efforts on the development of PCM for FDA clearance and approval as a prognostic device for predicting recurrence of a primary cancer after initial treatment, which can include surgery alone or surgery plus adjuvant therapy.
Moreover, development of the data necessary to obtain regulatory clearance and/or approval of an IVD, such as STRATAFIDE, is time-consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA clearance and/or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, any of which may materially impact our ability to realize the expected benefits of our acquisition of ArcherDX.
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

Risks related to our intellectual property
One of ArcherDX’s competitors has alleged that its Anchored Multiplex PCR, or AMP, chemistry and products using AMP are infringing on its intellectual property, and ArcherDX may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on ArcherDX’s business as well as our financial condition and results of operations, and the intended benefits of our acquisition of ArcherDX.
ArcherDX’s AMP chemistry underlies all of its RUO products and is also the foundation of STRATAFIDE and Personalized Cancer Monitoring, or PCM. On January 27, 2020, one of ArcherDX’s competitors, Natera, Inc., or Natera, filed a complaint against ArcherDX in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On April 15, 2020, Natera amended its complaint to allege that ArcherDX’s products using AMP chemistry and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220 (together with U.S. Patent Nos. 10,538,814, 10,557,172, 10,590,482, and 10,597,708, the “Natera Asserted Patents.”) Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of The Natera Asserted Patents. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its Second Amended Complaint on the same day and served Invitae on January 15, 2021. The litigations have now been consolidated for all purposes. A claim construction briefing is complete, and a hearing was held on April 26, 2021. Discovery is ongoing, and trial has been scheduled for May 2022.
In addition, on October 6, 2020, Natera filed a complaint against Genosity in the United States District Court for the District of Delaware, alleging that Genosity's use of its AsTra products, and the manufacture, use, sale, and offer for sale of such products, infringes U.S. Patent No. 10,731,220. Natera's complaint further alleges that Genosity's accused products use ArcherDX's ctDNA and region-specific primers. Genosity filed an answer to the complaint on February 15, 2021, denying Natera's allegations and setting forth affirmative defenses and counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. On March 8, 2021, Natera filed a motion to dismiss and strike certain affirmative defenses and counterclaims brought by Genosity relating to inequitable conduct. The court has not yet issued a decision. No case schedule has been set.
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
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. As we acquire companies, we will need to establish proper controls and integrate them into our internal control system. We need to maintain and enhance these processes and controls as we grow and we have required, and may continue to require, additional personnel and resources to do so.
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
We have a large amount of debt, servicing our debt requires a significant amount of cash, and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.
In September 2019, we issued $350.0 million aggregate principal amount of our convertible senior notes due 2024 in a private placement, in October 2020 we entered into our credit agreement and borrowed $135.0 million through the 2020 Term Loan and in April 2021 we issued $1,150.0 million aggregate principal amount of our convertible senior notes due 2028 in a private placement.
Our substantial leverage could have significant negative consequences for our future operations, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financial for working capital, acquisitions, research and development expenditures, and general corporate purposes;
•requiring the dedication of a substantial portion of our expected cash flow or our existing cash to service our indebtedness, thereby reducing the amount of our cash available for other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or
•placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes in cash or to repurchase the notes upon a fundamental change, and our current credit agreement contains and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
Holders of our convertible senior notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we only have limited ability to make those cash payments under our credit agreement and, even if the credit agreement limitations are no longer in effect, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indentures governing the notes or to pay any cash payable on future conversions of the notes as required by the indentures would constitute a default under the relevant indenture. A default under an indenture or the occurrence of the fundamental change itself could also lead to a default under our credit agreement and any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repay or repurchase our convertible senior notes.
The conditional conversion feature of our convertible senior notes due 2024, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our convertible senior notes due 2024 is triggered, such as was the case for the quarter ending March 31, 2021, holders of such notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2021, we had outstanding 197.5 million shares of our common stock, options to purchase 4.5 million shares of our common stock (of which 4.1 million were exercisable as of that date), outstanding restricted stock units, or RSUs, representing 6.3 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employee’s continued service with us, or Time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition) and outstanding Series A convertible preferred stock convertible into 0.1 million shares of our common stock. The foregoing does not include shares that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions other than ArcherDX, up to 22.0 million shares which may be issuable upon the achievement of certain milestones related to our acquisition of ArcherDX, or shares that may be issuable in the future in connection with our convertible senior notes. Also not included are the shares issued or issuable in connection with acquisitions after March 31, 2021, including approximately 1.9 million shares of our common stock that we will register for resale following the filing of this Report. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2021, we issued an aggregate of 1.4 million shares of our common stock upon the closing of the acquisition of One Codex. This issuance was in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.  Exhibits.

Exhibit Number	Description

4.1	Registrations Rights Agreement, dated as of February 8, 2021, by and among the Registrant and certain securityholders of Reference Genomics, Inc. d/b/a One Codex.
10.1#	Invitae Corporation 2015 Stock Incentive Plan, as amended and restated as of March 26, 2021.
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

#    Indicates a management contract or compensatory plan or arrangement.
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

Date: May 4, 2021