Form 10-Q
period 2021-06-30
Invitae Corp
filed 2021-08-09
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of July 30, 2021 was 217,339,666.

PART I — Financial Information
ITEM 1. Condensed Consolidated Financial Statements.
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,107,745	$124,794
Marketable securities	422,473	229,186
Accounts receivable	55,714	47,722
Inventory	29,982	32,030
Prepaid expenses and other current assets	28,089	20,200
Total current assets	1,644,003	453,932
Property and equipment, net	82,760	66,102
Operating lease assets	120,844	45,109
Restricted cash	10,275	6,686
Intangible assets, net	1,057,389	981,845
Goodwill	2,060,889	1,863,623
Other assets	19,303	13,188
Total assets	$4,995,463	$3,430,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,244	$25,203
Accrued liabilities	88,045	86,058
Operating lease obligations	11,930	8,789
Finance lease obligations	2,422	1,695
Total current liabilities	133,641	121,745
Operating lease obligations, net of current portion	122,840	48,357
Finance lease obligations, net of current portion	3,540	3,123
Debt	108,920	104,449
Convertible senior notes, net	1,460,873	283,724
Deferred tax liability	50,998	51,538
Other long-term liabilities	460,666	841,256
Total liabilities	2,341,478	1,454,192
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	20	19
Accumulated other comprehensive income	34	1
Additional paid-in capital	3,973,479	3,337,120
Accumulated deficit	(1,319,548)	(1,360,847)
Total stockholders’ equity	2,653,985	1,976,293
Total liabilities and stockholders’ equity	$4,995,463	$3,430,485
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Test revenue	$111,496	$45,099	$210,772	$108,177
Other revenue	4,816	1,092	9,161	2,262
Total revenue	116,312	46,191	219,933	110,439
Cost of revenue	89,331	42,952	164,822	83,374
Research and development	106,454	74,963	186,812	130,631
Selling and marketing	56,964	39,520	108,204	81,640
General and administrative	38,303	26,006	110,820	49,828
Change in fair value of contingent consideration	(303,349)	4,832	(366,970)	4,832
Income (loss) from operations	128,609	(142,082)	16,245	(239,866)
Other income (expense), net	2,024	(21,436)	6,489	(16,728)
Interest expense	(13,407)	(5,485)	(21,800)	(10,936)
Net income (loss) before taxes	117,226	(169,003)	934	(267,530)
Income tax benefit	(16,560)	(2,600)	(23,360)	(2,600)
Net income (loss)	$133,786	$(166,403)	$24,294	$(264,930)
Net income (loss) per share, basic	$0.66	$(1.29)	$0.12	$(2.35)
Net income (loss) per share, diluted	$0.53	$(1.29)	$0.11	$(2.35)
Shares used in computing net income (loss) per share, basic	204,110	129,023	199,083	112,765
Shares used in computing net income (loss) per share, diluted	264,921	129,023	216,595	112,765

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$133,786	$(166,403)	$24,294	$(264,930)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(16)	(722)	33	581
Comprehensive income (loss)	$133,770	$(167,125)	$24,327	$(264,349)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock:
Balance, beginning of period	$20	$10	$19	$10
Common stock issued	—	3	1	3
Balance, end of period	20	13	20	13

Accumulated other comprehensive income (loss):
Balance, beginning of period	50	1,294	1	(9)
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(16)	(722)	33	581
Balance, end of period	34	572	34	572

Additional paid-in capital:
Balance, beginning of period	3,829,553	1,182,033	3,337,120	1,138,316
Common stock issued in connection with public offering, net	—	217,486	434,263	217,486
Common stock issued on exercise of stock options, net	1,192	1,026	2,952	2,171
Common stock issued pursuant to exercises of warrants	—	35	1,242	62
Common stock issued pursuant to employee stock purchase plan	7,974	4,527	7,974	4,527
Common stock issued or issuable pursuant to acquisitions	89,054	60,053	163,876	102,506
Stock-based compensation expense	45,706	22,057	101,540	32,536
Reclassification of equity component of convertible senior notes	—	—	(75,488)	—
Reclassification of stock payable liabilities	—	—	—	(10,387)
Balance, end of period	3,973,479	1,487,217	3,973,479	1,487,217

Accumulated deficit:
Balance, beginning of period	(1,453,334)	(857,204)	(1,360,847)	(758,677)
Cumulative effect of adoption of ASU 2020-06	—	—	17,005	—
Net income (loss)	133,786	(166,403)	24,294	(264,930)
Balance, end of period	(1,319,548)	(1,023,607)	(1,319,548)	(1,023,607)
Total stockholders' equity	$2,653,985	$464,195	$2,653,985	$464,195

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$24,294	$(264,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,262	14,500
Stock-based compensation	106,337	81,124
Amortization of debt discount and issuance costs	6,492	7,337
Remeasurements of liabilities associated with business combinations	(372,722)	26,749
Benefit from income taxes	(23,360)	(2,600)
Post-combination expense for acceleration of unvested equity	2,959	—
Other	5,273	(536)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(6,953)	4,939
Inventory	2,048	(4,432)
Prepaid expenses and other current assets	(8,346)	1,383
Other assets	(2,165)	942
Accounts payable	3,781	9,185
Accrued expenses and other long-term liabilities	8,255	3,585
Net cash used in operating activities	(218,845)	(122,754)
Cash flows from investing activities:
Purchases of marketable securities	(325,957)	(115,350)
Proceeds from sales of marketable securities	—	12,532
Proceeds from maturities of marketable securities	127,738	89,965
Acquisition of businesses, net of cash acquired	(134,006)	(57,576)
Purchases of property and equipment	(20,154)	(10,854)
Other	(1,880)	(1,334)
Net cash used in investing activities	(354,259)	(82,617)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	434,263	217,489
Proceeds from issuance of common stock	11,717	6,760
Proceeds from issuance of convertible senior notes, net	1,116,850	—
Other	(3,186)	(1,904)
Net cash provided by financing activities	1,559,644	222,345

Net increase in cash, cash equivalents and restricted cash	986,540	16,974
Cash, cash equivalents and restricted cash at beginning of period	131,480	157,572
Cash, cash equivalents and restricted cash at end of period	$1,118,020	$174,546

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$2,578	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$5,016	$1,570
Common stock issued for acquisition of businesses	$163,876	$75,682
Consideration payable for acquisition of businesses	$—	$16,813
Operating lease assets obtained in exchange for lease obligations, net	$80,157	$4,046

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and we changed our name to Invitae Corporation in 2012. We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, personalized oncology, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets and businesses that further expanded our test menu and suite of genome management offerings and accelerated our entry into key genomics markets. Invitae operates in one segment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. Our cash and cash equivalents are primarily held by financial institutions in the United States. Such deposits may exceed federally insured limits.

Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,107,745	$124,794
Restricted cash	10,275	6,686
Total cash, cash equivalents and restricted cash	$1,118,020	$131,480
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
Prior period reclassifications
We have reclassified certain amounts in prior periods to conform with current presentation. During the current period, we have disclosed the change in fair value of our contingent consideration separately in our statements of operations; these amounts are general and administrative in nature and were disclosed in general and administrative expense previous periods.
Recent accounting pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning January 1, 2022, and earlier adoption is permitted. We elected to adopt the amendments on a modified retrospective basis effective January 1, 2021, which required a cumulative-effect adjustment to retained earnings. The cumulative-effect adjustment resulted in a decrease in accumulated deficit of $17.0 million related to the reversal of the equity component and associated issuance costs as well as adjustment of the related amortization costs of our existing convertible senior notes due in 2024. Reporting periods beginning on or after January 1, 2021 are presented under this new guidance while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under GAAP. See further information about our Senior Convertible Notes in Note 8, “Commitments and contingencies.”

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
Our revenue as disaggregated by payer category and revenue subtype was as follows (in thousands):

	Three Months Ended June 30, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$71,254	$10,523	$8,688	$12,172	$102,637
Decentralized	—	—	214	8,645	8,859
Total test revenue	71,254	10,523	8,902	20,817	111,496
Other revenue	—	—	1,768	3,048	4,816
Total revenue	$71,254	$10,523	$10,670	$23,865	$116,312

	Three Months Ended June 30, 2020
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$31,270	$4,298	$4,289	$5,242	$45,099
Total test revenue	31,270	4,298	4,289	5,242	45,099
Other revenue	—	—	477	615	1,092
Total revenue	$31,270	$4,298	$4,766	$5,857	$46,191

	Six Months Ended June 30, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$132,145	$19,472	$19,260	$22,348	$193,225
Decentralized	—	—	596	16,951	17,547
Total test revenue	132,145	19,472	19,856	39,299	210,772
Other revenue	—	—	4,830	4,331	9,161
Total revenue	$132,145	$19,472	$24,686	$43,630	$219,933

	Six Months Ended June 30, 2020
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$75,061	$10,089	$8,600	$14,427	$108,177
Total test revenue	75,061	10,089	8,600	14,427	108,177
Other revenue	—	—	929	1,333	2,262
Total revenue	$75,061	$10,089	$9,529	$15,760	$110,439

We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. Cash collections for certain tests delivered may differ from rates originally estimated. We update our estimate of the amounts to be recognized based on new information evaluated on a quarterly basis. Updates to our estimates resulted in the following changes to revenue, income (loss) from operations and basic and diluted net income (loss) per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$4.2	$0.9	$8.5	$2.3
Income (loss) from operations	$4.2	$(0.9)	$8.5	$(2.3)
Net income (loss) per share, basic	$0.02	$(0.01)	$0.04	$(0.02)
Net income (loss) per share, diluted	$0.02	$(0.01)	$0.04	$(0.02)
Impact of COVID-19
Our billable volumes decreased significantly in the second half of March 2020 as compared to the first few months of 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. Our daily test volumes have consistently increased from the low in March 2020, although the current COVID-19 pandemic continues to impact our business operations and practices. While we expect that it may continue to impact our business, we experienced limited disruption during the second quarter of 2021. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law as a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system; in April 2020, we received $3.8 million as a part of this initiative, and in January 2021, we received an additional $2.3 million. These payments were recognized as other income, net in our consolidated statement of operations in the periods received. At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act.

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
We also record unbilled revenue for revenue recognized but yet to be billed for services provided to biopharmaceutical companies related to companion diagnostic development. This contract receivable was $3.7 million and $4.3 million as of June 30, 2021 and December 31, 2020, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. During the three and six months ended June 30, 2021, we recognized revenue from deferred revenue recorded in prior periods of $2.3 million and $2.6 million, respectively.
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
During the three and six months ended June 30, 2021, we recorded research and development stock-based compensation expense of nil related to the Time-based RSUs, and income of $0.5 million and expense of $1.9 million, respectively, related to the PRSUs based on our evaluation of the probability of achieving performance conditions, primarily due to the change in value of our common stock. During the three and six months ended June 30, 2020, we recorded research and development stock-based compensation expense of $10.9 million and $18.5 million, respectively, related to the Time-based RSUs and $18.9 million and $30.1 million, respectively, related to the PRSUs. As of June 30, 2021, the Time-based RSUs and PRSUs had a total fair value of $43.9 million and $45.7 million, respectively, based on a total estimated issuance of 3.6 million shares and expectation of the achievement of the performance conditions. As of June 30, 2021, all of the Time-based RSUs and 1.5 million of the PRSUs had vested with a total fair value of $84.3 million, which was recorded in common stock issued or issuable pursuant to business combinations in the consolidated statements of stockholders' equity upon issuance.
Jungla
In July 2019, we acquired 100% of the equity interest of Jungla Inc. ("Jungla"), a privately held company developing a platform for molecular evidence testing in genes, for approximately $59.0 million, comprised of $44.9 million in the form of shares of our common stock and the remainder in cash.

We may be required to pay contingent consideration based on achievement of post-closing development milestones. As of the acquisition date, the fair value of this contingent consideration was $10.7 million including cash and common stock. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestones and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date with changes reflected as a general and administrative expense. As of June 30, 2021, the fair value of this contingent consideration was $3.6 million representing the fair value of the remaining milestone, which was achieved in July 2021.
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
As of June 30, 2021, we had a stock payable liability related to our acquisition of Diploid of $14.2 million, which represents the hold-back obligation to issue 0.4 million shares subject to indemnification claims that may arise. This liability is adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input, with the change recorded in other income (expense), net.
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
As of the acquisition date, we recorded stock payable liabilities of $6.2 million to represent the hold-back obligation to issue shares subject to indemnification claims that may arise. These liabilities are adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input. As of June 30, 2021, the value of this liability was $7.8 million with the change recorded in other income (expense), net. In April 2021, the amounts held back to satisfy indemnification obligations for Genelex were released in full to the former shareholders.
We may be required to pay contingent consideration in the form of additional shares of our common stock in connection with the acquisition of Genelex if, within a specified period following the closing, we achieve a certain product milestone, in which case we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. As of the acquisition date, the fair value of this contingent consideration was $2.0 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date. As of June 30, 2021, the fair value of this contingent consideration was $1.6 million.
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
We may be required to pay contingent consideration based on achievement of post-closing development and revenue milestones. As of the acquisition date, the total fair value of the contingent consideration was $945.2 million. Of the five milestones, one milestone was achieved in November 2020, which resulted in the issuance of 5.0 million shares of our common stock and a cash payment of $1.9 million, and three milestones were achieved or deemed to be achieved during the three months ended June 30, 2021, which resulted in the issuance of 13.8 million shares of our common stock and a cash payment of $3.3 million in July 2021. The remaining milestone is based upon receiving U.S. Food and Drug Administration ("FDA") clearance or approval of STRATAFIDE, which per the terms of the acquisition agreement, must be completed by March 31, 2022, subject to certain extensions (the "ArcherDX Final Milestone"). The material factors that may impact the fair value of the contingent consideration, and therefore the liability, are (i) the estimated number of shares to be issued, (ii) the volatility of our common stock, (iii) the probabilities of achievement of milestones within the timeframes prescribed in the acquisition agreement and (iv) discount rates, all of which are Level 3 inputs not supported by market activity. Significant changes in any of these inputs may result in a significant change in fair value, which is estimated at each reporting date. As of December 31, 2020, the fair value of the contingent consideration related to ArcherDX was $788.3 million. As of June 30, 2021, the fair value of the contingent consideration representing the remaining milestones was $423.9 million, which includes the three milestones achieved or deemed to be achieved during the three months ended June 30, 2021 and paid in July 2021 discussed above. With respect to the ArcherDX Final Milestone, the liability has been reduced to zero as of June 30, 2021 from $262.5 million as of March 31, 2021 and $287.7 million as of December 31, 2020, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. As a result of our reassessment, we do not believe achievement of the conditions will occur prior to the expiry date for achievement under the timeframe prescribed in the acquisition agreement. We expect FDA clearance or approval of STRATAFIDE at a later date upon resolution of the necessary steps.
In connection with the acquisition, we granted awards of Invitae common stock to new employees who joined Invitae in connection with our acquisition of ArcherDX that vest upon the achievement of the contingent consideration milestones discussed above and are subject to the employee’s continued service with us, unless terminated without cause in which case vesting is only dependent on milestone achievement. As the number of shares that are expected to be issued are fixed, the awards are equity-classified. During the three months ended June 30, 2021, we recorded a net $1.2 million in stock-based compensation expense related to the ArcherDX milestones, which includes $28.3 million related to milestones achieved in the three months ended June 30, 2021, $2.6 million due to an accounting modification of certain awards whereby the employees' continued substantive services were no longer required, offset by a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone will not be achieved within the specified timeframe prescribed in the acquisition agreement. During the six months ended June 30, 2021, we recorded a net $41.8 million in stock-based compensation expense related to the ArcherDX milestones, which includes $38.5 million related to milestones achieved in the three months ended June 30, 2021, $33.0 million due to an accounting modification of certain awards whereby the employees' continued substantive services were no longer required, offset by a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone will not be achieved within the specified timeframe prescribed in the acquisition agreement.
One Codex
In February 2021, we acquired 100% of the equity interest of Reference Genomics, Inc. d/b/a One Codex ("One Codex"), a company developing and commercializing products and services relating to microbiome sequencing, analysis and reporting, for upfront consideration consisting of $17.3 million in cash and 1.4 million shares of our common stock, of which approximately 0.2 million shares are subject to a hold-back to satisfy indemnification obligations that may arise following the closing. These shares subject to a hold-back were issued to a third-party at the closing date to hold in escrow until the escrow period is complete, and as such were classified as equity. We included the financial results of One Codex in our consolidated financial statements from the acquisition date, which were not material.

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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of One Codex resulted in the recognition of $63.4 million of goodwill, which we believe relates primarily to expansion of the acquired technology to apply to new areas of genetic testing. The goodwill created as a result of the acquisition of One Codex is not deductible for tax purposes.
Genosity
In April 2021, we acquired 100% of the fully diluted equity of Genosity Inc. ("Genosity"), a company providing genomic laboratory services, for approximately $196.0 million, consisting of approximately $120.0 million in cash and the remainder in shares of our common stock. In connection with this transaction, we granted RSUs having a value of up to $5.0 million to certain continuing employees. We included the financial results of Genosity in our consolidated financial statements from the acquisition date, which were not material.

The following table summarizes the purchase price recorded as a part of the acquisition of Genosity (in thousands):

Purchase Price
Cash transferred	$119,959
Liabilities assumed and other consideration	8,774
Common stock transferred	67,308
Total	$196,041
Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed through our acquisition of Genosity at the date of acquisition (in thousands):

Cash	$906
Accounts receivable	355
Developed technology	76,500
Other assets	3,732
Total identifiable assets acquired	81,493
Other liabilities	(2,852)
Deferred tax liability	(17,600)
Net identifiable assets acquired	61,041
Goodwill	135,000
Total purchase price	$196,041
Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of Genosity as a business combination and determined that 1) Genosity was a business which combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. Pursuant to the terms of the acquisition, we incorporated a provision to provide additional shares in the event that our common stock share price decreased after the acquisition, but prior to filing a resale registration statement. At acquisition we estimated this provision to be $7.0 million. On filing the resale registration statement the fair value was $3.2 million; the difference of $3.8 million was recorded as an expense in general and administrative expense during the three months ended June 30, 2021.
Our purchase price allocation for the acquisition is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to certain aspects of our asset valuations and our deferred tax liability assumed in connection with the acquisition. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible assets acquired were developed technology related to Genosity's genomic laboratory services and sequencing software in place at time of acquisition. The fair value of the intangible assets was estimated using an income approach with an estimated useful life of twelve years.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Genosity resulted in the recognition of $135.0 million of goodwill, which we believe relates primarily to expansion of the acquired technology to apply to new areas of genetic testing. The goodwill created as a result of the acquisition of Genosity is not deductible for tax purposes.

5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$1,863,623
Goodwill adjustment	(1,176)
Goodwill acquired	198,442
Balance as of June 30, 2021	$2,060,889
Intangible assets
The following table presents details of our intangible assets (amounts in thousands, useful lives in years):

	June 30, 2021				December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life
Customer relationships	$41,515	$(10,696)	$30,819	10.8	$41,075	$(8,292)	$32,783	10.8
Developed technology	498,259	(52,628)	445,631	10.7	397,563	(31,013)	366,550	10.6
Non-compete agreement	286	(258)	28	5.0	286	(229)	57	5.0
Tradename	21,085	(1,327)	19,758	12.0	21,085	(447)	20,638	12.0
Patent assets and licenses	496	(122)	374	15.0	496	(103)	393	15.0
Right to develop new technology	19,359	(968)	18,391	15.0	19,359	(323)	19,036	15.0
In-process research and development	542,388	—	542,388	n/a	542,388	—	542,388	n/a
	$1,123,388	$(65,999)	$1,057,389	10.9	$1,022,252	$(40,407)	$981,845	10.9
Acquisition-related intangibles included in the above table are generally finite-lived, other than in-process research and development, which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships related to our 2017 business combinations are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $13.5 million and $5.7 million for the three months ended June 30, 2021 and 2020, respectively, and $25.6 million and $9.2 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense is recorded in cost of revenue, research and development, selling and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of June 30, 2021 (in thousands):

2021 (remainder of year)	$28,037
2022	54,470
2023	53,458
2024	53,179
2025	51,426
Thereafter	274,076
Total estimated future amortization expense	$514,646

6. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$23,381	$21,324
Work in progress	5,752	8,847
Finished goods	849	1,859
Total inventory	$29,982	$32,030
While we have not experienced significant disruption in our supply chain and we do not yet know the full impact COVID-19 may have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur. During the three and six months ended June 30, 2021, we recognized reductions in inventory of $5.3 million and $8.0 million, respectively, due to inventory determined to be obsolete.
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$30,199	$26,516
Laboratory equipment	55,072	45,342
Computer equipment	12,734	10,939
Software	930	566
Furniture and fixtures	1,996	1,967
Automobiles	58	58
Construction-in-progress	21,185	12,061
Total property and equipment, gross	122,174	97,449
Accumulated depreciation and amortization	(39,414)	(31,347)
Total property and equipment, net	$82,760	$66,102
Depreciation expense was $4.3 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, and $8.1 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and related expenses	$32,024	$25,221
Accrued interest	6,263	2,333
Compensation and other liabilities associated with business combinations	15,545	25,600
Deferred revenue	5,559	6,378
Other	28,654	26,526
Total accrued liabilities	$88,045	$86,058
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred revenue, non-current	1,146	1,380
Compensation and other liabilities associated with business combinations, non-current	444,222	825,976
Other	15,298	13,900
Total other long-term liabilities	$460,666	$841,256

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
Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.
The following tables set forth the fair value of our financial instruments that were measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$1,092,689	$—	$—	$1,092,689	$1,092,689	$—	$—
U.S. Treasury notes	371,298	34	—	371,332	371,332	—	—
U.S. government agency securities	51,139	—	—	51,139	—	51,139	—
Total financial assets	$1,515,126	$34	$—	$1,515,160	$1,464,021	$51,139	$—

Financial liabilities:
Stock payable liability				$22,010	$—	$—	$22,010
Contingent consideration				429,068	—	—	429,068
Total financial liabilities				$451,078	$—	$—	$451,078

June 30, 2021
Reported as:
Cash equivalents	$1,082,412
Restricted cash	10,275
Marketable securities	422,473
Total cash equivalents, restricted cash, and marketable securities	$1,515,160

Accrued liabilities	$6,856
Other long-term liabilities	444,222
Total liabilities	$451,078

	December 31, 2020
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$83,109	$—	$—	$83,109	$83,109	$—	$—
U.S. Treasury notes	164,894	7	(15)	164,886	164,886	—	—
U.S. government agency securities	64,291	9	—	64,300	—	64,300	—
Total financial assets	$312,294	$16	$(15)	$312,295	$247,995	$64,300	$—

Financial liabilities:
Stock payable liability				$39,237	$—	$—	$39,237
Contingent consideration				796,639	—	—	796,639
Total financial liabilities				$835,876	$—	$—	$835,876

December 31, 2020
Reported as:
Cash equivalents	$76,423
Restricted cash	6,686
Marketable securities	229,186
Total cash equivalents, restricted cash, and marketable securities	$312,295

Accrued liabilities	$10,592
Other long-term liabilities	825,284
Total liabilities	$835,876
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at June 30, 2021 was $34.9 million. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. The change in fair value related to stock payable liabilities recorded to other income (expense), net during the three months ended June 30, 2021 and 2020 was income of $2.4 million and expense of $25.4 million, respectively, and income of $5.8 million and expense of $21.7 million during the six months ended June 30, 2021 and 2020, respectively.

8. Commitments and contingencies
Leases
In 2015, we entered into an operating lease agreement for our headquarters and main production facility in San Francisco, California, which commenced in 2016. This lease expires in 2026 and we may renew the lease for an additional ten years. This optional period was not considered reasonably certain to be exercised and therefore we determined the lease term to be a ten-year period expiring in 2026. In connection with the execution of the lease, we provided a security deposit of approximately $4.6 million, which is included in restricted cash in our consolidated balance sheets. We also have other operating leases for office and laboratory space domestically and internationally. We expect to enter into new leases and modify existing leases as we support continued growth of our operations.
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
Debt financing
In October 2020, we entered into a credit agreement with a financial institution under which we borrowed $135.0 million (the "2020 Term Loan") concurrent with the closing of the ArcherDX acquisition. The 2020 Term Loan is secured by a first priority lien on all of our and our subsidiaries' assets, and is guaranteed by us and our subsidiaries. The 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75%. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we shall endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States; provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. The 2020 Term Loan will mature on (i) June 1, 2024 if at such time our 2024 Notes (defined below) are outstanding and are due to mature on September 1, 2024 (provided that if, prior to such date, the maturity date of at least 80% of the 2024 Notes is extended to a date that is prior to September 1, 2025, the maturity date for the 2020 Term Loan will be automatically extended to a date that is 90 days prior to such 2024 Notes maturity date as extended), or (ii) otherwise, on June 1, 2025. The full amount of the 2020 Term Loan is due upon maturity. Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes, was $5.9 million and nil for the three months ended months ended June 30, 2021 and 2020, respectively, and $11.8 million and nil for the six months ended June 30, 2021 and 2020, respectively.
Convertible senior notes
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

The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. These notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. No holders converted their notes during the six months ended June 30, 2021.
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
Convertible senior notes due 2028
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
The 2028 Notes will be convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by us. The 2028 Notes will be convertible into shares of our common stock based on an initial conversion rate of 23.1589 shares of common stock per $1,000 principal amount of the 2028 Notes (which is equal to an initial conversion price of $43.18 per share), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions.
We may not redeem the 2028 Notes prior to April 6, 2025. On or after April 6, 2025, the 2028 Notes will be redeemable by us in the event that the closing sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such 2028 Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
With certain exceptions, upon a change of control of the Company or the failure of our common stock to be listed on certain stock exchanges, the holders of the 2028 Notes may require that we repurchase all or part of the principal amount of the Notes at a repurchase price of 100% of the principal amount of the 2028 Notes to be repurchased, plus unpaid interest to, but excluding, the maturity date.

Convertible senior notes
We adopted the provisions of ASU 2020-06 on January 1, 2021; see further information in Note 2, "Summary of significant accounting policies." Our 2024 Notes and 2028 Notes (collectively, our "convertible senior notes") consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Outstanding principal	$1,500,000	$350,000
Unamortized debt discount and issuance costs	(39,127)	(66,276)
Net carrying amount, liability component	$1,460,873	$283,724
As of June 30, 2021, the fair value of the 2024 Notes and 2028 Notes was $481.3 million and $1.2 billion, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. We recognized $7.2 million and $5.5 million of interest expense related to our convertible senior notes during the three months ended June 30, 2021 and 2020, respectively, and $9.4 million and $10.9 million during the six months ended June 30, 2021 and 2020, respectively. Of the interest expense recognized during the three and six months ended June 30, 2021, $1.5 million and $2.0 million, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At June 30, 2021, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $73.1 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at June 30, 2021 or December 31, 2020.
Contingencies
We were not a party to any material legal proceedings at June 30, 2021, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions. We are and may from time to time become involved in various legal proceedings and claims arising in the ordinary course of business. While we believe any such claims are unsubstantiated, and we believe we are in compliance with applicable laws and regulations applicable to our business, the resolution of any such claims could be material.

Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its Second Amended Complaint on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. Discovery is ongoing, and trial has been scheduled for May 2022.
In addition, on October 6, 2020, Natera filed a complaint against Genosity in the United States District Court for the District of Delaware, alleging that Genosity's use of its AsTra products, and the manufacture, use, sale, and offer for sale of such products, infringes U.S. Patent No. 10,731,220. Natera's complaint further alleges that Genosity's accused products use ArcherDX's ctDNA and region-specific primers. Genosity filed an answer to the complaint on February 15, 2021, denying Natera's allegations and setting forth affirmative defenses and counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. On March 8, 2021, Natera filed a motion to dismiss and strike certain affirmative defenses and counterclaims brought by Genosity relating to inequitable conduct; the court has not yet issued a decision. No case schedule has been set.

QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. On March 1, 2021, each of ArcherDX and QIAGEN moved for summary judgment on issues relating to infringement and validity of ArcherDX's patents, breach of fiduciary duty and trade secret misappropriation. On June 18, 2021, ArcherDX informed the court that it would not assert the following claims to streamline the issues for trial: trade secret misappropriation, false advertising, deceptive trade practices, and tortious interference. The court denied QIAGEN's motion for summary judgment on trade secret misappropriation as moot on June 21, 2021 and denied QIAGEN's motion for summary judgment on breach of fiduciary duty on July 26, 2021. The court has not yet issued a decision on the parties' motions relating to infringement and validity of ArcherDX's patents. Trial is currently scheduled for August 2021.
9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock:
Shares outstanding, beginning and end of period	125	125	125	125

Common stock:
Shares outstanding, beginning of period	197,514	101,920	185,886	98,796
Common stock issued in connection with public offering	—	23,058	8,932	23,058
Common stock issued on exercise of stock options, net	178	130	579	308
Common stock issued pursuant to vesting of RSUs	2,671	3,055	3,383	3,481
Common stock issued pursuant to exercises of warrants	—	6	208	148
Common stock issued pursuant to employee stock purchase plan	271	342	271	342
Common stock issued pursuant to business combinations	2,384	2,778	3,759	5,156
Shares outstanding, end of period	203,018	131,289	203,018	131,289

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
Sales Agreements
In May 2021, we entered into a sales agreement (the "2021 Sales Agreement") with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed $400.0 million. Per the terms of the agreement, Cowen will receive a commission of up to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2021 Sales Agreement.
In August 2018, we entered into a common stock sales agreement (the “2018 Sales Agreement”) with Cowen under which we may have offered and sold from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed $75.0 million. Per the terms of the agreement, Cowen received a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2018 Sales Agreement. In March 2019, we amended the 2018 Sales Agreement to increase the aggregate amount of our common stock to be sold under this agreement not to exceed $175.0 million. During 2018, 2019 and 2020, we sold 8.7 million shares of our common stock for gross proceeds of the full $175.0 million under this agreement, and generated net proceeds of $169.1 million.
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
10. Stock incentive plans
Stock incentive plans
In 2010, we adopted the 2010 Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of stock-based awards to employees, directors and consultants under terms and provisions established by our Board of Directors. Under the terms of the 2010 Plan, options may be granted at an exercise price not less than the fair market value of our common stock. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options must be at least 110% of fair market value of our common stock on the grant date, as determined by our Board of Directors. The terms of options granted under the 2010 Plan may not exceed ten years.

In January 2015, we adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which became effective upon the closing of our initial public offering. Shares outstanding under the 2010 Plan were transferred to the 2015 Plan upon effectiveness of the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 through January 1, 2025. In addition, shares subject to awards under the 2010 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock units, stock appreciation rights and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants. Additionally, the 2015 Plan provides for the grant of cash-based awards.
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
RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. We also have certain awards granted in connection with our management incentive plan which vest over a period of two years. In June 2019, we granted Time-based RSUs in connection with the acquisition of Singular Bio which vested in three equal installments over a period of 18 months and PRSUs that vest based on the achievement of performance conditions; see further details in Note 4, "Business combinations."
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2020	7,447	4,877	$7.75	6.8	$166,130
Additional shares reserved	8,498	—
Options granted	(244)	244	34.90
Options cancelled	40	(40)	26.64
Options exercised	—	(579)	5.10
RSUs and PRSUs granted (1)	(5,476)	—
RSUs and PRSUs cancelled	412	—
Balances at June 30, 2021	10,677	4,502	$9.39	6.4	$109,835
Options exercisable at June 30, 2021		4,003	$7.43	6.1	$105,304
Options vested and expected to vest at June 30, 2021		4,466	$9.32	6.4	$109,280
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

The following table summarizes RSU activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2020	6,602	$12.89
RSUs and PRSUs granted (1)	5,476	$31.47
RSUs and PRSUs vested	(3,383)	$20.86
RSUs and PRSUs cancelled	(412)	$21.90
Balance at June 30, 2021	8,283	$21.47
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
Stock-based compensation
The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$5,474	$2,356	$7,659	$3,217
Research and development	30,803	41,565	46,338	63,769
Selling and marketing	6,909	3,298	10,339	5,120
General and administrative	4,376	4,627	42,001	9,018
Total stock-based compensation expense	$47,562	$51,846	$106,337	$81,124

11. Net income (loss) per share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Basic:
Net income (loss)	$133,786	$(166,403)	$24,294	$(264,930)

Diluted:
Net income (loss)	$133,786	$(166,403)	$24,294	$(264,930)
Interest effect of convertible debt, net	7,201	—	—	—
Total	$140,987	$(166,403)	$24,294	$(264,930)

Denominator:
Basic:
Shares used in computing net income (loss) per share, basic	204,110	129,023	199,083	112,765

Diluted:
Shares used in computing net income (loss) per share, basic	204,110	129,023	199,083	112,765
Dilutive effect of contingently issuable shares	10,804	—	5,394
Dilutive effect of convertible notes	38,403	—	—	—
Dilutive effect of Series A convertible preferred stock	125	—	125	—
Dilutive effect of equity awards	11,479	—	11,993	—
Shares used in computing net income (loss) per share, diluted	264,921	129,023	216,595	112,765

Net income (loss) per share, basic	$0.66	$(1.29)	$0.12	$(2.35)
Net income (loss) per share, diluted	$0.53	$(1.29)	$0.11	$(2.35)
The following common stock equivalents have been excluded from diluted net income (loss) per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock subject to outstanding options	181	3,416	100	3,447
Shares of common stock subject to outstanding warrants	—	369	—	429
Shares of common stock subject to outstanding RSUs and PRSUs	984	8,782	122	8,302
Shares of common stock pursuant to ESPP	—	313	—	318
Shares of common stock underlying Series A convertible preferred stock	—	125	—	125
Shares of common stock subject to convertible senior notes conversion	—	11,770	38,403	11,770
Total shares of common stock equivalents	1,165	24,775	38,625	24,391

12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$102,499	$43,334	$192,911	$103,140
Rest of world	13,813	2,857	27,022	7,299
Total revenue	$116,312	$46,191	$219,933	$110,439
13. Subsequent events
In July 2021, we acquired 100% of the fully diluted equity of Medneon LLC ("Medneon"), a genetics insights platform. Given the timing of the transaction with Medneon, we are currently in the process of finalizing the accounting recognition, including valuing the assets acquired and liabilities assumed. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures.

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
•our ability to obtain regulatory approvals for our tests;
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
•our ability to attract and retain key scientific, sales, engineering or management personnel;
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
In this report, all references to “Invitae,” “we,” “us,” “our,” or “the Company” mean Invitae Corporation.
Invitae and the Invitae logo are trademarks of Invitae Corporation. AMP™, STRATAFIDE™, LiquidPlex™, VariantPlex® and FusionPlex®, are the property of ArcherDX, LLC, a wholly owned subsidiary of Invitae Corporation. We also refer to trademarks of other companies and organizations in this report.
Summary of risk factors
Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in this Item 1A. before deciding whether to invest in our company.
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
•Security breaches, privacy issues, loss of data and other incidents could compromise sensitive or personal information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
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
•If our STRATAFIDE and PCM products and related services do not perform as expected, we may not realize the expected benefits of our recent acquisition of ArcherDX.

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
•If the FDA regulates the tests we currently offer as LDTs as medical devices, we could incur substantial costs and our business, financial condition and results of operations could be adversely affected.
•If we are unable to transition to the new European Union IVDR regulations, we could lose the ability to serve the European market.
•We may not be able to obtain regulatory clearance or approval of our IVD products, or even if approved, such products may not be approved for guideline inclusion, which could adversely our ability to realize the intended benefits of our acquisition of ArcherDX.
•One of ArcherDX’s competitors has alleged that its Anchored Multiplex PCR, or AMP, chemistry and products using AMP are infringing on its intellectual property, and ArcherDX may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on ArcherDX’s business as well as our financial condition and results of operations, and the intended benefits of our acquisition of ArcherDX.
•We have a large amount of debt, servicing our debt requires a significant amount of cash, and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.
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
This year we completed the acquisition of Reference Genomics, Inc. d/b/a One Codex, or One Codex, Genosity, Inc., or Genosity, and Medneon LLC, or Medneon. One Codex is a data platform for applied microbial genomics. Its acquisition adds capabilities across microbiome and infectious disease testing capabilities and allows us to deliver a high-quality, low-cost, end-to-end metagenomics product (sequencing and results) and enables the development of future offerings in infectious disease, preterm birth and wellness.
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
The Medneon digital platform combines AI and human insights with actionable information regarding an individual's cancer risk to inform precision prevention and management over time at the point-of-care or through telemedicine.

In October 2020, we completed the acquisition of ArcherDX, Inc., or ArcherDX, a genomics company democratizing precision oncology by offering a suite of products and services that are accurate, personal, actionable and easy to use in local settings, thereby empowering clinicians to control the sample, data, patient care and economics. As part of the acquisition we agreed to pay contingent consideration based on the achievement of five post-closing development, regulatory and revenue milestones. The first milestone was achieved in November 2020, and in June 2021, three additional milestones were achieved or deemed to be achieved. The remaining milestone is based upon receiving FDA clearance or approval of STRATAFIDE, which per the terms of the acquisition agreement, must be completed by March 31, 2022, subject to certain extensions. Based on the current development timeline, during the three months ended June 30, 2021, we determined that this milestone will not be met by the required achievement date per the acquisition agreement, although we expect to receive FDA clearance or approval at a later date. The underlying assets related to this acquisition remain unchanged.
We have experienced rapid growth. For the years ended December 31, 2020, 2019 and 2018, our revenue was $279.6 million, $216.8 million, and $147.7 million, respectively, and we incurred net losses of $602.2 million, $242.0 million, and $129.4 million, respectively. For the six months ended June 30, 2021 and 2020, our revenue was $219.9 million and $110.4 million, respectively, and we recognized net income of $24.3 million and net loss of $264.9 million, respectively. At June 30, 2021, our accumulated deficit was $1.3 billion. To meet the demands of scaling our business, we increased our number of employees to approximately 2,600 at June 30, 2021 from approximately 1,500 on June 30, 2020. Our sales force grew to approximately 310 employees at June 30, 2021 from approximately 270 at June 30, 2020.
Sales of our tests have grown significantly. In 2020, 2019 and 2018, we generated 659,000, 469,000 and 292,000 billable units, respectively. In the six months ended June 30, 2021, we generated 546,000 billable tests compared to 264,000 billable tests in the same period in 2020. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped. We refer to the set of reagents needed to perform an NGS test as a "reaction." Approximately 57% of the billable volume generated in the first six months of 2021 were billable to patients, biopharmaceutical partners and other business-to-business customers (e.g., hospitals, clinics, medical centers), and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
We expect to incur operating losses for the near term as we continue to invest in our business to achieve our revenue growth objectives, including expansion of our platform to capture the broad potential of genetics across healthcare and expansion into new laboratory and production facilities, and may need to raise additional capital in order to fund our operations. If we are unable to achieve these objectives and successfully manage our costs, we may not be able to achieve profitability in the near term or at all.
We believe that the keys to our future growth will be to increase billable volume, achieve broad reimbursement coverage for our tests from third-party payers and increase our payment amounts from other types of payers, drive down the price for genetic analysis and interpretation, steadily increase the amount of genetic content we offer, consistently improve the client experience, drive physician and patient utilization of our website for ordering and delivery of results and increase the number of strategic partners working with us to add value for our clients. We also believe that providing a unique genetic testing platform that is agnostic to stage of life or disease category will deliver unique benefits to customers, payers and other institutions that are seeking to make genetic information a standard element of healthcare decisions in the future.
Impact of COVID-19
Our billable volumes decreased significantly in the second half of March 2020 as compared to the first few months of 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. Our daily test volumes have consistently increased from the low in March 2020, although the current COVID-19 pandemic continues to impact our business operations and practices. While we expect that it may continue to impact our business, we experienced limited disruption during the second quarter of 2021. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.

In response to the pandemic we have implemented measures to protect the health of all of our employees during this time with additional measures in place to better protect our on-site lab production and support teams. Our production facilities currently remain fully operational. While we have not experienced significant disruption in our supply chain, we have experienced supply delays as a result of the COVID-19 pandemic and have also had to obtain supplies from new suppliers. Although we do not yet know the full impact COVID-19 may have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur.
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
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law as a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system; in April 2020, we received $3.8 million as a part of this initiative, and in January 2021, we received an additional $2.3 million. These payments were recognized as other income, net in our consolidated statement of operations in the periods received. At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act.
Factors affecting our performance
Number of billable units
Our centralized test revenue is tied to the number of tests which we bill third-party payers, biopharmaceutical partners, other business-to-business customers (e.g., hospitals, clinics, medical centers), or patients. Our decentralized product revenue is based upon the number of individual reactions we ship biopharmaceutical partners and other business-to-business customers. We refer to the set of reagents needed to perform an NGS test as a "reaction," and we refer to billable events that include individual test reports released and individual reactions shipped as billable units. We typically bill for our services following delivery of the billable report derived from testing samples and interpreting the results. For units manufactured for use by customers in distributed facilities, we typically bill customers upon shipment of those units. Test orders are placed under signed requisitions or contractual agreements, as we often enter into contracts with biopharmaceutical partners, other business-to-business customers and insurance companies that include pricing provisions under which such tests are billed. We incur the expenses associated with a unit in the period in which the unit is processed regardless of when payment is received with respect to that unit. We believe the number of billable units in any period is an important indicator of the growth in our testing business, and with time, this will translate into the number of customers accessing our platform.
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
Ability to lower the costs associated with performing our tests
Reducing the costs associated with performing our genetic tests is both a focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improve how we manage our materials, port some tests onto a next generation sequencing platform and negotiate favorable terms for our materials purchases. Our acquisition of Singular Bio, Inc. is a component of this objective, and we expect the technology acquired in this transaction, once developed, to help decrease the costs associated with our NIPS offering. We also intend to continue to design and implement hardware and software tools that are designed to reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test. Finally, we plan to reduce the cost of providing test equipment and software to laboratories and other facilities in the United States. and internationally. Those efforts are designed to enable a more rapid expansion of genetic testing and patient access, enlarging our geographic footprint outside the United States while achieving lower costs.
Ability to expand our genetic content and create new pathways to test
We believe our focus on reducing the average cost per test will have a countervailing force — increasing the number of tests we offer, the content of each test and the means to connect our testing services with patients and physicians. We intend to continue to expand our test menus by steadily releasing additional genetic content for affordable prices, ultimately leading to affordable whole genome services. The breadth and flexibility of our offering will be a critical factor in our ability to address new markets, including internationally, for genetic testing services. Both of these, in conjunction with our continued focus on strategic partnerships, will be important to our ability to continue to grow the volume of billable tests we deliver. We have and will continue to identify new ways to connect our testing services and information to patients. These include direct patient outreach and ordering capacity, the use of automated assistants for physician customers to improve the ease of ordering and processing genetic tests and programs designed to reach underserved patient populations with genetic testing.

Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and capabilities as well as our information systems. We plan to do this through the acquisition of assets and businesses and expansion of our workforce and facilities, such as our new laboratory and production facility in North Carolina which we expect to support our continued growth by significantly expanding our testing capacity. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our customers' experience, and expand the functionality of our website. We also expect to incur costs as we seek to provide the testing equipment and software necessary to enable decentralized genetic and genomic testing in the United States and internationally. We will incur costs related to marketing and branding as we spread our initiatives beyond our current customer base and focus on providing access to customers through our website. We plan to hire additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facilities to accommodate growth and as we expand domestically and internationally, including increased operating costs and capital expenditures related to the buildout of our new laboratory and production facility in North Carolina. In addition, we will incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business.
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
Under these collaborations, we also generate revenue from achievement of milestones, provision of on-going support, and related pass-through costs and fees. We generally have distinct performance obligations for development milestones related to our development of a companion diagnostic device. We use a cost plus a margin approach to estimate the standalone value of our companion diagnostic development service performance obligations. Revenue is recognized over time using input or output methods based on our assessments of performance completed to date toward each milestone.
Financial overview
Revenue
We primarily generate revenue from testing services and sales of distributed precision oncology products. Customers are typically billed upon delivery of test results or shipment of products. We also generate revenue from development agreements, access to data, data analytics and other related services provided for biopharmaceutical partners and other parties. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain U.S. Food and Drug Administration, or FDA, and other international regulatory authority approvals on future products and services offerings, obtain contracted reimbursement coverage from third-party payers, and grow our relationships with biopharmaceutical customers.

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
Research and development
Research and development expenses represent costs incurred to develop our technology and future offerings. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate, our efforts to lower the costs per unit and our development of new products to expand our platform. We have and may continue to partner with other companies to develop new technologies and capabilities; we expect to invest capital and incur significant operating costs to support these development efforts. In addition, we incur process development costs to further develop the software we use to operate our laboratories, analyze generated data, process customer orders, validate clinical activities, enable ease of customer ordering, deliver reports and automate our business processes. These costs consist of personnel-related costs, laboratory supplies and equipment expenses, consulting costs, amortization of acquired intangible assets, and allocated overhead including rent, information technology, equipment depreciation and utilities.
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
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our co-development agreements; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to generally increase as we support continued growth of operations.
Change in fair value of contingent consideration
Changes in fair value of contingent consideration are adjustments related to contingent consideration acquired primarily through business combinations. We expect these expenses to fluctuate significantly period to period due to fair value adjustments that are dependent on many factors, including the value of our common stock and our assessment of the probability of meeting certain acquisition-related milestones within the terms of the respective acquisition agreements, including certain prescribed deadlines for achievement.

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

Results of operations
Three Months Ended June 30, 2021 and 2020
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended June 30,		Dollar Change	% Change
	2021	2020
Revenue:
Test revenue	$111,496	$45,099	$66,397	147%
Other revenue	4,816	1,092	3,724	341%
Total revenue	116,312	46,191	70,121	152%
Cost of revenue	89,331	42,952	46,379	108%
Research and development	106,454	74,963	31,491	42%
Selling and marketing	56,964	39,520	17,444	44%
General and administrative	38,303	26,006	12,297	47%
Change in fair value of contingent consideration	(303,349)	4,832	(308,181)	N/M
Income (loss) from operations	128,609	(142,082)	270,691	(191)%
Other income (expense), net	2,024	(21,436)	23,460	(109)%
Interest expense	(13,407)	(5,485)	(7,922)	144%
Net income (loss) before taxes	117,226	(169,003)	286,229	(169)%
Income tax benefit	(16,560)	(2,600)	(13,960)	537%
Net income (loss)	$133,786	$(166,403)	$300,189	(180)%
Revenue
The increase in total revenue of $70.1 million for the three months ended June 30, 2021 compared to the same period in 2020 was due primarily to increased billable volume as well as product mix and pricing due to growth in our business as well as due to businesses acquired. Billable volume increased to approximately 287,000 in the three months ended June 30, 2021 compared to 113,000 in the same period of 2020, an increase of 154 percent, due to growth in the business as well as the impact of COVID-19 on billable volume in the prior year period. Average revenue per unit decreased to $388 per unit in the three months ended June 30, 2021 compared to $399 per unit in the comparable prior period primarily due to changes in payer and product mix, the impact of business acquisitions and reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $46.4 million for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increased billable volume, the impact of business acquisitions, and an increase in certain inventory reserves, partially offset by the effect of cost efficiencies. Cost per unit was $310 in the three months ended June 30, 2021 compared to $380 for the same period in 2020. The cost per unit decreased primarily due to lower billable volume during the prior year period as a result of COVID-19. These decreases were partially offset by an increase in amortization of acquired intangible assets of $6.6 million, an increase in write downs of certain inventory items of $4.9 million, as well as changes in product mix.
Research and development
The increase in research and development expense of $31.5 million for the three months ended June 30, 2021 compared to the same period in 2020 was due to growth in the business as well as the impact of business acquisitions and primarily relates to increases in personnel-related expenses of $11.1 million largely due to increases in headcount, $6.7 million in professional fees, $6.6 million in lab-related expenses due primarily to increased costs related to lab services and supplies, $3.0 million in technology costs, $1.7 million in depreciation and amortization costs, and a $0.8 million decrease in allocations from research and development to cost of revenue.

Selling and marketing
The increase in selling and marketing expense of $17.4 million for the three months ended June 30, 2021 compared to the same period in 2020 was due primarily to the growth of the business and principally consisted of increases in personnel-related costs of $12.5 million primarily reflecting increased headcount and includes an increase in sales commissions of $2.2 million, an increase in travel-related costs of $1.3 million, an increase in professional fees of $1.3 million, an increase in depreciation and amortization expense of $0.9 million and an increase in technology costs of $0.9 million.
General and administrative
The increase in general and administrative expense of $12.3 million for the three months ended June 30, 2021 compared to the same period in 2020 was due principally to growth in the business which resulted in an increase in personnel-related costs by $7.5 million, a $4.1 million increase in occupancy expense, a $2.7 million increase in legal and accounting services which was primarily due to increased acquisition-related transaction costs, a $2.6 million increase in information technology expenses for software licenses and related costs and a $0.8 million increase in professional fees. These increases in costs were partially offset by an increase of $6.5 million in allocations of technology and facilities-related expenses to other functional areas.
Change in fair value of contingent consideration
The increase in the change in fair value of contingent consideration of $308.2 million for the three months ended June 30, 2021 compared to the same period in 2020 was due principally to adjustments to decrease our contingent consideration liability related to ArcherDX resulting from a decrease in the value of our common stock and the removal of our contingent consideration liability relating to the outstanding milestone for FDA clearance or approval of STRATAFIDE due to our determination that this milestone will not be achieved in the timeframe prescribed in the acquisition agreement, although we expect to receive FDA clearance or approval at a later date.
Other income (expense), net
The increase in other income, net of $23.5 million for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to decreases in fair value adjustments related to our stock payable liabilities of $27.7 million due to the decrease in the price of our common stock, partially offset by a decrease of amounts received under the CARES Act.
Interest expense
The increase in interest expense of $7.9 million for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increased debt outstanding compared to the prior year period, partially offset by the impact of the adoption of ASU 2020-06, which reduced the interest expense recognized related to our convertible senior notes during 2021.
Income tax benefit
The increase in income tax benefit of $14.0 million was primarily due to the net deferred tax liabilities assumed in connection with our acquisition of Genosity in April 2021 offset by the net deferred tax liabilities assumed in connection with our acquisition of YouScript in April 2020.

Six Months Ended June 30, 2021 and 2020
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Six Months Ended June 30,		Dollar Change	% Change
	2021	2020
Revenue:
Test revenue	$210,772	$108,177	$102,595	95%
Other revenue	9,161	2,262	6,899	305%
Total revenue	219,933	110,439	109,494	99%
Cost of revenue	164,822	83,374	81,448	98%
Research and development	186,812	130,631	56,181	43%
Selling and marketing	108,204	81,640	26,564	33%
General and administrative	110,820	49,828	60,992	122%
Change in fair value of contingent consideration	(366,970)	4,832	(371,802)	N/M
Loss from operations	16,245	(239,866)	256,111	(107)%
Other income (expense), net	6,489	(16,728)	23,217	(139)%
Interest expense	(21,800)	(10,936)	(10,864)	99%
Net income (loss) before taxes	934	(267,530)	268,464	(100)%
Income tax benefit	(23,360)	(2,600)	(20,760)	798%
Net income (loss)	$24,294	$(264,930)	$289,224	(109)%
Revenue
The increase in total revenue of $109.5 million for the six months ended June 30, 2021 compared to the same period in 2020 was due primarily to increased billable volume as well as product mix and pricing due to growth in our business as well as due to businesses acquired. Billable volume increased to 546,000 in the six months ended June 30, 2021 compared to 264,000 in the same period of 2020, an increase of 107 percent, due to growth in the business as well as the impact of COVID-19 on billable volume in the prior year period. Average revenue per test decreased to $386 per test in the six months ended June 30, 2021 compared to $410 per test in the comparable prior period primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $81.4 million for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increased billable volume, the impact of business acquisitions, and an increase in certain inventory reserves, partially offset by the effect of cost efficiencies. Cost per unit was $300 in the six months ended June 30, 2021 compared to $316 for the same period in 2020. The decrease in cost per unit in the six months ended June 30, 2021 was primarily attributable to lower billable volume during the prior year period as a result of COVID-19 partially offset by an increase in amortization of acquired intangible assets of $13.7 million, an increase in write downs of certain inventory items of $7.5 million, as well as changes in product mix.
Research and development
The increase in research and development expense of $56.2 million for the six months ended June 30, 2021 compared to the same period in 2020 was due to the growth of the business as well as the impact of business acquisitions and primarily relates to increase in personnel-related expenses of $21.9 million, a $14.9 million increase in lab-related expenses due primarily to increased costs related to lab services and supplies, a $10.4 million increase in professional fees, a $5.0 million increase in technology costs, and a $3.5 million increase in depreciation and amortization costs.
These cost increases were partially offset by increased allocations of resources from research and development to cost of revenue to support the increase in production volumes, and allocations from other functional areas, which reduced research and development expense by $1.4 million.

Selling and marketing
The increase in selling and marketing expense of $26.6 million for the six months ended June 30, 2021 compared to the same period in 2020 was due primarily to the growth of the business and our increased spending on sales initiatives subsequent to our cut backs in the second quarter of 2020 as a response to COVID-19. The increase in selling and marketing expenses principally consisted of the following elements: personnel-related costs increased by $23.0 million reflecting increased headcount and included an increase in sales commissions of $4.2 million; allocated technology and facilities-related expenses increased by $2.0 million; a $1.8 million increase in depreciation and amortization and an increase in technology expense by $1.1 million. These costs were partially offset by reductions in marketing expenses for branding initiatives and advertising by $1.8 million.
General and administrative
The increase in general and administrative expense of $61.0 million for the six months ended June 30, 2021 compared to the same period in 2020 was due primarily to increases in costs due to the growth of the business and the effect of our business acquisitions, including: an increase in personnel-related costs by $46.7 million which includes an increase in stock-based compensation of $33.0 million, which was primarily due to the acceleration of certain awards granted in our acquisition of ArcherDX offset by a reduction in stock-based compensation due to the reduction in likelihood of completing a development milestone within the timeframe prescribed in the acquisition agreement; an increase in legal and accounting services by $7.3 million; an increase in occupancy costs by $6.6 million; an increase in information technology costs by $4.7 million due to software licenses and related expenses; an increase in post-combination expense related to our acquisitions of $3.3 million; and an increase in professional fees by $1.3 million. These increases in costs were partially offset by an increase of $9.6 million in allocations of technology and facilities-related expenses to other functional areas.
Change in fair value of contingent consideration
The increase in the change in fair value of contingent consideration of $371.8 million for the six months ended June 30, 2021 compared to the same period in 2020 was due principally to adjustments to decrease our contingent consideration liability related to ArcherDX resulting from a decrease in the value of our common stock and the removal of our contingent consideration liability relating to the outstanding milestone for FDA clearance or approval of STRATAFIDE due to our determination that this milestone will not be achieved in the timeframe prescribed in the acquisition agreement, although we expect to receive FDA clearance or approval at a later date.
Other income (expense), net
The increase in other income, net of $23.2 million for the six months ended June 30, 2021 compared to the same period in 2020 was due principally to fair value adjustments related to our stock payable liabilities of $27.5 million due to the decrease in the price of our common stock, partially offset by amounts received under the CARES Act and the net changes in amounts recognized related to our marketable securities.
Interest expense
The increase in interest expense of $10.9 million for the six months ended June 30, 2021 compared to the same period in 2020 was due principally to increased debt outstanding as compared to the prior year period, partially offset by the impact of the adoption of ASU 2020-06, which reduced the interest expense recognized related to our convertible senior notes during 2021.
Income tax benefit
The increase in income tax benefit of $20.8 million was due to the net deferred tax liabilities assumed in connection with our acquisition of One Codex and Genosity in 2021 as compared to the YouScript of $2.6 million in April 2020.
Liquidity and capital resources
Liquidity and capital expenditures
We have generally incurred net losses since our inception. For the six months ended June 30, 2021 and 2020, we had net income of $24.3 million and net loss of $264.9 million, respectively, and we expect to incur additional losses in the future. At June 30, 2021, we had an accumulated deficit of $1.3 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.

Since inception, our operations have been financed primarily by fees collected from our customers, net proceeds from sales of our capital stock as well as borrowing from debt facilities and the issuance of convertible senior notes.
In April 2020, we issued, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of $173.0 million. In 2020, we issued 3.6 million shares of common stock at an average price of $26.33 per share in an "at the market" offering for aggregate proceeds of $93.7 million and net proceeds of $90.7 million. In January 2021, we issued, in an underwritten public offering, an aggregate of 8.9 million shares of our common stock at a price of $51.50 per share, for gross proceeds of $460.0 million and net proceeds of $434.3 million.
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
At June 30, 2021 and December 31, 2020, we had $1.5 billion and $360.7 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the future. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2021 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for the foreseeable future.
We may need or choose to raise additional funding to finance operations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and expect to determine the timing, nature and size of future financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. We also may elect to finance future acquisitions. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(218,845)	$(122,754)
Net cash used in investing activities	(354,259)	(82,617)
Net cash provided by financing activities	1,559,644	222,345
Net increase in cash, cash equivalents and restricted cash	$986,540	$16,974

Cash flows from operating activities
For the six months ended June 30, 2021, cash used in operating activities of $218.8 million principally resulted from our net income of $24.3 million, non-cash charges of remeasurements of liabilities in connection with business combinations of $372.7 million, primarily relating to ArcherDX development milestones and a $23.4 million income tax benefit primarily generated from our acquisitions of One Codex and Genosity. These were partially offset by non-cash charges of $106.3 million for stock-based compensation, $35.3 million for depreciation and amortization, $6.5 million for amortization of debt discount and issuance costs related to our outstanding debt and $3.0 million of post-combination expense related to the acceleration of unvested equity from our acquisition of One Codex. The net effect on cash of changes in net operating assets was a decrease of cash of $3.4 million.
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
Cash flows from investing activities
For the six months ended June 30, 2021, cash used in investing activities of $354.3 million was due primarily to net purchases of marketable securities of $198.2 million, net cash used to acquire One Codex and Genosity of $134.0 million and cash used for purchases of property and equipment of $20.2 million.
For the six months ended June 30, 2020, cash used in investing activities of $82.6 million was due to net sales and maturities of marketable securities of $12.9 million partially offset by net cash used to acquire Diploid, Genelex and YouScript of $57.6 million and cash used for purchases of property and equipment of $10.9 million.
Cash flows from financing activities
For the six months ended June 30, 2021, cash provided by financing activities of $1.6 billion primarily consisted of net proceeds from the issuance of our 2028 Notes of $1.1 billion and the public offering of common stock of $434.3 million as well as cash received from issuances of common stock of $11.7 million.
For the six months ended June 30, 2020, cash provided by financing activities of $222.3 million consisted of net proceeds from the public offering of common stock of $217.5 million, cash received from issuances of common stock of $6.8 million, partially offset by finance lease principal payments of $1.2 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of June 30, 2021 (in thousands):

Contractual obligations:	Remainder of 2021	2022 and 2023	2024 and 2025	2026 and beyond	Total
Operating leases	$9,497	$43,939	$52,747	$131,326	$237,509
Finance leases	1,329	4,778	286	—	6,393
Convertible senior notes	—	—	350,000	1,150,000	1,500,000
2020 Term Loan	—	—	135,000	—	135,000
Purchase commitments	14,937	49,427	8,458	278	73,100
Total	$25,763	$98,144	$546,491	$1,281,604	$1,952,002
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $1.5 billion at June 30, 2021, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At June 30, 2021, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized if we sell the underlying securities prior to maturity.
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
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of June 30, 2021, the fair market value of the convertible senior notes due 2024 and due 2028 was $481.3 million and $1.2 billion respectively. For additional information about the convertible senior notes, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of June 30, 2021, see Note 8, "Commitments and contingencies" in Notes to Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated to this item by reference.
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
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, some of our personnel located at our headquarters and other offices in California, elsewhere in the United States and in other countries, have been subject to shelter-in-place or stay-at-home orders from state and local governments. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may continue to negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and may continue to adversely affect demand for our tests. In 2020, many of our customers, including hospitals and clinics, suspended non-emergency appointments and services, which resulted in a significant decrease in our test volume. Travel bans, restrictions and border closures have also impacted our ability to ship tests to and receive samples from our customers. While some of these measures have been lifted, they may be implemented again if COVID-19 is not contained or returns. These measures have adversely affected and may continue to adversely affect our test volume, sales activities and results of operations.
The spread of COVID-19 caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, cancellation of physical participation in sales activities, meetings, events and conferences and increasing inventories of certain supplies because, although we have not experienced significant disruption in our supply chain, we have experienced supply delays as a result of the COVID-19 pandemic and have also had to obtain supplies from new suppliers). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions have impacted our ability to fully integrate businesses we have acquired and may impact those we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with COVID-19, our operations will be impacted.
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
We have incurred substantial losses since our inception. For the six months ended June 30, 2021 and 2020, we had net income of $24.3 million and a net loss of $264.9 million, respectively. For the years ended December 31, 2020, 2019 and 2018, our net losses were $602.2 million, $242.0 million and $129.4 million, respectively. At June 30, 2021, our accumulated deficit was $1.3 billion. While our revenue has increased over time, we expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $240.6 million, $141.5 million and $63.5 million in 2020, 2019 and 2018, respectively, and selling and marketing expenses of $168.3 million, $122.2 million and $74.4 million in 2020, 2019 and 2018, respectively. We expect these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may also increase our operating expenses, and we have experienced and may continue to experience decreases in test volume due to the impact of COVID-19. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
We began operations in January 2010 and commercially launched our initial assay in late November 2013; accordingly, we have a relatively limited operating history upon which you can evaluate our business and prospects. Our limited commercial history makes it difficult to evaluate our current business and makes predictions about our future results, prospects or viability subject to significant uncertainty. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base; continue to implement and successfully execute our business and marketing strategy; identify, acquire and successfully integrate companies, assets or technologies in areas that are complementary to our business strategy; successfully enter into other strategic collaborations or relationships; obtain access to capital on acceptable terms and effectively utilize that capital; identify, attract, hire, retain, motivate and successfully integrate additional employees; continue to expand, automate and upgrade our laboratory, technology and data systems; obtain, maintain and expand coverage and reimbursement by healthcare payers; obtain and maintain sufficient payment by partners, institutions and individuals; provide rapid test turnaround times with accurate results at low prices; provide superior customer service; and respond to competitive developments. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new tests and expand our operations.
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development and selling and marketing activities and pursue and integrate acquisitions. We believe our existing cash and cash equivalents as of June 30, 2021, including the net proceeds from our January public offering, our April convertible note issuance and revenue from sales of our tests will be sufficient to meet our anticipated cash requirements for our currently-planned operations for the foreseeable future. We may raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of our credit agreement restrict our ability to incur certain indebtedness and issue certain equity securities. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
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

In connection with certain of our completed acquisitions, we have agreed to pay cash and/or stock consideration that is contingent upon the achievement of specified objectives, such as development objectives, regulatory submissions, regulatory approvals and revenue related to certain products. As of the date of the applicable acquisition, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating expense, which could have a material impact on our results of operations. As of June 30, 2021, we accrued $429.1 million of contingent consideration, most of which related to milestone payments in the form of our common stock in connection with our acquisition of ArcherDX, and includes stock and cash pursuant to three milestones which were achieved in June 2021 resulting in the issuance of common stock in July 2021. In addition, our actual payments may differ materially from the amount of the contingent liability, which could have a material impact on our results of operations. In particular, the amount of contingent consideration we accrue related to the acquisition of ArcherDX may change depending on the value of our common stock and our assessment of the probability that the remaining milestone will be achieved within the timeframe required by the acquisition agreement.
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
Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication-by-indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our germline tests from most of the large commercial third-party payers in the United States, and the Centers for Medicare & Medicaid Services, or CMS, provides reimbursement for our multi-gene tests for hereditary breast and ovarian cancer-related disorders as well as colon cancer. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient, which may result in further delay or decreased likelihood of collection.
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:
•dozens of relatively specialized competitors focused on genetics applied to healthcare, such as Ambry Genetics, a subsidiary of Konica Minolta, Inc.; Athena Diagnostics and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated; Baylor-Miraca Genetics Laboratories; Caris Life Sciences, Inc.; Centogene AG; Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P.; Cooper Surgical, Inc.; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; Foundation Medicine, a subsidiary of Roche Holding AG; Fulgent Genetics, Inc.; GeneDx, a subsidiary of OPKO Health, Inc.; Guardant Health, Inc.; Integrated Genetics; Sequenom Inc.; Correlagen Diagnostics, Inc.; and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings; Myriad Genetics, Inc.; Natera, Inc.; Perkin Elmer, Inc.; PreventionGenetics, LLC; Progenity, Inc.; and Mount Sinai Genomics, Inc. d/b/a Sema4 Genomics;
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
Further, our various customer tools and platforms are currently accessible through our online portal and/or through our mobile applications, and there is no guarantee we can protect them from a security breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
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
Any security compromise that causes an apparent privacy violation could also result in legal claims or proceedings; liability under federal, state, foreign, or multinational laws that regulate the privacy, security, or breach of personal information, such as but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, state data security and data breach notification laws, the European Union’s General Data Protection Regulation, or GDPR, and the UK Data Protection Act of 2018; and related regulatory penalties. Penalties for failure to comply with a requirement of HIPAA or HITECH vary significantly, and, depending on the knowledge and culpability of the HIPAA-regulated entity, may include civil monetary penalties of up to $1.5 million per calendar year for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Penalties for unfair or deceptive acts or practices under the FTC Act or state Unfair and Deceptive Acts and Practices, or UDAP, statutes may also vary significantly.

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
We perform all of our tests at our production facilities in San Francisco and Irvine, California, in Golden, Colorado, in Iselin, New Jersey, and in Seattle, Washington. We plan to open a new laboratory and production facility in Morrisville, North Carolina. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, hurricanes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. The inability to open the planned facility in North Carolina, delays in opening such facility or failure to obtain required permits, licenses, or certifications could result in increased costs and prevent us from realizing the intended benefits of the new facility.
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
At June 30, 2021, our total gross deferred tax assets were $418.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
In March 2020, a bill titled the “Verifying Accurate Leading-edge IVCT Development Act of 2020,” or VALID Act, was officially introduced in Congress. The bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test, or IVCT, category of regulated products, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill grandfathers many existing tests from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). Later that month, Senator Paul introduced the Verified Innovative Testing in American Laboratories Act of 2020, or VITAL Act, which proposes that all aspects of “laboratory-developed testing procedures” be subject to regulation under CLIA, and that no aspects of such procedures be subject to regulation by the FDA. The VALID Act was re-introduced in a slightly modified form in June 2021, however, we cannot predict if either of these bills will be enacted in their current (or any other) form and cannot quantify the effect of these bills on our business.
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
If we are unable to transition to the new European Union IVDR regulations, we could lose the ability to serve the European market.
The European Union transitions to a new regulation for in vitro diagnostic devices in May 2022, the In Vitro Diagnostic Regulation, or IVDR, which changes the regulatory status of a substantial number of IVDs. The percentage of devices requiring approval from a notified body is estimated to be shifting from 15% of devices under the current directive to between 70% and 90% of devices under the new regulation. Notified bodies must themselves be certified to the new regulation, and few have as of 2021. Consequently, notified bodies may have little or no capacity for new clients. LDTs may newly be considered IVDs and subject to the IVDR, requiring approval from a notified body to be marketed. If we are unable to secure a notified body or complete registration in time for implementation of the new regulation, our existing tests cannot be marketed in Europe.

If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certifications to conduct our tests at our laboratories in San Francisco and Irvine, California; Golden, Colorado; Iselin, New Jersey; and Seattle, Washington. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.
We are also required to maintain in-state licenses to conduct testing in California, New Jersey and Washington. California, New Jersey and Washington laws establish standards for day-to-day operation of our clinical reference laboratories in San Francisco and Irvine, in Iselin, and in Seattle, respectively, which include the training and skills required of personnel and quality control. (Our Colorado laboratory is not required to maintain a state clinical laboratory license.)
Several states require the licensure of out‑of‑state laboratories that accept specimens from those states. All our laboratories hold the required state laboratory licenses for California, Maryland, Pennsylvania, and Rhode Island, and all our laboratories, with the exception of Golden, Colorado, hold a New York State permit.
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

•The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories and reaches beyond federal health care programs, to include private insurance;
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
ArcherDX’s AMP chemistry underlies all of its RUO products and is also the foundation of STRATAFIDE and Personalized Cancer Monitoring, or PCM. On January 27, 2020, one of ArcherDX’s competitors, Natera, Inc., or Natera, filed a complaint against ArcherDX in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On April 15, 2020, Natera amended its complaint to allege that ArcherDX’s products using AMP chemistry and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220 (together with U.S. Patent Nos. 10,538,814, 10,557,172, 10,590,482, and 10,597,708, the “Natera Asserted Patents.”) Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of The Natera Asserted Patents. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its Second Amended Complaint on the same day and served Invitae on January 15, 2021. The litigations have now been consolidated for all purposes. A claim construction briefing order was issued on June 28, 2021. Discovery is ongoing, and trial has been scheduled for May 2022.
In addition, on October 6, 2020, Natera filed a complaint against Genosity, which we acquired in April 2021, in the United States District Court for the District of Delaware, alleging that Genosity's use of its AsTra products, and the manufacture, use, sale, and offer for sale of such products, infringes U.S. Patent No. 10,731,220. Natera's complaint further alleges that Genosity's accused products use ArcherDX's ctDNA and region-specific primers. Genosity filed an answer to the complaint on February 15, 2021, denying Natera's allegations and setting forth affirmative defenses and counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. On March 8, 2021, Natera filed a motion to dismiss and strike certain affirmative defenses and counterclaims brought by Genosity relating to inequitable conduct. The court has not yet issued a decision. No case schedule has been set.

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
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, or NYSE, impose a number of requirements on public companies, including with respect to corporate governance practices. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in 2010, includes significant corporate governance and executive-compensation-related provisions. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.

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
Holders of our convertible senior notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. The repurchase price for our convertible senior notes due 2028 will also include unpaid interest on those notes to the maturity date. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we only have limited ability to make those cash payments under our credit agreement and, even if the credit agreement limitations are no longer in effect, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indentures governing the notes or to pay any cash payable on future conversions of the notes as required by the indentures would constitute a default under the relevant indenture. A default under an indenture or the occurrence of the fundamental change itself could also lead to a default under our credit agreement and any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repay or repurchase our convertible senior notes.
The conditional conversion feature of our convertible senior notes due 2024, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our convertible senior notes due 2024 is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2021, we had outstanding 203.0 million shares of our common stock, options to purchase 4.5 million shares of our common stock (of which 4.0 million were exercisable as of that date), outstanding restricted stock units, or RSUs, representing 8.3 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employee’s continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition) and outstanding Series A convertible preferred stock convertible into 0.1 million shares of our common stock. The foregoing does not include shares that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions other than ArcherDX, up to 8.0 million shares which may be issuable upon the achievement of certain milestones related to our acquisition of ArcherDX and 13.8 million shares issued in July 2021 related to the achievement of certain milestones related to our acquisition of ArcherDX, or shares that may be issuable in the future in connection with our convertible senior notes. Also not included are the shares issued or issuable in connection with acquisitions after June 30, 2021, including approximately 0.1 million shares of our common stock that we will register for resale following the filing of this report, or up to $400.0 million of our common stock that may be sold pursuant to the 2021 Sales Agreement. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2021, we issued an aggregate of 2,005,832 shares of our common stock upon the closing of the acquisition of Genosity. This issuance was in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.  Exhibits.

Exhibit Number	Description

4.1
Indenture, dated as of April 8, 2021, between Invitae Corporation and U.S. Bank National Association (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2021).

10.1
Investment Agreement, dated as of April 3, 2021, by and among Invitae Corporation and parties listed therein (including form of Indenture relating to 1.50% Convertible Senior Notes due 2028) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2021).

10.2
Amendment No. 1, dated as of April 3, 2021 , by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent, to Credit Agreement and Guaranty, dated as of October 2, 2020, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2021).

10.3
Lease Agreement, dated as of April 20, 2021, by and between Invitae Corporation and APB Owned LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2021).

10.4#	Offer Letter, dated May 19, 2021, between Invitae Corporation and Roxi Wen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2021).
10.5#	Change in Control and Severance Agreement, between Invitae Corporation and Sean George.
10.6#	Form of Change in Control and Severance Agreement, between Invitae Corporation and certain officers.
10.7
Sales Agreement, dated May 4, 2021, between Invitae Corporation and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2021).

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

INVITAE CORPORATION

	By:	/s/ Sean E. George, Ph.D.
Sean E. George, Ph.D.
President and Chief Executive Officer
Principal Executive Officer

	By:	/s/ Yafei (Roxi) Wen
Yafei (Roxi) Wen
Chief Financial Officer
Principal Financial Officer

Date: August 9, 2021