Form 10-Q
period 2021-09-30
Invitae Corp
filed 2021-11-09
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of October 29, 2021 was 226,370,843.

PART I — Financial Information
ITEM 1. Condensed Consolidated Financial Statements.
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$921,634	$124,794
Marketable securities	320,465	229,186
Accounts receivable	58,431	47,722
Inventory	30,633	32,030
Prepaid expenses and other current assets	34,401	20,200
Total current assets	1,365,564	453,932
Property and equipment, net	101,000	66,102
Operating lease assets	119,194	45,109
Restricted cash	10,275	6,686
Intangible assets, net	1,168,157	981,845
Goodwill	2,283,059	1,863,623
Other assets	23,790	13,188
Total assets	$5,071,039	$3,430,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,404	$25,203
Accrued liabilities	104,308	86,058
Operating lease obligations	12,636	8,789
Finance lease obligations	3,825	1,695
Total current liabilities	156,173	121,745
Operating lease obligations, net of current portion	120,467	48,357
Finance lease obligations, net of current portion	6,467	3,123
Debt	111,156	104,449
Convertible senior notes, net	1,462,499	283,724
Deferred tax liability	51,378	51,538
Other long-term liabilities	56,182	841,256
Total liabilities	1,964,322	1,454,192
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	23	19
Accumulated other comprehensive income	21	1
Additional paid-in capital	4,624,397	3,337,120
Accumulated deficit	(1,517,724)	(1,360,847)
Total stockholders’ equity	3,106,717	1,976,293
Total liabilities and stockholders’ equity	$5,071,039	$3,430,485
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Test revenue	$111,676	$67,326	$322,448	$175,503
Other revenue	2,719	1,402	11,880	3,664
Total revenue	114,395	68,728	334,328	179,167
Cost of revenue	87,741	46,643	252,563	130,017
Research and development	97,511	37,802	284,323	168,433
Selling and marketing	55,501	37,800	163,705	119,440
General and administrative	86,820	27,810	197,640	77,638
Change in fair value of contingent consideration	(19,866)	(504)	(386,836)	4,328
Loss from operations	(193,312)	(80,823)	(177,067)	(320,689)
Other income (expense), net	3,357	(15,771)	9,846	(32,499)
Interest expense	(14,069)	(6,308)	(35,869)	(17,244)
Net loss before taxes	(204,024)	(102,902)	(203,090)	(370,432)
Income tax benefit	(5,848)	—	(29,208)	(2,600)
Net loss	$(198,176)	$(102,902)	$(173,882)	$(367,832)
Net loss per share, basic and diluted	$(0.91)	$(0.78)	$(0.85)	$(3.08)
Shares used in computing net loss per share, basic and diluted	218,384	132,484	205,587	119,386

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(198,176)	$(102,902)	$(173,882)	$(367,832)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(13)	(373)	20	208
Comprehensive loss	$(198,189)	$(103,275)	$(173,862)	$(367,624)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock:
Balance, beginning of period	$20	$13	$19	$10
Common stock issued	3	—	4	3
Balance, end of period	23	13	23	13

Accumulated other comprehensive income (loss):
Balance, beginning of period	34	572	1	(9)
Unrealized income (loss) on available-for-sale marketable securities, net of tax	(13)	(373)	20	208
Balance, end of period	21	199	21	199

Additional paid-in capital:
Balance, beginning of period	3,973,479	1,487,217	3,337,120	1,138,316
Common stock issued in connection with public offering, net	—	—	434,263	217,486
Common stock issued on exercise of stock options, net	5,215	1,992	8,167	4,163
Common stock issued pursuant to exercises of warrants	—	324	1,242	386
Common stock issued pursuant to employee stock purchase plan	—	—	6,400	4,527
Common stock issued or issuable pursuant to acquisitions	620,001	31,939	783,877	134,445
Stock-based compensation expense	25,702	21,376	128,816	53,912
Reclassification of equity component of convertible senior notes	—	—	(75,488)	—
Reclassification of stock payable liabilities	—	—	—	(10,387)
Balance, end of period	4,624,397	1,542,848	4,624,397	1,542,848

Accumulated deficit:
Balance, beginning of period	(1,319,548)	(1,023,607)	(1,360,847)	(758,677)
Cumulative effect of adoption of ASU 2020-06	—	—	17,005	—
Net loss	(198,176)	(102,902)	(173,882)	(367,832)
Balance, end of period	(1,517,724)	(1,126,509)	(1,517,724)	(1,126,509)
Total stockholders' equity	$3,106,717	$416,551	$3,106,717	$416,551

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(173,882)	$(367,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,848	22,964
Stock-based compensation	131,768	102,329
Amortization of debt discount and issuance costs	10,352	11,115
Remeasurements of liabilities associated with business combinations	(396,015)	42,448
Benefit from income taxes	(29,215)	(2,600)
Post-combination expense	7,870	—
Other	7,336	(570)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(8,900)	5,516
Inventory	1,397	—
Prepaid expenses and other current assets	(15,273)	(8,460)
Other assets	(2,915)	1,387
Accounts payable	2,581	3,118
Accrued expenses and other long-term liabilities	24,151	5,665
Net cash used in operating activities	(383,897)	(184,920)
Cash flows from investing activities:
Purchases of marketable securities	(325,957)	(180,021)
Proceeds from sales of marketable securities	—	12,832
Proceeds from maturities of marketable securities	228,043	152,465
Acquisition of businesses, net of cash acquired	(239,836)	(57,576)
Purchases of property and equipment	(35,533)	(13,991)
Other	(1,300)	(2,000)
Net cash used in investing activities	(374,583)	(88,291)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	434,263	217,489
Proceeds from issuance of common stock	15,810	9,076
Proceeds from issuance of convertible senior notes, net	1,116,427	—
Finance lease principal payments	(2,833)	(1,543)
Other	(4,758)	3,738
Net cash provided by financing activities	1,558,909	228,760

Net increase (decrease) in cash, cash equivalents and restricted cash	800,429	(44,451)
Cash, cash equivalents and restricted cash at beginning of period	131,480	157,572
Cash, cash equivalents and restricted cash at end of period	$931,909	$113,121

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$7,736	$1,971
Purchases of property and equipment in accounts payable and accrued liabilities	$12,513	$3,576
Common stock issued for acquisition of businesses	$782,477	$82,185
Operating lease assets obtained in exchange for lease obligations, net	$82,138	$6,157

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$921,634	$124,794
Restricted cash	10,275	6,686
Total cash, cash equivalents and restricted cash	$931,909	$131,480
The restricted cash is related to security deposits on our leases.
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
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning January 1, 2022, and earlier adoption is permitted. We elected to adopt the amendments on a modified retrospective basis effective January 1, 2021, which required a cumulative-effect adjustment to retained earnings. The cumulative-effect adjustment resulted in a decrease in accumulated deficit of $17.0 million related to the reversal of the equity component and associated issuance costs as well as adjustment of the related amortization costs of our existing convertible senior notes due in 2024. Reporting periods beginning on or after January 1, 2021 are presented under this new guidance while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under GAAP. See further information about our Senior Convertible Notes in Note 8, “Commitments and contingencies.”

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
Our revenue as disaggregated by payer category and revenue subtype was as follows (in thousands):

	Three Months Ended September 30, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$69,009	$10,999	$10,390	$12,591	$102,989
Decentralized	—	—	374	8,313	8,687
Total test revenue	69,009	10,999	10,764	20,904	111,676
Other revenue	—	—	1,774	945	2,719
Total revenue	$69,009	$10,999	$12,538	$21,849	$114,395

	Three Months Ended September 30, 2020
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$46,932	$6,379	$5,287	$8,728	$67,326
Total test revenue	46,932	6,379	5,287	8,728	67,326
Other revenue	—	—	848	554	1,402
Total revenue	$46,932	$6,379	$6,135	$9,282	$68,728

	Nine Months Ended September 30, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$201,154	$30,471	$29,650	$34,939	$296,214
Decentralized	—	—	1,011	25,223	26,234
Total test revenue	201,154	30,471	30,661	60,162	322,448
Other revenue	—	—	8,394	3,486	11,880
Total revenue	$201,154	$30,471	$39,055	$63,648	$334,328

	Nine Months Ended September 30, 2020
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$121,993	$16,468	$13,887	$23,155	$175,503
Total test revenue	121,993	16,468	13,887	23,155	175,503
Other revenue	—	—	1,777	1,887	3,664
Total revenue	$121,993	$16,468	$15,664	$25,042	$179,167

We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. Cash collections for certain tests delivered may differ from rates originally estimated. We update our estimate of the amounts to be recognized based on new information evaluated on a quarterly basis. Updates to our estimates resulted in the following changes to revenue, loss from operations and basic and diluted net loss per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$4.0	$0.7	$12.0	$3.0
Loss from operations	$(4.0)	$(0.7)	$(12.0)	$(3.0)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.03)
Impact of COVID-19
Our billable volumes decreased significantly in the second half of March 2020 as compared to the first few months of 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. Our daily test volumes have recovered from the low in March 2020, although the current COVID-19 pandemic continues to impact our business operations and practices. While we expect that it may continue to impact our business, we experienced limited disruption during the third quarter of 2021. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
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

We also record unbilled revenue for revenue recognized but yet to be billed for services provided to biopharmaceutical companies related to companion diagnostic development. This contract receivable was $3.7 million and $4.3 million as of September 30, 2021 and December 31, 2020, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. During the three and nine months ended September 30, 2021, we recognized revenue from deferred revenue recorded in prior periods of $2.3 million and $2.7 million, respectively.
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
During the three and nine months ended September 30, 2021, we recorded research and development stock-based compensation expense of nil related to the Time-based RSUs, and income of $0.7 million and expense of $1.2 million, respectively, related to the PRSUs based on our evaluation of the probability of achieving performance conditions, primarily due to the change in value of our common stock. During the three and nine months ended September 30, 2020, we recorded research and development stock-based compensation expense of $6.3 million and $24.9 million, respectively, related to the Time-based RSUs and $6.5 million and $23.6 million, respectively, related to the PRSUs. As of September 30, 2021, there was no remaining liability related to the Singular Bio transaction.
Jungla
In July 2019, we acquired 100% of the equity interest of Jungla Inc. ("Jungla"), a privately held company developing a platform for molecular evidence testing in genes, for approximately $59.0 million, comprised of $44.9 million in the form of shares of our common stock and the remainder in cash.
We may be required to pay contingent consideration based on achievement of post-closing development milestones. As of the acquisition date, the fair value of this contingent consideration was $10.7 million including cash and common stock. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestones and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date with changes reflected as a general and administrative expense. The remaining milestone was achieved in July 2021 and the fair value of the contingent consideration was reduced from $3.6 million as of June 30, 2021 to zero as of September 30, 2021.

Diploid
In March 2020, we acquired 100% of the equity interest of Orbicule BV ("Diploid"), a developer of artificial intelligence software capable of diagnosing genetic disorders using sequencing data and patient information, for approximately $82.3 million in cash and shares of our common stock. Of the stock purchase price consideration issued, approximately 0.4 million shares were subject to a hold-back to satisfy indemnification obligations that may arise. In September 2021, the amounts held back to satisfy indemnification obligations for Diploid were released in full to the former shareholders.
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
As of the acquisition date, we recorded stock payable liabilities of $6.2 million to represent the hold-back obligation to issue shares subject to indemnification claims that may arise. These liabilities are adjusted at each reporting period based on the fair value of our common stock, which is a Level 3 input. In April 2021, the amounts held back to satisfy indemnification obligations for Genelex were released in full to the former shareholders. As of September 30, 2021, the value of this liability was $6.5 million related to YouScript with the $1.3 million quarterly change recorded in other income (expense), net.
We may be required to pay contingent consideration in the form of additional shares of our common stock in connection with the acquisition of Genelex if, within a specified period following the closing, we achieve a certain product milestone, in which case we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. As of the acquisition date, the fair value of this contingent consideration was $2.0 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date. As of September 30, 2021, the fair value of this contingent consideration was $1.7 million.
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
In connection with the acquisition, we granted awards of Invitae common stock to new employees who joined Invitae in connection with our acquisition of ArcherDX that vest upon the achievement of the contingent consideration milestones discussed above and are subject to the employee’s continued service with us, unless terminated without cause in which case vesting is only dependent on milestone achievement. As the number of shares that are expected to be issued are fixed, the awards are equity-classified. During the nine months ended September 30, 2021, we recorded a net $41.8 million in stock-based compensation expense related to the ArcherDX milestones, which includes $38.5 million related to milestones achieved in prior periods, $33.0 million due to an accounting modification of certain awards whereby the employees' continued substantive services were no longer required, offset by a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone will not be achieved within the specified timeframe prescribed in the acquisition agreement.
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
Genosity
In April 2021, we acquired 100% of the fully diluted equity of Genosity Inc. ("Genosity"), a company providing genomic laboratory services, for approximately $196.0 million, consisting of approximately $120.0 million in cash and the remainder in shares of our common stock. In connection with this transaction, we granted RSUs having a value of up to $5.0 million to certain continuing employees and recognized $0.3 million and $0.5 million in stock-based compensation expense for the three and nine months ended September 30, 2021. We included the financial results of Genosity in our consolidated financial statements from the acquisition date, which were not material.
The following table summarizes the purchase price recorded as a part of the acquisition of Genosity (in thousands):

Purchase Price
Cash transferred	$119,959
Hold back and other consideration	8,774
Common stock transferred	67,308
Total	$196,041

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
Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of Genosity as a business combination and determined that 1) Genosity was a business which combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. Pursuant to the terms of the acquisition, we incorporated a provision to provide additional shares in the event that our common stock share price decreased after the acquisition, but prior to filing a resale registration statement. At acquisition we estimated this provision to be $7.0 million. On filing the resale registration statement during the period ended June 30, 2021, the fair value was $3.2 million; the difference of $3.8 million was recorded as an expense in general and administrative expense.
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
Ciitizen
In September 2021, we acquired 100% of the equity of Ciitizen Corporation ("Ciitizen"), a patient-centric health technology company, for approximately $308.3 million, consisting of approximately $87.4 million in cash and 6.3 million shares of our common stock, of which approximately $10.4 million in cash and 0.8 million shares are subject to a hold-back to satisfy indemnification obligations that may arise following the closing. As of September 30, 2021, the value of the stock payable liability was $22.7 million with the $1.1 million quarterly change recorded in other income (expense), net. In connection with this transaction, we granted RSUs having a value of up to $246.9 million to certain continuing employees. During the three and nine months ended September 30, 2021, we recorded stock-based compensation expense of $1.6 million. We included the financial results of Ciitizen in our consolidated financial statements from the acquisition date, which were not material.
The following table summarizes the purchase price recorded as a part of the acquisition of Ciitizen (in thousands):

Purchase Price
Cash transferred	$87,361

Hold back and other consideration	34,161
Common stock transferred	186,778
Total	$308,300
Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed through our acquisition of Ciitizen at the date of acquisition (in thousands):

Cash	$274
Accounts receivable	748
Other receivables	688
Developed technology	92,900
Other assets	970
Total identifiable assets acquired	95,580
Other liabilities	(2,550)
Deferred tax liability	(6,900)
Net identifiable assets acquired	86,130
Goodwill	222,170
Total purchase price	$308,300
Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of Ciitizen as a business combination and determined that 1) Ciitizen was a business which combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.
Our purchase price allocation for the acquisition is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to certain aspects of our deferred tax liability assumed in connection with the acquisition. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible asset acquired were developed technology related to Ciitizen’s patient data platform. The fair value of the intangible assets was estimated using an income approach with an estimated useful life of twelve years.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Ciitizen resulted in the recognition of $222.2 million of goodwill, which we believe relates primarily to expansion of the acquired technology to apply to new areas of patient-centric consumer health tech company. The goodwill created as a result of the acquisition of Ciitizen is not deductible for tax purposes.
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$1,863,623
Goodwill adjustment	(1,176)
Goodwill acquired	420,612
Balance as of September 30, 2021	$2,283,059

Intangible assets
The following table presents details of our intangible assets (amounts in thousands, useful lives in years):

	September 30, 2021				December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life
Customer relationships	$41,515	$(11,896)	$29,619	10.8	$41,075	$(8,292)	$32,783	10.8
Developed technology	624,663	(66,280)	558,383	10.3	397,563	(31,013)	366,550	10.6
Non-compete agreement	286	(272)	14	5.0	286	(229)	57	5.0
Tradename	21,085	(1,767)	19,318	12.0	21,085	(447)	20,638	12.0
Patent assets and licenses	495	(128)	367	15.0	496	(103)	393	15.0
Right to develop new technology	19,359	(1,291)	18,068	15.0	19,359	(323)	19,036	15.0
In-process research and development	542,388	—	542,388	n/a	542,388	—	542,388	n/a
	$1,249,791	$(81,634)	$1,168,157	10.5	$1,022,252	$(40,407)	$981,845	10.9
Acquisition-related intangibles included in the above table are generally finite-lived, other than in-process research and development, which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships related to our 2017 business combinations are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $15.6 million and $5.6 million for the three months ended September 30, 2021 and 2020, respectively, and $41.2 million and $14.8 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense is recorded in cost of revenue, research and development, selling and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of September 30, 2021 (in thousands):

2021 (remainder of year)	$17,607
2022	69,025
2023	68,012
2024	67,734
2025	65,980
Thereafter	337,411
Total estimated future amortization expense	$625,769

In July 2021, we acquired 100% of the equity interest of Medneon LLC, a digital health AI company, for $34.1 million in the form of $10.3 million in common stock, $4.9 million in liabilities, and the remainder in cash. We accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in the developed technology acquired. The fair value the of the developed technology is $33.9 million, which will be amortized over eight years to cost of revenue. The remaining purchase price of $0.2 million is the fair value of cash and cash equivalents.

6. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$26,318	$21,324
Work in progress	3,215	8,847
Finished goods	1,100	1,859
Total inventory	$30,633	$32,030
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$31,059	$26,516
Laboratory equipment	61,994	45,342
Computer equipment	15,829	10,939
Software	867	566
Furniture and fixtures	2,046	1,967
Automobiles	58	58
Construction-in-progress	33,672	12,061
Total property and equipment, gross	145,525	97,449
Accumulated depreciation and amortization	(44,525)	(31,347)
Total property and equipment, net	$101,000	$66,102
Depreciation expense was $5.1 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively, and $13.2 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and related expenses	$40,037	$25,221
Accrued interest	583	2,333
Compensation and other liabilities associated with business combinations	15,377	25,600
Deferred revenue	8,261	6,378
Other	40,050	26,526
Total accrued liabilities	$104,308	$86,058
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred revenue, non-current	678	1,380
Compensation and other liabilities associated with business combinations, non-current	39,625	825,976
Other	15,879	13,900
Total other long-term liabilities	$56,182	$841,256

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
Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.
The following tables set forth the fair value of our financial instruments that were measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$864,694	$—	$—	$864,694	$864,694	$—	$—
U.S. Treasury notes	274,398	19	—	274,417	274,417	—	—
U.S. government agency securities	46,046	2	—	46,048	—	46,048	—
Total financial assets	$1,185,138	$21	$—	$1,185,159	$1,139,111	$46,048	$—

Financial liabilities:
Stock payable liability				$34,087	$—	$—	$34,087
Contingent consideration				1,685	—	—	1,685
Total financial liabilities				$35,772	$—	$—	$35,772

September 30, 2021
Reported as:
Cash equivalents	$854,419
Restricted cash	10,275
Marketable securities	320,465
Total cash equivalents, restricted cash, and marketable securities	$1,185,159

Accrued liabilities	$—
Other long-term liabilities	35,772
Total liabilities	$35,772

	December 31, 2020
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$83,109	$—	$—	$83,109	$83,109	$—	$—
U.S. Treasury notes	164,894	7	(15)	164,886	164,886	—	—
U.S. government agency securities	64,291	9	—	64,300	—	64,300	—
Total financial assets	$312,294	$16	$(15)	$312,295	$247,995	$64,300	$—

Financial liabilities:
Stock payable liability				$39,237	$—	$—	$39,237
Contingent consideration				796,639	—	—	796,639
Total financial liabilities				$835,876	$—	$—	$835,876

December 31, 2020
Reported as:
Cash equivalents	$76,423
Restricted cash	6,686
Marketable securities	229,186
Total cash equivalents, restricted cash, and marketable securities	$312,295

Accrued liabilities	$10,592
Other long-term liabilities	825,284
Total liabilities	$835,876
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. There were no investments with unrealized losses at September 30, 2021. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. The change in fair value related to stock payable liabilities recorded to other income (expense), net during the three months ended September 30, 2021 and 2020 was income of $3.4 million and expense of $16.2 million, respectively, and income of $9.2 million and expense of $37.9 million during the nine months ended September 30, 2021 and 2020, respectively.

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
Debt financing
In October 2020, we entered into a credit agreement with a financial institution under which we borrowed $135.0 million (the "2020 Term Loan") concurrent with the closing of the ArcherDX acquisition. The 2020 Term Loan is secured by a first priority lien on all of our and our subsidiaries' assets, and is guaranteed by us and our subsidiaries. The 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75%. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we shall endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States; provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. The 2020 Term Loan will mature on (i) June 1, 2024 if at such time our 2024 Notes (defined below) are outstanding and are due to mature on September 1, 2024 (provided that if, prior to such date, the maturity date of at least 80% of the 2024 Notes is extended to a date that is prior to September 1, 2025, the maturity date for the 2020 Term Loan will be automatically extended to a date that is 90 days prior to such 2024 Notes maturity date as extended), or (ii) otherwise, on June 1, 2025. The full amount of the 2020 Term Loan is due upon maturity. Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes, was $5.9 million and nil for the three months ended September 30, 2021 and 2020, respectively, and $17.7 million and nil for the nine months ended September 30, 2021 and 2020, respectively.
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

The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. These notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. No holders converted their notes during the nine months ended September 30, 2021.
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

Convertible senior notes
We adopted the provisions of ASU 2020-06 on January 1, 2021; see further information in Note 2, "Summary of significant accounting policies." Our 2024 Notes and 2028 Notes (collectively, our "convertible senior notes") consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Outstanding principal	$1,499,996	$350,000
Unamortized debt discount and issuance costs	(37,497)	(66,276)
Net carrying amount, liability component	$1,462,499	$283,724
As of September 30, 2021, the fair value of the 2024 Notes and 2028 Notes was $429.5 million and $1.2 billion, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. We recognized $7.7 million and $5.5 million of interest expense related to our convertible senior notes during the three months ended September 30, 2021 and 2020, respectively, and $17.2 million and $16.4 million during the nine months ended September 30, 2021 and 2020, respectively. Of the interest expense recognized during the three and nine months ended September 30, 2021, $1.6 million and $3.6 million, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At September 30, 2021, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $66.7 million.
Guarantees and indemnifications
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at September 30, 2021 or December 31, 2020.
Contingencies
We are and may from time to time be involved in various legal proceedings and claims arising in the ordinary course of business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if we ultimately prevail. If an investigation results in a proceeding against us, an adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, civil or criminal penalties and other adverse actions that could materially and adversely affect our business, financial condition and results of operations. While we believe any such claims are unsubstantiated, and we believe we are in compliance with applicable laws and regulations applicable to our business, the resolution of any such claims could be material.
We were not a party to any material legal proceedings at September 30, 2021, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.

Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its Second Amended Complaint on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its Third Amended Complaint to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its Answer and Counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery is ongoing, and trial has been scheduled for May 2022.
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

QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. On March 1, 2021, each of ArcherDX and QIAGEN moved for summary judgment on issues relating to infringement and validity of ArcherDX's patents, breach of fiduciary duty and trade secret misappropriation. On June 18, 2021, ArcherDX informed the court that it would not assert the following claims to streamline the issues for trial: trade secret misappropriation, false advertising, deceptive trade practices, and tortious interference. The court denied QIAGEN's motion for summary judgment on trade secret misappropriation as moot on June 21, 2021, denied QIAGEN's motion for summary judgment on breach of fiduciary duty on July 26, 2021, and granted QIAGEN's motion for summary judgment of no literal infringement of the '810 Patent on August 21, 2021. Trial proceeded on August 23 through August 27, 2021, resulting in a unanimous jury verdict, which found that: (i) all asserted claims of the '810 and '597 Patents are valid, (ii) QIAGEN willfully infringed the asserted claims of the '810 patent (under the doctrine of equivalents) and the '597 patent (literal infringement), and (iii) ArcherDX and MGH are entitled to recover approximately $4.7 million in damages. Both parties filed post-trial motions on October 21, 2021, in which (x) Qiagen seeks to overturn the jury verdict by requesting judgment as a matter of law or, in the alternative, a new trial or altered judgment on the issues of non-infringement, invalidity and damages, and (y) ArcherDX seeks a permanent injunction on infringing products and services approved for clinical diagnosis by a regulatory authority, ongoing royalty for products not enjoined, supplemental damages, interest and enhanced damages.

9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock:
Shares outstanding, beginning of period	125	125	125	125
Conversion into common stock	(125)	—	(125)	—
Shares outstanding, end of period	—	125	—	125

Common stock:
Shares outstanding, beginning of period	203,018	131,289	185,886	98,796
Common stock issued in connection with public offering	—	—	8,932	23,058
Common stock issued on exercise of stock options, net	1,361	245	1,940	553
Common stock issued pursuant to vesting of RSUs	718	1,322	4,101	4,803
Common stock issued pursuant to exercises of warrants	—	54	208	202
Common stock issued pursuant to employee stock purchase plan	—	—	271	342
Common stock issued pursuant to business combinations	21,005	358	24,764	5,514
Common stock issued upon conversion of preferred stock	125	—	125	—
Shares outstanding, end of period	226,227	133,268	226,227	133,268
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). During the quarter ended September 30, 2021, 124,913 shares of Series A convertible preferred stock were converted to 124,913 shares of common stock. As of September 30, 2021, there were no shares of Series A convertible preferred stock outstanding.
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

Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2020	7,447	4,877	$7.75	6.8	$166,130
Additional shares reserved	16,738	—
Options granted	(244)	244	34.90
Options cancelled	40	(40)	26.64
Options exercised	—	(1,940)	4.21
RSUs and PRSUs granted	(13,853)	—
RSUs and PRSUs cancelled	842	—
Balances at September 30, 2021	10,970	3,141	$11.80	5.8	$53,737
Options exercisable at September 30, 2021		2,687	$9.45	5.3	$51,080
Options vested and expected to vest at September 30, 2021		3,113	$11.74	5.8	$53,440
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The following table summarizes RSU activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2020	6,602	$12.89
RSUs and PRSUs granted	13,853	$30.53
RSUs and PRSUs vested	(4,101)	$21.17
RSUs and PRSUs cancelled	(842)	$25.53
Balance at September 30, 2021	15,512	$25.76

Stock-based compensation
The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$2,010	$2,104	$9,668	$5,321
Research and development	12,104	7,185	58,441	70,954
Selling and marketing	2,457	4,078	12,797	9,198
General and administrative	8,875	7,838	50,876	16,856
Total stock-based compensation expense	$25,446	$21,205	$131,782	$102,329

11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(198,176)	$(102,902)	$(173,882)	$(367,832)
Shares used in computing net loss per share, basic and diluted	218,384	132,484	205,587	119,386
Net loss per share, basic and diluted	$(0.91)	$(0.78)	$(0.85)	$(3.08)
The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock subject to outstanding options	3,884	3,365	4,371	3,419
Shares of common stock subject to outstanding warrants	—	330	36	396
Shares of common stock subject to outstanding RSUs and PRSUs	8,769	7,331	7,730	7,534
Shares of common stock pursuant to ESPP	368	312	304	316
Shares of common stock underlying Series A convertible preferred stock	125	125	125	125
Shares of common stock subject to convertible senior notes conversion	38,403	8,074	38,403	8,074
Total shares of common stock equivalents	51,549	19,537	50,969	19,864
12. Geographic information
Revenue by country is determined based on the billing address of the customer. The following presents revenue by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$100,957	$64,322	$293,868	$167,462
Rest of world	13,438	4,406	40,460	11,705
Total revenue	$114,395	$68,728	$334,328	$179,167

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
To date in 2021, we have completed the acquisitions of Reference Genomics, Inc. d/b/a One Codex, or One Codex, Genosity, Inc., or Genosity, Medneon LLC, or Medneon, and Ciitizen Corporation, or Ciitizen. One Codex is a data platform for applied microbial genomics. Its acquisition adds capabilities across microbiome and infectious disease testing capabilities and allows us to deliver a high-quality, low-cost, end-to-end metagenomics product (sequencing and results) and enables the development of future offerings in infectious disease, preterm birth and wellness.
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
Ciitizen is a patient-centric consumer health tech company working to build a global platform to help patients collect, organize, store and share their medical records digitally.
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
We have experienced rapid growth. For the years ended December 31, 2020, 2019 and 2018, our revenue was $279.6 million, $216.8 million, and $147.7 million, respectively, and we incurred net losses of $602.2 million, $242.0 million, and $129.4 million, respectively. For the nine months ended September 30, 2021 and 2020, our revenue was $334.3 million and $179.2 million, respectively, and we recognized net loss of $173.9 million and $367.8 million, respectively. At September 30, 2021, our accumulated deficit was $1.5 billion. To meet the demands of scaling our business, we increased our number of employees to approximately 2,900 at September 30, 2021 from approximately 1,500 on September 30, 2020. Our sales force grew to 335 employees at September 30, 2021 from 306 at September 30, 2020.
Sales of our tests have grown significantly. In 2020, 2019 and 2018, we generated 659,000, 469,000 and 292,000 billable units, respectively. In the nine months ended September 30, 2021, we generated 842,000 billable tests compared to 421,000 billable tests in the same period in 2020. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped. We refer to the set of reagents needed to perform an NGS test as a "reaction." Approximately 57% of the billable volume generated in the first nine months of 2021 were billable to patients, biopharmaceutical partners and other business-to-business customers (e.g., hospitals, clinics, medical centers), and the remainder were billable to third-party payers. Many of the gene tests on our assays are tests for which insurers reimburse. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
We expect to incur operating losses for the near term as we continue to invest in our business to achieve our revenue growth objectives, including expansion of our platform to capture the broad potential of genetics across healthcare and expansion into new laboratory and production facilities, and expect we will need to raise additional capital in order to fund our operations. If we are unable to achieve these objectives and successfully manage our costs, we may not be able to achieve profitability in the near term or at all.
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

Impact of COVID-19
Our billable volumes decreased significantly in the second half of March 2020 as compared to the first few months of 2020 as a result of COVID-19 and related limitations and priorities across the healthcare system. Our daily test volumes have recovered from the low in March 2020, although the current COVID-19 pandemic continues to impact our business operations and practices. While we expect that it may continue to impact our business, we experienced limited disruption during the third quarter of 2021. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
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
Success obtaining and maintaining reimbursement
Our ability to increase volume and revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 320 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.
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

Results of operations
Three Months Ended September 30, 2021 and 2020
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended September 30,		Dollar Change	% Change
	2021	2020
Revenue:
Test revenue	$111,676	$67,326	$44,350	66%
Other revenue	2,719	1,402	1,317	94%
Total revenue	114,395	68,728	45,667	66%
Cost of revenue	87,741	46,643	41,098	88%
Research and development	97,511	37,802	59,709	158%
Selling and marketing	55,501	37,800	17,701	47%
General and administrative	86,820	27,810	59,010	212%
Change in fair value of contingent consideration	(19,866)	(504)	(19,362)	N/M
Loss from operations	(193,312)	(80,823)	(112,489)	139%
Other income (expense), net	3,357	(15,771)	19,128	(121)%
Interest expense	(14,069)	(6,308)	(7,761)	123%
Net loss before taxes	(204,024)	(102,902)	(101,122)	98%
Income tax benefit	(5,848)	—	(5,848)	(100)%
Net loss	$(198,176)	$(102,902)	$(95,274)	93%
Revenue
The increase in total revenue of $45.7 million for the three months ended September 30, 2021 compared to the same period in 2020 was due primarily to increased billable volume due to growth in our business as well as due to businesses acquired. Billable volume increased to approximately 296,000 in the three months ended September 30, 2021 compared to 157,000 in the same period of 2020, an increase of 89 percent, due to growth in the business. Average revenue per unit decreased to $377 per unit in the three months ended September 30, 2021 compared to $429 per unit in the comparable prior period primarily due to changes in payer and product mix, the impact of business acquisitions and reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $41.1 million for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased billable volume, the impact of business acquisitions, and charges related to excess inventory, partially offset by the effect of cost efficiencies. Cost per unit was $296 in the three months ended September 30, 2021 compared to $297 for the same period in 2020. The cost per unit slightly decreased primarily due to better cost absorption and operations productivity. These decreases were partially offset by an increase in amortization of acquired intangible assets of $8.7 million, an increase in write downs of certain inventory items of $2.9 million, as well as changes in product mix.
Research and development
The increase in research and development expense of $59.7 million for the three months ended September 30, 2021 compared to the same period in 2020 was due to growth in the business as well as the impact of business acquisitions. The increase primarily relates to increases in personnel-related expenses of $22.7 million largely due to personnel acquired via acquisition, $11.2 million in allocations from primarily cost of revenue personnel allocations to research and development, $9.8 million in professional fees, $7.2 million in lab-related expenses due primarily to increased costs related to lab supplies, $4.3 million in technology costs, and $2.0 million in depreciation and amortization costs.

Selling and marketing
The increase in selling and marketing expense of $17.7 million for the three months ended September 30, 2021 compared to the same period in 2020 was due primarily to the growth of the business and principally consisted of increases in personnel-related costs of $9.1 million primarily reflecting increased headcount and includes an increase in sales commissions of $1.6 million, marketing costs of $4.1 million, travel-related costs of $1.4 million, depreciation and amortization expense of $0.9 million, technology costs of $0.4 million, and professional fees of $0.2 million.
General and administrative
The increase in general and administrative expense of $59.0 million for the three months ended September 30, 2021 compared to the same period in 2020 was due principally to growth in the business which resulted in an increase of $40.2 million in legal and accounting services primarily due to increased acquisition-related transaction costs, personnel-related costs by $10.6 million, $5.3 million in occupancy expense, $5.2 million in professional fees and $3.7 million in information technology expenses for software licenses and related costs.
Change in fair value of contingent consideration
The increase in the change in fair value of contingent consideration of $19.4 million for the three months ended September 30, 2021 compared to the same period in 2020 was due principally to adjustments to decrease our contingent consideration liability primarily related to our acquisition of ArcherDX.
Other income (expense), net
The increase in other income, net of $19.1 million for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to decreases in fair value adjustments related to our stock payable liabilities of $19.6 million due to the decrease in the price of our common stock, partially offset by a decrease of amounts received under the CARES Act.
Interest expense
The increase in interest expense of $7.8 million for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased debt outstanding compared to the prior year period, partially offset by the impact of the adoption of ASU 2020-06, which reduced the interest expense recognized related to our convertible senior notes during 2021.
Income tax benefit
The increase in income tax benefit of $5.8 million was primarily due to the net deferred tax liabilities assumed in connection with our acquisition of Ciitizen in September 2021, while there was no similar income tax benefit in the prior year period.

Nine Months Ended September 30, 2021 and 2020
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Nine Months Ended September 30,		Dollar Change	% Change
	2021	2020
Revenue:
Test revenue	$322,448	$175,503	$146,945	84%
Other revenue	11,880	3,664	8,216	224%
Total revenue	334,328	179,167	155,161	87%
Cost of revenue	252,563	130,017	122,546	94%
Research and development	284,323	168,433	115,890	69%
Selling and marketing	163,705	119,440	44,265	37%
General and administrative	197,640	77,638	120,002	155%
Change in fair value of contingent consideration	(386,836)	4,328	(391,164)	N/M
Loss from operations	(177,067)	(320,689)	143,622	(45)%
Other income (expense), net	9,846	(32,499)	42,345	(130)%
Interest expense	(35,869)	(17,244)	(18,625)	108%
Net loss before taxes	(203,090)	(370,432)	167,342	(45)%
Income tax benefit	(29,208)	(2,600)	(26,608)	N/M
Net loss	$(173,882)	$(367,832)	$193,950	(53)%
Revenue
The increase in total revenue of $155.2 million for the nine months ended September 30, 2021 compared to the same period in 2020 was due primarily to increased billable volume product mix and pricing due to growth in our business and due to businesses acquired. Billable volume increased to 842,000 in the nine months ended September 30, 2021 compared to 421,000 in the same period of 2020, an increase of 100 percent, due to growth in the business as well as the impact of COVID-19 on billable volume in the prior year period. Average revenue per test decreased to $383 per test in the nine months ended September 30, 2021 compared to $417 per test in the comparable prior period primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $122.5 million for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased billable volume, the impact of business acquisitions, and an increase in certain inventory reserves, partially offset by the effect of cost efficiencies. Cost per unit was $300 in the nine months ended September 30, 2021 compared to $309 for the same period in 2020. The decrease in cost per unit in the nine months ended September 30, 2021 was primarily attributable to lower billable volume during the prior year period as a result of COVID-19 partially offset by an increase in amortization of acquired intangible assets of $22.4 million, an increase in write downs of certain inventory items of $9.9 million, as well as changes in product mix.
Research and development
The increase in research and development expense of $115.9 million for the nine months ended September 30, 2021 compared to the same period in 2020 was due to the growth of the business as well as the impact of business acquisitions and primarily relates to increases in personnel-related expenses of $44.7 million, $22.1 million in lab-related expenses due primarily to increased costs related to lab services and supplies, $20.2 million in professional fees, $9.8 million related to allocations from other functional areas including facilities and IT, $9.3 million in technology costs, and $5.5 million in depreciation and amortization expense.

Selling and marketing
The increase in selling and marketing expense of $44.3 million for the nine months ended September 30, 2021 compared to the same period in 2020 was due primarily to the growth of the business and our increased spending on sales initiatives subsequent to our cut backs in the second quarter of 2020 as a response to COVID-19. The increase in selling and marketing expenses principally consisted of the following elements: personnel-related costs increased by $32.1 million reflecting increased headcount and sales commissions of $5.7 million; allocated expenses primarily from facilities and IT increased by $3.5 million; $2.7 million in depreciation and amortization; marketing expenses for branding initiatives and advertising by $2.2 million; and an increase in technology expense by $1.5 million.
General and administrative
The increase in general and administrative expense of $120.0 million for the nine months ended September 30, 2021 compared to the same period in 2020 was due primarily to costs due to the growth of the business and the effect of our business acquisitions, including: personnel-related costs by $57.2 million which includes stock-based compensation of $34.0 million, which was primarily due to the acceleration of certain awards granted in our acquisition of ArcherDX offset by a reduction in stock-based compensation due to the reduction in likelihood of completing a development milestone within the timeframe prescribed in the acquisition agreement; legal and accounting services by $50.8 million; occupancy costs by $11.9 million; information technology costs by $8.4 million due to software licenses and related expenses; and professional fees by $6.5 million. These costs were partially offset by a decrease of $17.2 million in allocations of technology and facilities-related expenses to other functional areas.
Change in fair value of contingent consideration
The increase in the change in fair value of contingent consideration of $391.2 million for the nine months ended September 30, 2021 compared to the same period in 2020 was due principally to adjustments to decrease our contingent consideration liability related to ArcherDX resulting from a decrease in the value of our common stock and the removal of our contingent consideration liability relating to the outstanding milestone for FDA clearance or approval of STRATAFIDE due to our determination that this milestone will not be achieved in the timeframe prescribed in the acquisition agreement, although we expect to receive FDA clearance or approval at a later date.
Other income (expense), net
The increase in other income, net of $42.3 million for the nine months ended September 30, 2021 compared to the same period in 2020 was due principally to fair value adjustments related to our stock payable liabilities of $47.1 million due to the decrease in the price of our common stock, partially offset by amounts received under the CARES Act and the net changes in amounts recognized related to our marketable securities.
Interest expense
The increase in interest expense of $18.6 million for the nine months ended September 30, 2021 compared to the same period in 2020 was due principally to increased debt outstanding as compared to the prior year period, partially offset by the impact of the adoption of ASU 2020-06, which reduced the interest expense recognized related to our convertible senior notes during 2021.
Income tax benefit
The increase in income tax benefit of $26.6 million was due to the net deferred tax liabilities assumed in connection with our acquisitions of One Codex, Genosity and Ciitizen in 2021 as compared to only $2.6 million from our acquisition of YouScript in April 2020.
Liquidity and capital resources
Liquidity and capital expenditures
We have generally incurred net losses since our inception. For the nine months ended September 30, 2021 and 2020, we had net losses of $173.9 million and $367.8 million, respectively, and we expect to incur additional losses in the future. At September 30, 2021, we had an accumulated deficit of $1.5 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.

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
At September 30, 2021 and December 31, 2020, we had $1.3 billion and $360.7 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and potentially to acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the future. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2021 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
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
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(383,897)	$(184,920)
Net cash used in investing activities	(374,583)	(88,291)
Net cash provided by financing activities	1,558,909	228,760
Net increase (decrease) in cash, cash equivalents and restricted cash	$800,429	$(44,451)

Cash flows from operating activities
For the nine months ended September 30, 2021, cash used in operating activities of $383.9 million principally resulted from our net loss of $173.9 million, non-cash charges of remeasurements of liabilities in connection with business combinations of $396.0 million, primarily relating to ArcherDX development milestones and a $29.2 million income tax benefit primarily generated from our acquisitions of One Codex, Genosity and Ciitizen. These were partially offset by non-cash charges of $131.8 million for stock-based compensation, $56.8 million for depreciation and amortization, $10.4 million for amortization of debt discount and issuance costs related to our outstanding debt and $7.9 million of post-combination expense primarily comprised of hold-back cash consideration related to our acquisition of Ciitizen and the acceleration of unvested equity from our acquisition of One Codex. The net effect on cash of changes in net operating assets was an increase of cash of $1.0 million.
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
Cash flows from investing activities
For the nine months ended September 30, 2021, cash used in investing activities of $374.6 million was due primarily to net cash used to acquire One Codex, Genosity and Ciitizen of $239.8 million, net purchases of marketable securities of $97.9 million and cash used for purchases of property and equipment of $35.5 million.
For the nine months ended September 30, 2020, cash used in investing activities of $88.3 million was due to net cash used to acquire Diploid, Genelex and YouScript of $57.6 million, net purchases of marketable securities of $14.7 million and cash used for purchases of property and equipment of $14.0 million.
Cash flows from financing activities
For the nine months ended September 30, 2021, cash provided by financing activities of $1.6 billion primarily consisted of net proceeds from the issuance of our 2028 Notes of $1.1 billion and the public offering of common stock of $434.3 million as well as cash received from issuances of common stock of $15.8 million.
For the nine months ended September 30, 2020, cash provided by financing activities of $228.8 million consisted of net proceeds from the public offerings of common stock of $217.5 million, cash received from issuances of common stock of $9.1 million, partially offset by finance lease principal payments of $1.5 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of September 30, 2021 (in thousands):

Contractual obligations:	Remainder of 2021	2022 and 2023	2024 and 2025	2026 and beyond	Total
Operating leases	$4,886	$7,998	$52,860	$131,621	$197,365
Finance leases	1,000	8,570	1,806	—	11,376
Convertible senior notes	—	—	349,996	1,150,000	1,499,996
2020 Term Loan	—	—	135,000	—	135,000
Purchase commitments	8,527	49,345	8,825	—	66,697
Total	$14,413	$65,913	$548,487	$1,281,621	$1,910,434
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $1.3 billion at September 30, 2021, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At September 30, 2021, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized if we sell the underlying securities prior to maturity.
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
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of September 30, 2021, the fair market value of the convertible senior notes due 2024 and due 2028 was $429.5 million and $1.2 billion respectively. For additional information about the convertible senior notes, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of September 30, 2021, see Note 8, "Commitments and contingencies" in Notes to Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated to this item by reference.
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
We have incurred substantial losses since our inception. For the nine months ended September 30, 2021 and 2020, we had net losses of $173.9 million and $367.8 million, respectively. For the years ended December 31, 2020, 2019 and 2018, our net losses were $602.2 million, $242.0 million and $129.4 million, respectively. At September 30, 2021, our accumulated deficit was $1.5 billion. While our revenue has increased over time, we expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $284.3 million and $168.4 million for the nine months ended September 30, 2021 and 2020, respectively, and selling and marketing expenses of $163.7 million and $119.4 million for the nine months ended September 30, 2021 and 2020, respectively. We incurred research and development expenses of $240.6 million, $141.5 million and $63.5 million in 2020, 2019 and 2018, respectively, and selling and marketing expenses of $168.3 million, $122.2 million and $74.4 million in 2020, 2019 and 2018, respectively. We expect these losses may increase as we focus on scaling our business and operations and expanding our testing capabilities, which may also increase our operating expenses, and we have experienced and may continue to experience decreases in test volume due to the impact of COVID-19. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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

In connection with certain of our completed acquisitions, we have agreed to pay cash and/or stock consideration that is contingent upon the achievement of specified objectives, such as development objectives, regulatory submissions, regulatory approvals and revenue related to certain products. As of the date of the applicable acquisition, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating expense, which could have a material impact on our results of operations. As of September 30, 2021, we accrued $1.7 million of contingent consideration, which is related to our acquisition of Genelex.
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
We believe that there are only a few other manufacturers that are currently capable of supplying and servicing the equipment necessary for our laboratory operations, including sequencers and various associated reagents. The use of equipment or materials provided by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate our tests. We cannot assure you that we will be able to secure alternative equipment, reagents and other materials, and bring such equipment, reagents and materials online and revalidate them without experiencing interruptions in our workflow. In the case of an alternative supplier for Illumina, we cannot assure you that replacement sequencers and associated reagents will be available or will meet our quality control and performance requirements for our laboratory operations. If we encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and reagents we require for our tests, our business, financial condition, results of operations and reputation could be adversely affected.
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
At September 30, 2021, our total gross deferred tax assets were $418.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

We have adopted policies and procedures designed to comply with these laws and regulations. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance may also be subject to governmental review. The growth of our business and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. We recently received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting that we produce certain documents regarding our sponsored testing programs. We are in the process of responding to the subpoena and are cooperating fully with the investigation. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of this investigation or any other requests or investigations that may arise in the future regarding these or other subject matters. Any action brought against us for violation of the above-referenced or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in Federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
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
ArcherDX’s AMP chemistry underlies all of its RUO products and is also the foundation of STRATAFIDE and Personalized Cancer Monitoring, or PCM. On January 27, 2020, one of ArcherDX’s competitors, Natera, Inc., or Natera, filed a complaint against ArcherDX in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On April 15, 2020, Natera amended its complaint to allege that ArcherDX’s products using AMP chemistry and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220 (together with U.S. Patent Nos. 10,538,814, 10,557,172, 10,590,482, and 10,597,708, the “Natera Asserted Patents.”) Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of The Natera Asserted Patents. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its Second Amended Complaint on the same day and served Invitae on January 15, 2021. The litigations have now been consolidated for all purposes. A claim construction briefing order was issued on June 28, 2021. On October 27, 2021, Natera filed its Third Amended Complaint to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its Answer and Counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery is ongoing, and trial has been scheduled for May 2022.

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
•specify that special meetings of our stockholders can be called only by our board of directors, our chair of the board or our chief executive officer;
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2021, we had outstanding 226.2 million shares of our common stock, options to purchase 3.1 million shares of our common stock (of which 2.7 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 15.5 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employee’s continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include shares that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions other than ArcherDX and up to 8.0 million shares which may be issuable upon the achievement of a milestone related to our acquisition of ArcherDX, or shares that may be issuable in the future in connection with our convertible senior notes or pursuant to our 2021 Sales Agreement. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2021, we issued an aggregate of 6,274,040 shares as upfront merger consideration upon the closing of the acquisition of Ciitizen. We also agreed to issue up to another 799,422 shares, with these additional shares currently subject to certain hold-back arrangements. These issuance are in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.  Exhibits.

Exhibit Number	Description

10.1
Amendment No. 2, dated as of September 20, 2021 , by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent, to Credit Agreement and Guaranty, dated as of October 2, 2020, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent.

10.2#	Invitae Corporation Employee Stock Purchase Plan, as amended and restated as of October 14, 2021.
10.3#	Invitae Corporation 2015 Stock Incentive Plan, as amended and restated as of August 31, 2021.
10.4#	Form of Global Restricted Stock Unit Agreement under the Invitae Corporation 2015 Stock Incentive Plan.
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

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

Date: November 9, 2021