Form 10-K
period 2021-12-31
Invitae Corp
filed 2022-03-01
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2021, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $6.8 billion, based on the closing price of the common stock as reported on The New York Stock Exchange for that date.
The number of shares of the registrant’s Common Stock outstanding as of February 25, 2022 was 228,356,928.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2022 Annual Meeting of Stockholders.

Forward-Looking Statements
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
•the impact of the COVID-19 pandemic on our business and the actions we have taken or may take in response thereto;
•our mission and strategy for our business, products and technology;
•the implementation of our business model and our success entering new markets;
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
•the effects of litigation or investigations on our business;
•our ability to obtain funding for our operations and the growth of our business, including potential acquisitions;
•our financial performance;
•our expectations regarding environmental, social and governance matters;
•the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results;
•our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements; and
•the impact of tax laws on our business.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A. of this report. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Any forward-looking statements in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to update any forward-looking statements.
In this report, all references to “Invitae,” “we,” “us,” “our,” or “the Company” mean Invitae Corporation.
Invitae and the Invitae logo are trademarks of Invitae Corporation. AMP™, LiquidPlex™, VariantPlex® and FusionPlex®, are the property of ArcherDX, LLC, a wholly owned subsidiary of Invitae Corporation. We also refer to trademarks of other companies and organizations in this report.

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
•We need to scale our infrastructure in advance of demand for our tests and other products and services, and our failure to generate sufficient demand for our products and services would have a negative impact on our business and our ability to attain profitability.
•We face risks related to health epidemics, including the ongoing COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
•If third-party payers, including managed care organizations, private health insurers and government health plans, do not provide adequate reimbursement for our tests or we are unable to comply with their requirements for reimbursement, our commercial success could be negatively affected.
•We face intense competition, which is likely to intensify further as existing competitors devote additional resources to, and new participants enter, the markets in which we operate. If we cannot compete successfully, we may be unable to increase our revenue or achieve and sustain profitability.
•We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy.
•The market for patient data software is competitive, and our business will be adversely affected if we are unable to successfully compete.
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
•If our therapy selection in vitro diagnostic ("IVD") and Personalized Cancer Monitoring ("PCM") products and related services do not perform as expected, we may not realize the expected benefits of our acquisition of ArcherDX.
•The future growth of our distributed products business is partially dependent upon regulatory approval and market acceptance of our IVD products.
•Our success will depend on our ability to use rapidly changing genetic data to interpret test results accurately and consistently, and our failure to do so would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
•If the Food and Drug Administration ("FDA") regulates the tests we currently offer as laboratory-developed tests ("LDTs") as medical devices, we could incur substantial costs and our business, financial condition and results of operations could be adversely affected.
•If we are unable to transition to the new European Union In Vitro Diagnostic Regulation ("IVDR") regulations, we could lose the ability to serve the European market.

•We may not be able to obtain regulatory clearance or approval of our IVD products, or even if approved, such products may not be approved for guideline inclusion, which could adversely affect our ability to realize the intended benefits of our acquisition of ArcherDX.
•One of our competitors has alleged that our Anchored Multiplex PCR, or AMP, chemistry and products using AMP are infringing on its intellectual property, and we may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on our business as well as our financial condition and results of operations, and the intended benefits of our acquisition of ArcherDX.
•We have a large amount of debt, servicing our debt requires a significant amount of cash, and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

PART I
ITEM 1.     Business
Overview
Invitae is in the business of delivering genetic testing services, digital health solutions and health data services that support a lifetime of patient care and improved outcomes – from inherited disease diagnoses, to family planning, to proactive health screening to personalized diagnosis, treatment and monitoring of cancer. Testing and other services are delivered via a unique, rapidly expanding platform that serves patients, healthcare providers, biopharma companies and other partners, thereby capturing the broad potential of genetics and helping to expand its use across the healthcare continuum. Invitae applies proprietary design, process automation, robotics and bioinformatics software solutions to expand the use and impact of genetic information and achieve efficiencies in sample processing and complex variant interpretation, allowing medical interpretation at scale. The result is a new and simplified process for obtaining and using affordable, high-quality genetic information to inform critical healthcare decisions. That access and scale also enable genomic information to speed the discovery and development of new personalized medical therapies — all while making clinical genetic testing available to billions of people.
By pioneering new ways of sharing, understanding and applying genetic information, Invitae is transforming the field of genetics and the application of healthcare data from a series of one-time, one-dimensional queries to a lifelong clinical dialogue with our genes using complex analyses and information management to improve medical decisions, optimize health interventions and improve the delivery of healthcare across a lifetime.
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
As our market share grows, we expect that our business will grow in three stages:
1)Genetic testing: making genetic testing more affordable and more accessible with fast turnaround time. We believe that there is a significant market opportunity for high-volume, low-cost genetic testing that allows us to serve a large number of customers. We launched our first commercial offering in November 2013 with an offering of approximately 200 genes, growing the test menu over time to include more than 20,000 genes to help diagnose disease, inform family planning, and serve healthy individuals. In 2021, we processed billable volume of approximately 1,169,000 units and generated revenue of $460.4 million reflecting an approximate 77% and 65% increase over 2020 billable volume and revenue, respectively.

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
We partner with global biopharmaceutical companies such as AstraZeneca AB (Publ), Illumina and Merck KGaA, Darmstadt, Germany, through collaboration agreements to bring new treatment options for patients to market faster by enabling clinical research and trials.
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
•client service; and
•quality of website content.
We believe that we compare favorably with our competitors on the basis of these factors. However, certain competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration in certain testing categories, substantially greater financial, technological and research and development resources, selling and marketing capabilities, and/or more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests, or sell their tests at prices designed to win significant levels of market share. We may compete less effectively against these organizations in some areas of testing.
Regulation
Reimbursement
Under the Protecting Access to Medicare Act of 2014 (as amended), or PAMA, and its implementing regulations, laboratories that realize at least $12,500 in Medicare Clinical Laboratory Fee Schedule, or CLFS, revenues during the six month reporting period and that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule must report, beginning in 2017, and then in 2023 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. We have not sought advanced diagnostic laboratory test status for our tests and therefore believe we are required to report private payer rates for our tests on an every three years basis starting next in 2023. Centers for Medicare & Medicaid Services, or CMS, uses the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume‑weighted median of the private payer payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.
Since January 1, 2018, Medicare payments for clinical diagnostic laboratory tests have been paid based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross‑walk or gap‑fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test.
Where applicable, reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020. Rates were held at 2020 levels during 2021 and will continue to be held at such levels in 2022, and then, where applicable based upon median private payer rates reported in 2017 or 2023, reduced by up to 15% per test per year in each of 2023 through 2025 (with a second round of private payer rate reporting in 2023 to establish rates for 2024 through 2026).
PAMA codified Medicare coverage rules for laboratory tests by requiring any local coverage determination to be made following the local coverage determination process. PAMA also authorizes CMS to consolidate coverage policies for clinical laboratory tests among one to four laboratory-specific Medicare Administrative Contractors, or MACs. These same contractors may also be designated to process claims if CMS determines that such a model is appropriate. It is unclear whether CMS will proceed with contractor consolidation under this authorization.
PAMA also authorized the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The American Medical Association has created a new section of billing codes, Proprietary Laboratory Analyses, or PLAs, to facilitate implementation of this section of PAMA. These codes may apply to one or more of our tests if we apply for PLA coding.
CMS maintains a national coverage determination, or NCD, for next generation sequencing, or NGS, tests for somatic (acquired) and germline (inherited) cancer testing. For somatic cancer testing, the NCD establishes full coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays that report results using report templates that specify treatment options when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stage III or IV cancer) who have not have previously been tested with the same test using

NGS for the same cancer genetic content, and have decided to seek further cancer treatment (e.g., therapeutic chemotherapy.) The NCD also gives MACs the authority to establish local coverage for NGS-based somatic cancer assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria. It appears that NGS-based somatic cancer tests provided for patients with cancer that do not meet the above-referenced criteria - e.g., patients with earlier stage cancers - are currently nationally non-covered under the NCD.
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
Clinical Laboratory Improvement Amendments of 1988, or CLIA
Our clinical reference laboratories in California, Colorado and New Jersey are required to hold certain federal certificates to conduct our business. Under CLIA, we are required to hold certificates applicable to the type of laboratory examinations we perform and to comply with standards covering personnel, facilities administration, inspections, quality control, quality assurance and proficiency testing.
We have current certifications under CLIA to perform testing at our laboratory locations in San Francisco and Irvine, California, Golden, Colorado, and Iselin, New Jersey. To renew our CLIA certifications, we are subject to survey and inspection every two years to assess compliance with program standards. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.
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
State laboratory licensure requirements
We are required to maintain in-state licenses to conduct testing in California, New Jersey and Washington. California, New Jersey and Washington laws establish standards for day‑to‑day operations of our laboratories in San Francisco and Irvine, Iselin and Seattle, respectively. Such laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratories. If our clinical reference laboratories are out of compliance with applicable standards, the appropriate state agency may suspend, restrict or revoke our licenses to operate our clinical reference laboratories, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business. We maintain current licenses in good standing. However, we cannot provide assurance that state regulators will at all times in the future find us to be in compliance with all such laws.
Several states require the licensure of out‑of‑state laboratories that accept specimens from those states. Our California laboratories hold the required out‑of‑state laboratory licenses for Maryland, New York, Pennsylvania, and Rhode Island. Our Seattle and Iselin laboratories hold the required out-of-state laboratory licenses in California, Maryland, New York, Pennsylvania, and Rhode Island. Our laboratory in Golden, Colorado holds the required out‑of‑state laboratory licenses for California, Maryland, Pennsylvania and Rhode Island (but not New York).
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
Historically, the U.S. Food and Drug Administration, or FDA, has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or premarket approval, and post‑ market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. For example, in 2014, the FDA issued two draft guidance documents that set forth a proposed risk‑based regulatory framework that would apply varying levels of FDA oversight to LDTs. These documents have not been finalized to date.
Subsequently, in August 2020, the U.S. Department of Health and Human Services – the parent agency for FDA – announced that the FDA “will not require premarket review of LDTs absent notice-and-comment rulemaking, as opposed to through guidance documents, compliance manuals, website statements, or other informal issuances.” In November 2021, the Biden Administration rescinded this policy.
At this time, it is unclear when, or if, the FDA will finalize its plans to end enforcement discretion (e.g., via notice and comment rulemaking or otherwise), and even then, the new regulatory requirements are expected to be phased‑in over time. Nevertheless, the FDA may attempt to regulate certain LDTs on a case‑by‑case basis at any time.
Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in the current and previous Congresses, and we expect that new legislative proposals will be introduced from time‑to‑time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.
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
Notwithstanding the FDA’s current position with respect to oversight of our LDTs, we may voluntarily decide to pursue FDA pre‑market review for our current LDTs and/or LDTs we may offer in the future if we determine that doing so would be appropriate from a strategic perspective – e.g., if CMS indicated that it no longer intended to cover tests offered as LDTs.
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
Class II devices are those that are subject to the General Controls, as well as Special Controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These Special Controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review by the FDA. Premarket review by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.
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
The investigational device process
In the United States, absent certain exceptions, human clinical trials intended to support medical device clearance or approval require an investigational device exemption, or IDE, application. Investigations that meet certain requirements – i.e., involve tests that are labeled investigational use only (IUO), are noninvasive, do not require an invasive sampling procedure that presents significant risk, do not by design or intention introduce energy into a subject, and are not used as a diagnostic procedure without confirmation of the diagnosis by another, medically established product or procedure — are exempt from the IDE requirement. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE — without affirmative submission of an IDE application to the FDA — once certain requirements are addressed and Institutional Review Board, or IRB, approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials.
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
A significant change in the laws governing RUO products or how they are enforced may require a change to our RUO products business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only”, or the RUO Guidance, which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO labeling on the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations selling these products. Accordingly, if the FDA finds that we are distributing RUO products in a manner that is inconsistent with its regulations or guidance, we may be forced to stop distribution of our RUO products until we are in compliance, which would reduce our revenues, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In addition, if the FDA ends enforcement discretion for LDTs, it may negatively impact the LDT market and thereby reduce demand for RUO products. If the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval we request in a timely manner, or at all.
Post-market regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•Quality System Requirements ("QSR"), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
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
HIPAA and state privacy, security and breach notification laws
Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the U.S. Department of Health and Human Services issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information, or PHI, used or disclosed by covered entities, including most health care providers and their respective business associates, as well as the business associates’ subcontractors. We are required to comply with the provisions of HIPAA and HITECH and the regulations implemented thereunder setting forth standards for the privacy of PHI; security standards for the protection of electronic PHI; breach notification requirements; and standards for electronic transactions, which establish standards for common healthcare transactions.
The HIPAA privacy regulations establish requirements and restrictions for the use and disclosure of PHI by covered entities as well as business associates, which are persons or entities that perform certain functions for or on behalf of a covered entity that involve the creation, receipt, maintenance, or transmittal of PHI. Business associates are defined to include a subcontractor to whom a business associate delegates a function, activity, or service, other than in the capacity of the business associate’s workforce. As a general rule, a covered entity or business associate may not use or disclose PHI except as permitted or required under the privacy regulations. The privacy regulations also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity or business associate, including the right to access and amend certain records containing his or her PHI, request restrictions on the use or disclosure of his or her PHI, and request an accounting of disclosures of his or her PHI.
Covered entities and business associates also must comply with the HIPAA security regulations, which establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. The HIPAA security regulations give covered entities and business associates flexibility in complying with certain of the standards and implementation specifications under the regulations.

However, the requirements are extensive and include implementing workforce training, implementing policies and procedures to comply with the HIPAA security regulations, and conducting an accurate and thorough assessment of the potential risks and vulnerabilities to the confidentiality, integrity, and availability of electronic PHI maintained by the covered entity or business associate.
In addition, covered entities and business associates must comply with certain breach notification requirements. In particular, a covered entity must notify any individual whose unsecured PHI is breached according to the specifications set forth in the HITECH breach notification rule. A covered entity must also notify the Secretary of the U.S. Department of Health and Human Services and, under certain circumstances, the media of a breach of unsecured PHI. A business associate must notify the relevant covered entity of any breach of unsecured PHI.
There are significant civil and criminal penalties that may be imposed on us as a covered entity or business associate for violating HIPAA. A covered entity or business associate may also be liable for civil money penalties for a violation that is based on an act or omission of any of its agents as determined according to the federal common law of agency, which may include a business associate or subcontractor business associates. Complying with HIPAA and HITECH requires significant resources, and we may be restricted in our ability to perform certain activities that involve the collection, use, or disclosure of PHI due to the limitations set forth in the HIPAA privacy regulations. Additionally, to the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.
The HIPAA and HITECH privacy, security, and breach notification regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA. Massachusetts, for example, has a state law that protects the privacy and security of personal information of Massachusetts residents. In addition, every U.S. state has a data breach notification law that requires entities to report certain security breaches to affected consumers and, in some instances, state regulators and consumer reporting agencies. Many states also have laws or regulations that specifically apply to genetic testing and genetic information and are more stringent than the standards under HIPAA. These state genetic information privacy laws include specific informed consent requirements for the conduct of genetic testing and restrict the collection, use, disclosure, or retention of genetic information. A number of states, including California and Florida, have recently enacted new or amended genetic privacy laws. While many of these new genetic privacy laws include exceptions for PHI and for covered entities and business associates to the extent they process genetic information in the same manner as PHI, not all such laws are limited in this manner, and the enactment of these laws may generally bring enhanced scrutiny of companies like us that generate and maintain genetic information. Failure to comply with applicable state laws that impose privacy, security, or breach notification requirements for genetic or other personal information could result in significant civil or criminal penalties, administrative actions, or private causes of action by patients, and adversely affect our business, results of operations and reputation.
Federal and state consumer protection laws
The Federal Trade Commission, or FTC, is an independent U.S. law enforcement agency charged with protecting consumers and enhancing competition across broad sectors of the economy. The FTC has indicated that, in 2022, it will be considering new data privacy regulations, which, if adopted, could impact our operations if they impose substantial new obligations or restrictions with respect to our data collection and processing activities. The FTC’s primary legal authority with respect to data privacy and security comes from Section 5 of the FTC Act, which prohibits unfair or deceptive acts or practices in the marketplace. The FTC uses this broad authority to police data privacy and security, using its powers to investigate and bring lawsuits. Where appropriate, the FTC can seek a variety of remedies, such as but not limited to requiring the implementation of comprehensive privacy and security programs, biennial assessments by independent experts, monetary redress to consumers, and provision of robust notice and choice mechanisms to consumers. In addition to its enforcement mechanisms, the FTC uses a variety of tools to protect consumers’ privacy and personal information, including pursuing enforcement actions to stop violations of law, conducting studies and issuing reports, hosting public workshops, developing educational materials, and testifying before the U.S. Congress on issues that affect consumer privacy.
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
In addition to the FTC Act, most U.S. states have unfair and deceptive acts and practices statutes, known as UDAP statutes, that substantially mirror the FTC Act and have been applied in the privacy and data security context. These UDAP statutes vary in substance and strength from state to state. Many have broad prohibitions against unfair and deceptive acts and practices. These statutes generally allow for private rights of action and are enforced by the states’ Attorneys General.
California Consumer Privacy Act and Copy Cat Legislation
The California Consumer Privacy Act, or CCPA, is a comprehensive consumer privacy law that took effect on January 1, 2020, and regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of consumers who reside in California. Among other things, the CCPA confers to California consumers the right to: receive notice information collection and use practices; access, delete, or transfer personal information; and opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure. The CCPA provides partial exemptions for employee and business-to-business information that are set to expire on January 1, 2023.
The CCPA does not apply to personal information that is PHI under HIPAA. The CCPA also does not apply to a HIPAA-regulated entity to the extent that the entity maintains patient information in the same manner as PHI. In addition, de-identified data as defined under HIPAA is also exempt from the CCPA. Accordingly, we do not have CCPA compliance obligations with respect to most genetic testing and patient information we collect and process. However, we are required to comply with the CCPA insofar as we collect other categories of California consumers’ personal information.
The California Attorney General has authority to enforce the CCPA and its implementing regulations against covered businesses. The CCPA provides for civil penalties for violations, as well as private right of action for certain data breaches.
On November 3, 2020, California passed the California Privacy Rights Act, or CPRA, through a ballot initiative. Under the CPRA, a new California Privacy Protection Agency has been created to enforce the CPRA. Among other things, the CPRA will create a new category of “sensitive personal information” and offer consumers the right to limit processing of such information, impose purpose limitation, data minimization, data retention, and security compliance obligations on regulated businesses, and add or modify the rights available to consumers, including by providing a right to correct the information a business holds about them. The CPRA’s amendments to the CCPA will take effect on January 1, 2023, and will generally apply to personal information collected by businesses on or after January 1, 2022. CPRA enforcement will begin on July 1, 2023.
On March 2, 2021, Virginia’s Governor signed into law the Virginia Consumer Data Protection Act (VCDPA), which will take effect on January 1, 2023. On July 7, 2021, Colorado’s Governor signed into law Colorado’s Consumer Privacy Act (CPA), which will take effect on July 1, 2023. Like the CPRA, both the VCDPA and the CPA regulate how certain businesses collect, use and disclose the personal information of consumers in either Virginia or Colorado. Both the VCDPA and the CPA provide for substantially the same rights to Virginia and Colorado residents, respectively, as the CPRA does for California residents. Unlike the CPRA, however, both the VCDPA and the CPA permanently exclude information collected from employees or business-to-business contacts. In addition, the VCDPA and CPA will require that companies obtain consent from consumers in Virginia and Colorado before their “sensitive personal information” is collected or processed. The VCDPA and the CPA also allow consumers to opt-out of the use of their information for specific purposes, such as targeted marketing. Both the VCDPA and the CPA do not apply to PHI under HIPAA and both laws also generally exempt HIPAA-regulated entities from their reach. Both the VCDPA and the CPA are enforced by their respective state’s Attorney Generals, and neither includes a private right of action.

Dozens of other states in the United States are currently considering similar consumer data privacy laws, which could impact our operations if enacted.
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
Canada
Canada has several federal, provincial and territorial privacy statutes that govern the protection of personal information. The Personal Information Protection and Electronic Documents Act 2000, or PIPEDA, applies to the collection, use, and disclosure of personal information in the course of commercial activities in Canada. Although PIPEDA is silent with respect to its extraterritorial application, the Federal Court of Canada has concluded that PIPEDA applies to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. PIPEDA and provincial data protection laws require specific notices regarding openness and transparency and require regulated organizations to obtain consent in order to process such information. Canadian individuals enjoy rights or access and to correct inaccuracies. Violations of Canadian data protection laws can result in significant fines. Canada is evaluating replacing or substantially amending PIPEDA so as to make it similar to the GDPR. Such changes to PIPEDA could impact our operations if enacted.

India
The Indian Constitution has been interpreted by India's highest court to include a fundamental right to privacy. In addition, the Information Technology Act 2000, as amended, or the IT Act, is the primary national law regulating the collection and use of personal information that is sensitive. The IT Act applies to corporations and other “body corporates” that possess, maintain, or otherwise process personal information, including body corporates that act on behalf of other body corporates. Certain provisions of the IT Act provide liability for negligent handling of personal information. For example, the IT Act provides that any corporation or other body corporate that handles sensitive personal data is liable to pay damages for any loss caused by its negligence in implementing and maintaining reasonable security practices and procedures.
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
India’s parliament is currently evaluating a new data privacy bill that would bear many similarities with GDPR, but that would also contain certain additional requirements including, for example, possible data localization requirements. If enacted, India’s new law could impact our operations.
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
Japan
Japan’s primary data protection law, the Act on the Protection of Personal Information was amended in 2020 to include GDPR-like requirements, including additional transparency requirements, data transfer obligations, enhanced data breach notification requirements, additional data subject rights and stronger penalties for violations, including significant fines. The amendment clarifies that its provisions, obligations and penalties apply to entities outside of Japan that supply goods or services in Japan and handle personal information from an individual in Japan. These amendments will go into effect on April 1, 2022.
Information blocking prohibition
On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including developers of certified health information technology, health information networks / health information exchanges, and health care providers (including laboratories), from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking regulation effective date was April 5, 2021. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives, which the U.S. Department of Health and Human services has yet to establish through required rulemaking. Developers of certified information technology and health information networks / health information exchanges, however, may be subject to civil monetary penalties of up to just over $1 million (as adjusted for inflation) per violation. If the government were to conclude that we met the definition of a health information network or health information exchange, we could be potentially subject to such penalties. However, the U.S. Department of Health and Human Services Office of Inspector General has the authority to impose such penalties and on April 24, 2020 published a proposed rule to codify new authority in regulation, which the agency proposed would be effective 60 days after it issues a final rule, but in no event before November 2, 2020. The U.S. Department of Health and Human Services Office of Inspector General has not yet issued a final rule.
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
Another development affecting the healthcare industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by presenting or causing to be presented a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each false claim. For penalties assessed after December 13, 2021, whose associated violations occurred after November 2, 2015, the penalties range from $11,803 to $23,607 for each false claim. The minimum and maximum per claim penalty amounts are subject to annual increases for inflation.
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
The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, also imposed annual reporting requirements on entities including manufacturers of certain devices, medical supplies, drugs and biologics for certain payments and transfers of value that the manufacturer provides, directly or indirectly, to or on behalf of physicians (defined to include various healthcare professionals such as doctors, physician assistants, and nurse practitioners) and teaching hospitals. The Physician Payments Sunshine Act also requires entities including applicable manufacturers to report certain ownership and investment interests held by physicians and their immediate family members in such manufacturers. In addition, certain states, such as Vermont and Massachusetts, have enacted laws that impose certain reporting requirements for payments and transfers of value provided to covered healthcare providers. These state laws are not preempted by the federal Physician Payments Sunshine Act to the extent the state law requires the reporting of information that is not required to be reported under the federal Physician Payments Sunshine Act. Finally, certain states such as Massachusetts, Nevada, and Vermont have enacted laws that limit or prohibit the provision of payments or other transfers of value to covered recipients, such as certain health care providers, hospitals, and health benefit plan administrators.
Physician referral prohibitions
A federal law directed at “self-referrals,” commonly known as the “Stark Law,” prohibits a physician from referring a patient to an entity for certain Medicare-covered designated health services, including laboratory services, if the physician, or an immediate family member, has a financial relationship with the entity, unless an exception applies. The Stark Law also prohibits an entity from billing for services furnished pursuant to a prohibited referral. A physician or entity that engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $174,172 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to civil monetary penalties of up to $26,125 per service, an assessment of up to three times the amount claimed and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by

Medicare, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that apply to services covered by other third-party payers. The Stark Law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral. This provision of the Stark Law has not been implemented by regulations, but some courts have held that the submission of claims to Medicaid that would be prohibited as self-referrals under the Stark Law for Medicare could implicate the False Claims Act.
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
Environmental matters
We are committed to maintaining compliance with all environmental laws applicable to our operations and products, and also realize that we need to begin to take steps to address our environmental footprint. We take our responsibility for environmental stewardship seriously and believe that we must do our part in addressing global climate change challenges. While we are early on this journey, we are committed to reducing our environmental impact. We aim to integrate sustainable business practices, energy-efficient technologies and eco-friendly products that advance our progress in reducing our carbon footprint, water consumption and waste.
We realize that our effectiveness in executing upon our environmental objectives first begins with understanding our environmental impact and carbon footprint. We engaged a third-party to complete an in-depth analysis of our 2020 and 2021 emissions, water and waste data. With this insight, we established a baseline from which to facilitate ongoing internal measuring, managing and reporting of these factors. We believe this foundation now better positions us to improve internal tracking systems, launch eco-friendly initiatives, normalize our metrics and establish science-based targets to reduce our environmental footprint over time.

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
Customer concentration and seasonality
We receive payment for our products and services from patients, biopharmaceutical partners, third-party payers and other business-to-business customers. As of December 31, 2021, our revenue has been primarily derived from test reports generated from our assays. See information regarding our customer concentration in Note 2, “Summary of significant accounting policies” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
We have historically experienced higher revenue in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal demand of our tests from patients who have met their annual insurance deductible. However, changes in our product and payer mix might cause these historical seasonal patterns to be different than future patterns of revenue or financial performance.
Human capital resources
Our people
The strength of our team and the culture in which we work is essential to our ability to achieve our broader mission. Attracting, developing and retaining exceptional employees is vitally important to us, but we also invest in creating a differentiated culture for our team that is designed to enable continuous innovation at scale. We want Invitae to be a force for good, a team that is helping make genetics and healthcare equally accessible to all.
We had approximately 3,000 employees as of December 31, 2021, of which approximately 55% are women and 45% men. Our management team is 25% women and 75% men, and our Board is 50% women and 50% men.
Our culture and mission
Our team is driven to make a difference for the patients we serve. We aim to be a highly functioning and collaborative team, well equipped to attract, acquire, onboard, develop and retain diverse talent and teams while leading culture and change management in support of business objectives. Our People & Culture business partners are embedded within leadership teams to help support our talent strategy throughout our organization.

Our total rewards philosophy
We aim to create a culture where our employees thrive and innovate at scale. We encourage an environment where employees are empowered to speak up, try new things and make decisions that push us forward. We provide employees with opportunities to grow and advance, supported by flexible work hours, flexible paid time off (uncapped, non-accrual), the ability to work remotely for many roles and the satisfaction of doing meaningful work.
We offer a competitive total rewards package, which includes base compensation, incentive compensation, equity, healthcare and insurance coverage, 401(k) (with a partial match), and a broad range of other benefits.
Our generous parental leave benefits are offered to new parents. This past year, we introduced a new health vendor to provide fertility and adoption benefits for our U.S. population as well as most of our global employees. Additionally, we have an employer-sponsored testing program, which provides employees and their covered dependents access to all of our genetic testing at no cost.
Diversity, Equity and Inclusion, or DEI
Our DEI mission is to engage, develop and retain talent from diverse backgrounds by fostering community, providing education and support, and advancing inclusive research and health equity globally. Our vision is to cultivate a place where we all belong. Today, 20% of employees are members of one or more of our nine active employee resource groups. And in attracting new employees, our hiring process has been designed to provide an equitable candidate experience, facilitate the inclusion of new perspectives, foster innovation and creativity, and leverage technology and data analytics to address gaps in representation. As of December 31, 2021, approximately 63% of our workforce was White, 18% Asian, 8% Hispanic, 5% Black or African American, 4% two or more races (not Hispanic or Latino) and 2% not self-identified based on our payroll system and individual self-identification. On our management team, 37% are people who identify as non-White and on our Board 33% so identify.
People development
We empower our employees to own their career path and seek out training programs to take them to the next level. We have invested in our training and development programs and infrastructure for our employees. Our Leadership Principles were introduced in January 2021. The ten principles capture what we have found to be critical skills and observable behaviors that best help our team deliver results. The Leadership Principles link all talent processes including hiring, talent development, differentiating performance, assessing potential, building a leadership pipeline, maintaining a strong leadership bench and succession planning.
People engagement
As part of our commitment to data-driven decision making, we conduct a monthly “Morale Survey” that asks our teammates three questions: how they feel about the company’s direction, what’s going well, and what’s not going well. We’ve been asking these questions consistently for several years so we can quickly identify trends as they emerge and inform management decision-making. We also initiated quarterly team surveys to gauge how employees feel about the effectiveness of their teams and the identification of “helpers” and “blockers” to cross functional success. Our leadership teams get feedback from these surveys regarding manager effectiveness, as well as annual updates about the health of our culture to support continuous improvement. Our surveys have the option for employees to escalate their comments to People & Culture to address and follow-up.
Health and safety
We are committed to maintaining and improving the health and safety of our employees. All employees are responsible for maintaining a safe workplace. We promote, train and ensure employees are following our protocols, rules, policies and practices and are reporting accidents, injuries and unsafe equipment, practices or conditions, in accordance with our Code of Business Conduct and Ethics and health and safety policies. In addition, we established an Enterprise Crisis Management Team that, along with the Employee Health and Safety Administrator, comprise the Steering Committee for pandemic response responsible for ensuring our COVID-19 policies and practices meet all necessary standards and regulations. Our response has evolved as the situation has evolved.

Information about our executive officers
The names of our executive officers and other corporate officers, and their ages as of March 1, 2022, are as follows:

Name	Age	Position
Sean E. George, Ph.D.	48	President, Chief Executive Officer, Director and Co-Founder
Thomas R. Brida	51	General Counsel and Secretary
Kenneth D. Knight	61	Chief Operating Officer
Robert L. Nussbaum, M.D.	72	Chief Medical Officer
Yafei (Roxi) Wen	49	Chief Financial Officer
Robert F. Werner	48	Chief Accounting Officer
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
Yafei (Roxi) Wen has served as our Chief Financial officer since June 2021. Prior to Invitae, she served as the Chief Financial Officer at Mozilla Corporation, overseeing finance and accounting, mergers and acquisitions, business development, data and analytics, information technology and engineering operations, workplace resources and sustainability. Prior to Mozilla, Roxi served as the Chief Financial Officer at Elo Touch Solutions and General Electric Critical Power following experience driving capital market and business finance efforts at Medtronic, a leading medical technology company. Roxi is a CFA charterholder and has a Master of Business Administration from the University of Minnesota.

Robert F. Werner has served as our Chief Accounting and Principal Accounting Officer since May 2020. Prior to that, Mr. Werner served as our Corporate Controller from September 2017. Prior to joining Invitae, from February 2015 to September 2017, Mr. Werner served as Vice President of Finance and Corporate Controller of Proteus Digital Health, Inc., a digital medicine pharmaceuticals company. Prior to that, Mr. Werner served as Corporate Controller and Principal Accounting Officer of CardioDx, Inc., a molecular diagnostics company, from March 2012 to February 2015. Mr. Werner is a Certified Public Accountant in California and started his career at Ernst & Young LLP. Mr. Werner holds a Bachelor of Science in Accounting and a Master of Accountancy in Professional Accounting from Brigham Young University’s Marriott School of Management.
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

ITEM 1A. Risk Factors
Risks related to our business and strategy
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the years ended December 31, 2021, 2020 and 2019, our net losses were $379.0 million, $602.2 million and $242.0 million, respectively. At December 31, 2021, our accumulated deficit was $1.7 billion. We expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $416.1 million, $240.6 million and $141.5 million and selling and marketing expenses of $225.9 million, $168.3 million and $122.2 million in 2021, 2020 and 2019, respectively. We expect these losses may increase driven by increased investments in research and development and selling and marketing as we focus on scaling our business and operations and expanding our testing capabilities. We have also experienced and may continue to experience decreases in test volume due to the impact of COVID-19. Additionally, in 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
We began operations in January 2010 and commercially launched our initial assay in late November 2013. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in a similar stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base; continue to implement and successfully execute our business and marketing strategy; identify, acquire and successfully integrate companies, assets or technologies in areas that are complementary to our business strategy; successfully enter into other strategic collaborations or relationships; obtain access to capital on acceptable terms and effectively utilize that capital; identify, attract, hire, retain, motivate and successfully integrate additional employees; continue to expand, automate and upgrade our laboratory, technology and data systems; obtain, maintain and expand coverage and reimbursement by healthcare payers; obtain and maintain sufficient payment by partners, institutions and individuals; provide rapid test turnaround times with accurate results at low prices; provide superior customer service; and respond to competitive developments. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new tests and expand our operations.
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations, research and development and selling and marketing activities and pursue acquisitions and integrate acquired businesses. We expect we will need to raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of our credit agreement restrict our ability to incur certain indebtedness and issue certain equity securities. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
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
As part of our business strategy, we have pursued and expect to continue to pursue acquisitions of complementary businesses or assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. Since 2017, we have acquired numerous companies, including companies in family health genetic information services, the patient data collection and platform industry, the non-invasive prenatal screen offering industry, the genetic information industry and the use of artificial intelligence in such industry, the pharmacogenetic testing industry, the oncology industry and the infectious disease industry.
With respect to our acquired businesses and any acquisitions we may make in the future, we may not be able to integrate these businesses successfully into our existing business, and we could assume unknown or contingent liabilities. For example, if we are unable to integrate ArcherDX's technology, people and distributed products business model into our existing business, we will not realize the expected benefits of that acquisition. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, as we experienced in the past, the loss of customers, payers, partners, suppliers or key management following the completion of any acquisitions by us could harm our business. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. We may also need to divert cash from other uses to fund these integration activities and these new businesses. Ultimately, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.
In connection with certain of our completed acquisitions, we have agreed to pay cash and/or stock consideration that is contingent upon the achievement of specified objectives, such as development objectives, regulatory submissions, regulatory approvals and revenue related to certain products. As of the date of the applicable acquisition, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating expense, which could have a material impact on our results of operations. As of December 31, 2021, we accrued $1.9 million of contingent consideration, which is related to our acquisition of Genelex.
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
Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we may need to continue to expand our sales force with qualified and experienced personnel. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If the value of our common stock declines significantly, as it has in the recent past, and remains depressed, or if we do not have enough shares authorized to grant equity awards to new and existing employees, it may prevent us from recruiting and retaining qualified employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business and support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.
We need to scale our infrastructure in advance of demand for our tests and other products and services, and our failure to generate sufficient demand for our products and services would have a negative impact on our business and our ability to attain profitability.
Our success depends in large part on our ability to extend our market position, to develop new products and services, to provide customers with high-quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our commercial operations, customer service, billing and systems processes and enhance our internal quality assurance program. We expect that much of this growth will be in advance of demand for our tests and other products and services. Our current and future expense levels are to a large extent fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our products and services is difficult to forecast, when revenue does not meet our expectations, we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our products and services will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.
We face risks related to health epidemics, including the ongoing COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. Global health concerns relating to COVID-19 have negatively affected the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, some of our personnel located at our headquarters and other offices in California, elsewhere in the United States and in other countries, have been subject to shelter-in-place or stay-at-home orders from state and local governments. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may continue to negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and may continue to adversely affect demand for our tests. In 2020, many of our customers, including hospitals and clinics, suspended non-emergency appointments and services, which resulted in a significant decrease in our test volume. Travel bans, restrictions and border closures have also impacted our ability to ship tests to and receive samples from our customers. While some of these measures have been lifted, they may be implemented again if COVID-19 is not contained or a new surge occurs. These measures have adversely affected and may continue to adversely affect our test volume, sales activities and results of operations.
The spread of COVID-19 caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, cancellation of physical participation in sales activities, meetings, events and conferences and increasing inventories of certain supplies because we have experienced supply delays and disruptions as a result of the COVID-19 pandemic and have also had to obtain supplies from new suppliers). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions have impacted our ability to fully integrate businesses we have acquired and may impact those we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with COVID-19, our operations will be impacted.
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
Specifically, difficult macroeconomic conditions, such as cost inflation, decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of COVID-19, as well as limited or significantly reduced points of access of our tests, could have a material adverse effect on the demand for our tests. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing our tests. Decreased demand for our tests, particularly in the United States, has negatively affected and could continue to negatively affect our overall financial performance.
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19 or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we continue to monitor the situation closely.
To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this section.
If third-party payers, including managed care organizations, private health insurers and government health plans, do not provide adequate reimbursement for our tests or we are unable to comply with their requirements for reimbursement, our commercial success could be negatively affected.
Our ability to increase the number of billable tests and our revenue will depend on our success achieving reimbursement for our tests from third-party payers. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary, cost-effective and has received prior authorization. The commercial success of our distributed products, including our therapy selection in vitro diagnostic, or IVD, products and our Personalized Cancer Monitoring product, or PCM, if approved, will depend on the extent to which our customers receive coverage and adequate reimbursement from third-party payers, including managed care organizations and government payers (e.g., Medicare and Medicaid).
Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication-by-indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our germline tests from most of the large commercial third-party payers in the United States, and the Centers for Medicare & Medicaid Services, or CMS, provides reimbursement for our multi-gene tests for hereditary breast and ovarian cancer-related disorders as well as colon cancer. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or co-payment requirement from the patient, which may result in further delay or decreased likelihood of collection.
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
We face intense competition, which is likely to intensify further as existing competitors devote additional resources to, and new participants enter, the markets in which we operate. If we cannot compete successfully, we may be unable to increase our revenue or achieve and sustain profitability.
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:
•dozens of relatively specialized competitors focused on genetics applied to healthcare, such as Ambry Genetics, a subsidiary of Konica Minolta Inc.; Athena Diagnostics and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated; Baylor-Miraca Genetics Laboratories; Caris Life Sciences, Inc.; Centogene AG; Color Genomics, Inc.; Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P.; Cooper Surgical, Inc.; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; Foundation Medicine, a subsidiary of Roche Holding AG; Fulgent Genetics, Inc.; Guardant Health, Inc.; Integrated Genetics, Sequenom Inc., Correlagen Diagnostics, Inc., and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings; Myriad Genetics, Inc.; Natera, Inc.; Perkin Elmer, Inc.; and Sema4 Genomics; as well as other commercial and academic labs;
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
We also face competition as a result of our 2020 acquisition of ArcherDX and our 2021 acquisition of Ciitizen. In particular, ArcherDX competes with numerous companies in the life sciences research, clinical diagnostics and drug development spaces, including, among others, Natera, QIAGEN N.V., Guardant Health, Inc., Thermo Fisher, Inc., Foundation Medicine, Caris Life Sciences, Inc., Tempus, Laboratory Corporation of America, Quest Diagnostics, Inc., NeoGenomics, Inc., BioReference Laboratories, Inc. and Illumina, Inc. Ciitizen competes with companies in the patient data platform business, including, among others, Picnic Health, All Stripes, Seqster, Apple, Flatiron Health, and Tempus.
We believe the principal competitive factors in our market are:
•breadth and depth of content;
•quality;
•reliability;

•accessibility of results;
•turnaround time of testing results;
•price and quality of tests;
•coverage and reimbursement arrangements with third-party payers;
•convenience of testing;
•brand recognition of test provider;
•additional value-added services and informatics tools;
•client service; and
•quality of website content.
Many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, higher margins on their tests, substantially greater financial, technological and research and development resources, selling and marketing capabilities, lobbying efforts, and more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests than we do, sell their tests at prices designed to win significant levels of market share, or obtain reimbursement from more third-party payers and at higher prices than we do. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-party payers are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of next generation sequencing for clinical diagnosis and preventative care increases. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. In the past, our competitors have been successful in recruiting our employees and may continue to recruit qualified employees from us. In addition, companies or governments that control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. Some of our competitors have obtained approval or clearance for certain of their tests from the U.S. Food and Drug Administration, or FDA. If payers decide to reimburse only for tests that are FDA-approved or FDA-cleared, or if they are more likely to reimburse for such tests, we may not be able to compete effectively unless we obtain similar approval or clearance for our tests. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our tests, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.
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
The market for patient data software is competitive, and our business will be adversely affected if we are unable to successfully compete.
The market for patient data software is competitive. Other than product innovation and access to healthcare data, there are no substantial barriers to entry in this market, and established or new entities may enter this market in the future. While software internally developed by enterprises represents indirect competition, we also compete directly with packaged application software vendors. In addition, we face actual or potential competition from larger companies such as Apple, and similar companies that may attempt to sell customer engagement software to their installed base.
We believe competition will continue to be substantial as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, broader brand recognition, and significantly greater financial, marketing and other resources. With more established and better-financed competitors, these companies may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to businesses to induce them to use their products or services. If we are unable to compete successfully, our business will be adversely affected.
Security breaches, privacy issues, loss of data and other incidents could compromise sensitive or personal information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store sensitive data, including protected health information, or PHI, personally identifiable information, genetic information, credit card information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based systems. We also communicate PHI and other sensitive patient data through our various customer tools and platforms. In addition to storing and transmitting sensitive data that is subject to multiple legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions to our business and operations or exposure to security vulnerabilities. These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In addition, there has recently been a significant increase in ransomware attacks, which could result in substantial harm to internal systems necessary for running our critical operations and revenue generating services.
The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take what we believe to be reasonable and appropriate measures, including a formal, dedicated enterprise security program, to protect sensitive information from various compromises (including unauthorized access, disclosure, or modification or lack of availability), our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. For example, we have been subject to phishing incidents in the past, and we may experience additional incidents in the future. Any such breach or interruption could compromise our networks, and the information stored therein could be accessed by unauthorized parties, altered, publicly disclosed, lost or stolen. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
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
In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that is scheduled to go into effect on January 1, 2023. The CPRA would, among other things, amend the CCPA to give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Virginia and Colorado have recently enacted similar privacy acts, and other jurisdictions in the United States are beginning to propose laws similar to the CCPA. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
Our business model assumes that we will be able to generate significant test volume, and we may not succeed in continuing to drive adoption of our tests to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. A lack of or delay in clinical acceptance of broad-based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing can be expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. Also, we may not be successful in increasing demand for our tests through our direct channel, in which we facilitate the ordering of our genetic tests by consumers through an online network of physicians.
If we are not able to generate demand for our tests at sufficient volume, or if it takes significantly more time to generate this demand than we anticipate, our business, prospects, financial condition and results of operations could be materially harmed.
We have devoted a portion of our resources to the development and commercialization of our therapy selection IVDs and to research and development activities related to our PCM product for cancer monitoring, including clinical and regulatory initiatives to obtain diagnostic clearance and marketing approval. The demand for these regulated products is unproven, and we may not be successful in achieving market awareness and demand for these products through our sales and marketing operations.
If our therapy selection IVDs and PCM products and related services do not perform as expected, we may not realize the expected benefits of our acquisition of ArcherDX.
The success of our therapy selection IVDs and PCM products depends on the market’s confidence that we can provide reliable products that enable high quality diagnostic testing with high sensitivity and specificity and short turnaround times. There is no guarantee that the accuracy and reproducibility we demonstrated in the research use only, or RUO, market will continue as we launch commercial IVD products and our product deliveries increase and product portfolio expands.
Our RUO products, therapy selection IVDs and PCM products and related services use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or result in longer than expected turnaround times. In addition, laboratories are required to validate their processes before using these products for clinical purposes. These validations are outside of our control. If our products do not perform, or are perceived to not have performed, as expected or favorably to competitive products, our consolidated operating results, reputation, and business will suffer, and we may also be subject to legal claims arising from product limitations, errors, or inaccuracies.
In addition, we plan to match our test reports for therapy selection IVDs to identified mutations with FDA-approved targeted therapies or relevant clinical trials of targeted therapies. If a patient or physician who orders a test using one of our products is unable to obtain, or be reimbursed for the use of, targeted therapies because they are not indicated in the FDA-approved label for treatment, the patient is unable to enroll in an identified clinical trial due to the enrollment criteria of the trial, or some other reason, the ordering physician may conclude the test report does not contain actionable information. If physicians do not believe our products consistently generate actionable information about their patients’ disease or condition, they may be less likely to use our products. Any of the foregoing could have a material adverse effect on our ability to realize the intended benefits of our acquisition of ArcherDX.
Furthermore, we cannot provide assurance that customers will always use these products in the manner in which intended. Any intentional or unintentional misuse of these products by customers could lead to substantial civil and criminal monetary and non-monetary penalties, and could result in significant legal and investigatory fees.
The future growth of our distributed products business is partially dependent upon regulatory approval and market acceptance of our IVD products.
We anticipate that the future success of our distributed products business will depend in large part on our ability to effectively introduce enhanced or new offerings of IVD products. The development and launch of enhanced or new products and services, whether RUO or IVD, require the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and require us to accurately anticipate patients’, providers’ and, if applicable, payers’ attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve its goals on a timely basis, or at all.
We have limited experience commercializing IVD products. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new products or new services and result in increased costs and the diversion of management’s attention and resources from other business matters.
An important factor in our ability to commercialize our distributed products is collecting data that supports their value proposition. The data collected from any studies we complete may not be favorable or consistent with its existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for these products. This is particularly true with respect to service defects and errors. Any of the foregoing could have a negative impact on our ability to commercialize our future products, which could have a material adverse effect on the growth of our business and our results of operations.
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
Our planned therapy selection IVDs and PCM products are currently being developed to use only Illumina’s sequencing platform. Without access to these sequencers, we would be unable commercialize these products. In addition, any efforts to validate these distributed products on additional sequencing platforms would require significant resources, expenditures and time and attention of our management, and there is no guarantee that we would be successful in implementing any such sequencing platforms in a commercially sustainable way.
We depend on our information technology systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our bioinformatics analytical software systems, our database of information relating to genetic variations and their role in disease process and drug metabolism, our patient data platform, our clinical report optimization systems, our customer-facing web-based software, our customer reporting, and our various customer tools and platforms. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance and other infrastructure operations. In addition, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities, including financial reporting.
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
If our laboratories or other facilities become inoperable due to disasters, health epidemics or for any other reasons, we will be unable to perform our tests and our business will be harmed.
We perform all of our tests at our production facilities in San Francisco and Irvine, California, in Golden, Colorado, in Iselin, New Jersey, and in Seattle, Washington. We also plan to open a new laboratory and production facility in Morrisville, North Carolina. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable or inaccessible due to natural or man-made disasters, including earthquakes, hurricanes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. If a natural disaster were to damage one of our facilities significantly or if other events were to cause our operations to fail or be significantly curtailed, we may be unable to manufacture our products, provide our services, or develop new products. For example, we temporarily closed our office in Boulder, Colorado and our warehouse in Louisville, Colorado following the December 2021 wildfire in Boulder County, Colorado. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. The inability to open the planned facility in North Carolina, delays in opening such facility or failure to obtain required permits, licenses, or certifications could result in increased costs and prevent us from realizing the intended benefits of the new facility.
The loss of any member or change in structure of our senior management team could adversely affect our business.
Our success depends in large part upon the skills, experience and performance of members of our executive management team and others in key leadership positions. The efforts of these persons are critical to us as we continue to develop our technologies and test processes and focus on scaling our business. If we were to lose one or more key executives, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. All of our executives and employees are at-will, which means that either we or the executive or employee may terminate their employment at any time. We do not carry key person insurance for any of our executives or employees. In addition, we do not have a long-term retention agreement in place with our president and chief executive officer.
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
Under standard clinical practice, tumor biopsies removed from patients are preserved and stored in formalin-fixed paraffin embedded, or FFPE, format, and liquid biopsies are taken with a blood draw and stored in blood collection tubes. In order to add additional indications to our IVD products, if approved, we will need to secure access to these FFPE tumor biopsy and liquid biopsy samples, as well as information pertaining to the clinical outcomes of the patients from which they were derived for IVD development activities. Others compete with us for access to these samples. Additionally, the process of negotiating access to samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. We have in the past and may in the future be unable to negotiate access to tissue samples on a timely basis or on commercially reasonable terms, or at all. If we are unable to obtain access to these samples, or if other laboratories or competitors secure access to these samples before us, our ability to research, develop and commercialize future IVD products will be limited or delayed.
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
•natural disasters and outbreaks of disease, including the ongoing COVID-19 pandemic;
•political and economic instability, including wars such as the current conflict in Ukraine, terrorism and political unrest, boycotts, curtailment of trade, government sanctions and other business restrictions;
•inflationary pressures, such as those the global market is currently experiencing, which have and may increase costs for materials, supplies, and services; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.
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
At December 31, 2021, our total gross deferred tax assets were $640.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets are primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or premarket approval, and post-market controls). See Part I, Item 1. under the heading "Federal oversight of laboratory developed tests" for a description of applicable federal regulations, which is incorporated by reference herein.
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
The European Union transitions to a new regulation for in vitro diagnostic devices in May 2022, the In Vitro Diagnostic Regulation, or IVDR, which changes the regulatory status of a substantial number of IVDs. The percentage of devices requiring approval from a notified body is estimated to be shifting from 15% of devices under the current directive to between 70% and 90% of devices under the new regulation. Notified bodies must themselves be certified to the new regulation, and few have as of 2022. Consequently, notified bodies may have little or no capacity for new clients. LDTs are newly considered IVDs and subject to the IVDR, requiring approval from a notified body to be marketed. An amendment to the IVDR was adopted in December 2021, coming into force January 28, 2022, that extends the transition period for some provisions of the IVDR between one and six years. However, if we are unable to obtain a Conformitè Europëenne ("CE") Mark on our products under the European Directive 98/79/EC, or IVDD, before May 2022 or implement the provisions of the IVDR that have not been delayed, we will not be able to take advantage of the extension. Moreover, any significant changes to one of our tests after May 2022 may cause it to be subject to the new regulations. If we are unable to secure a notified body or complete registration in time for implementation of the new regulation, our existing tests cannot be marketed in Europe.
If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certifications to conduct our tests at our laboratories in California, Colorado, New Jersey, and Washington. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.

We are also required to maintain in-state licenses to conduct testing in California, New Jersey and Washington. California, New Jersey and Washington laws establish standards for day-to-day operation of our clinical reference laboratories in those states, which include the training and skills required of personnel and quality control. Our Colorado laboratory is not required to maintain a state clinical laboratory license.
Several states require the licensure of out‑of‑state laboratories that accept specimens from those states. All our laboratories hold the required state laboratory licenses for California, Maryland, Pennsylvania, and Rhode Island, and all our laboratories, with the exception of Colorado, hold a New York State permit.
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

We may not be able to obtain regulatory clearance or approval of our IVD products, or even if approved, such products may not be approved for guideline inclusion, which could adversely affect our ability to realize the intended benefits of our acquisition of ArcherDX.
A significant portion of our therapy selection and personalized cancer monitoring commercial strategy, including for PCM, relies on receiving regulatory approvals with guideline inclusion to strengthen our position in establishing coverage and reimbursement of our IVD products with both public and private payers. If we do not receive such regulatory approvals in a timely manner or at all, or we are not successful in obtaining such guideline inclusion, we may not be able to commercialize our IVD products. Additionally, third-party payers may be unwilling to provide sufficient coverage and reimbursement for these products necessary for hospitals and other healthcare providers to adopt our solutions as part of their oncological treatment strategy. We have also focused our efforts on the development of PCM for FDA clearance and approval as a prognostic device for predicting recurrence of a primary cancer after initial treatment, which can include surgery alone or surgery plus adjuvant therapy.
Moreover, development of the data necessary to obtain regulatory clearance and/or approval of an IVD is time-consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA clearance and/or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, any of which may materially impact our ability to realize the expected benefits of our acquisition of ArcherDX.
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
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, as amended, and its implementing regulations, clinical laboratories must report to CMS private payer rates beginning in 2017, and then in 2023 and every three years thereafter for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests and every year for advanced diagnostic laboratory tests.
We have not sought "advanced diagnostic laboratory test" status for our tests, but in the event that we seek designation for one or more of our tests as an advanced diagnostic laboratory test and the tests are determined by CMS to meet these criteria or new criteria developed by CMS, we would be required to report private payer data for those tests annually. Otherwise, we will be required to report private payer rates for our tests on an every three years basis starting in 2023. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties.
See Part I, Item 1. under the heading "Reimbursement" for a description of how public and private payors pay for our products and services, which is incorporated by reference herein. Changes in these payments and the methodologies used to determine payment amounts could have a significant impact on our financial condition, results of operations and cash flows.
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
Risks related to our intellectual property
One of our competitors has alleged that our Anchored Multiplex PCR, or AMP, chemistry and products using AMP are infringing on its intellectual property, and we may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on our business as well as our financial condition and results of operations, and the intended benefits of our acquisition of ArcherDX.
ArcherDX’s AMP chemistry underlies all of its RUO products and is also the foundation of our therapy selection IVDs and PCM. One of ArcherDX’s competitors, Natera, Inc., or Natera, has filed complaints against ArcherDX, Invitae and Genosity alleging that our products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe certain patents. A description of this ongoing litigation is provided in Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
If any of our products or our use of AMP chemistry is found to infringe any of Natera's patents, we could be required to redesign our technology or obtain a license from Natera to continue developing, manufacturing, marketing, selling and commercializing AMP and related products. However, we may not be successful in the redesign of its technology or able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving Natera and other third parties the right to use the same technologies licensed to us, and Natera could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing our products that are found to be infringing. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed Natera's asserted patents. Even if we were ultimately to prevail, litigation with Natera could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
We cannot reasonably estimate the final outcome, including any potential liability or any range of potential future charges associated with these litigations. However, any finding of infringement by us of Natera's asserted patents could have a material adverse effect on our business and the benefits we expected to achieve through our acquisition of ArcherDX, as well as our financial condition and results of operations.
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
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. As we acquire companies, we will need to establish adequate controls and integrate them into our internal control system. We need to maintain and enhance these processes and controls as we grow and we have required, and may continue to require, additional personnel and resources to do so.
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
In October 2020, we entered into a credit agreement with Perceptive Credit Holdings II, LP, pursuant to which we borrowed an aggregate principal amount of $135.0 million, or the 2020 Term Loan. The 2020 Term Loan is secured by a first priority lien on all of our and our subsidiaries’ assets (including our intellectual property) and is guaranteed by our subsidiaries, in each case, excluding certain excluded assets and immaterial subsidiaries. If the 2020 Term Loan is prepaid, we may be required to pay a prepayment fee of up to 6% and a make-whole fee, in each case depending on when the prepayment is made. Our 2020 Term Loan bears interest at an annual rate equal to three-month London Interbank Offered Rates, or LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75% and is therefore sensitive to changes in interest rates. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we will endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States; provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. We cannot predict what the impact of any such alternative rate would be to our interest expense. However, the discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on our interest expense and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to the 2020 Term Loan, and implementing changes to our systems and processes.

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
In September 2019, we issued $350.0 million aggregate principal amount of our convertible senior notes due 2024 in a private placement, in October 2020 we entered into our credit agreement and borrowed $135.0 million through the 2020 Term Loan and in April 2021 we issued $1,150.0 million on aggregate principal amount of our convertible senior notes due 2028 in a private placement.
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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The closing price of our common stock on NYSE ranged from $9.68 to $53.62 between February 1, 2021 through January 31, 2022. Broad market and industry factors, including the COVID-19 pandemic, as well as general economic, political and geopolitical, and market conditions such as recessions, wars, elections, interest rate changes, or cost inflation, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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
Section 27 of the Securities Exchange Act of 1934, or Exchange Act, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our certificate of incorporation will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act of 1933, or Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our certificate of incorporation will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2021, we had outstanding 228.1 million shares of our common stock, options to purchase 3.0 million shares of our common stock (of which 2.6 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 16.2 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employees' continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include 10.2 million shares of common stock that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions, shares that may be issuable in the future in connection with the convertible senior notes, or shares issuable pursuant to our May 2021 sales agreement with Cowen and Company, LLC under which we may offer and sell from time to time at our sole discretion up to $400 million of shares of our common stock. In addition, as of December 31, 2021, 10.2 million and 2.1 million shares of common stock are available for future issuance under our 2015 Stock Incentive Plan and Employee Stock Purchase Plan, respectively, and as of January 1, 2022, 9.1 million and 2.3 million additional shares of common stock became available for future issuance under our 2015 Stock Incentive Plan and our Employee Stock Purchase Plan, respectively. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Our headquarters and main production facility is located in San Francisco, California, where we currently lease and occupy approximately 103,000 square feet of laboratory and office space. The lease for this facility expires in July 2026 and we may renew the lease for an additional ten years.
We also lease approximately 585,000 square feet of additional office and laboratory space domestically in California, Colorado, Massachusetts, New Jersey, New York, North Carolina and Washington, and internationally in Australia, Belgium and Israel.
We believe that our facilities are adequate for our current needs and that additional space will be available on commercially reasonable terms if required.
ITEM 3.    Legal Proceedings
For a discussion of legal matters as of December 31, 2021, see Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which is incorporated into this item by reference.
ITEM 4.    Mine Safety Disclosure
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been publicly traded on the New York Stock Exchange under the symbol “NVTA” since February 12, 2015. Prior to that time, there was no public market for our common stock.
As of February 25, 2022, there were 297 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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

Comparison of Historical Cumulative Total Return Among Invitae Corporation, the S&P 500 Index and the S&P 500 Healthcare Index (*)

$500
$400
$300
$200
$100
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Invitae Corporation
S&P 500
S&P 500 Healthcare

_______________________________________________________________
(*)The above graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2016 through December 31, 2021 for: (i) our common stock; (ii) the S&P 500 Index; and (iii) the S&P 500 Healthcare Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are not intended to be forecasts or indicative of future stockholder returns.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Invitae Corporation	$100.00	$114.36	$139.29	$203.15	$526.57	$192.32
S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
S&P 500 Healthcare Index	$100.00	$120.00	$125.63	$149.10	$166.14	$206.29

ITEM 6.     [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Historic results are not necessarily indicative of future results.
Business overview
We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, personalized oncology, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets and businesses, which expanded our suite of genome management offerings and established a broader entry into key genomics markets. We are building a platform to harness genetics on a global scale to diagnose more patients correctly, earlier and bring therapies to market faster. Our genome management offerings will provide information services to the patient that are intended to enhance the customer experience through personalized insights, technology-enabled services and network connections that inform genetic healthcare throughout life.
In 2021, we completed the acquisitions of Reference Genomics, Inc. d/b/a One Codex, or One Codex, Genosity, Inc., or Genosity, Medneon LLC, or Medneon, Ciitizen Corporation, or Ciitizen, and Stratify Genomics Inc., or Stratify. One Codex is a data platform for applied microbial genomics. Its acquisition adds capabilities across microbiome and infectious disease testing capabilities and allows us to deliver a high-quality, low-cost, end-to-end metagenomics product (sequencing and results) and enables the development of future offerings in infectious disease, preterm birth and wellness.
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
The Medneon digital platform combines artificial intelligence and human insights with actionable information regarding an individual's cancer risk to inform precision prevention and management over time at the point-of-care or through telemedicine.
Ciitizen is a patient-centric consumer health tech company working to build a global platform to help patients collect, organize, store and share their medical records digitally.
Stratify is a cancer risk stratification company for the general population offering a prostate risk score product and is dedicated to advancing the knowledge of genetic predisposition to cancer and other diseases so that practitioners can screen more effectively and efficiently.
In October 2020, we completed the acquisition of ArcherDX, Inc., or ArcherDX, a genomics company democratizing precision oncology by offering a suite of products and services that are accurate, personal, actionable and easy to use in local settings, thereby empowering clinicians to control the sample, data, patient care and economics. As part of the acquisition, we agreed to pay contingent consideration based on the achievement of five post-closing development, regulatory and revenue milestones. The first milestone was achieved in November 2020, and in June 2021, three additional milestones were achieved or deemed to be achieved. The remaining milestone is based upon receiving FDA clearance or approval of a therapy selection IVD, which per the terms of the acquisition agreement, must be completed by March 31, 2022, subject to certain extensions. Based on the current development timeline, during the year ended December 31, 2021, we determined that this milestone will not be met by the required achievement date per the acquisition agreement, although we expect to receive FDA clearance or approval at a later date.
We have experienced rapid growth. For the years ended December 31, 2021, 2020 and 2019, our revenue was $460.4 million, $279.6 million and $216.8 million, respectively, and we incurred net losses of $379.0 million, $602.2 million and $242.0 million, respectively. At December 31, 2021, our accumulated deficit was $1.7 billion. To meet the demands of scaling our business, we increased our number of employees to approximately 3,000 at December 31, 2021 from approximately 2,100 at December 31, 2020. Our sales force grew to approximately 330 at December 31, 2021 from approximately 300 at December 31, 2020. We expect headcount will continue to increase as we add staff to support anticipated growth.
Sales of our tests have grown significantly. In 2021, 2020 and 2019, we generated 1,169,000, 659,000 and 469,000 billable units, respectively. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped. We refer to the set of reagents needed to perform an

NGS test as a "reaction." Through December 31, 2021, approximately 57% of the billable volume generated were billable to patients, biopharmaceutical partners and other business-to-business customers (e.g., hospitals, clinics, medical centers), and the remainder were billable to government and private insurance payers. Many of the gene tests on our assays are reimbursable by health insurance companies. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
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
We believe that the keys to our future growth will be to increase billable volume, achieve broad reimbursement coverage for our tests from third-party payers and increase the amount we receive from other types of payers, advance digital health solutions and data services, drive down the price for genetic analysis and interpretation, reduce the costs associated with performing our genetic tests, steadily increase the amount of genetic content we offer, consistently improve the client experience, drive physician and patient utilization of our website for ordering and delivery of results and increase the number of strategic partners working with us to add value for our clients. We also believe that providing a unique genetic testing platform that is agnostic to stage of life or disease category will deliver unique benefits to customers, payers and other institutions that are seeking to make genetic information a standard element of healthcare decisions in the future.
Impact of COVID-19
Our daily test volumes have recovered from the low in March 2020, although the ongoing COVID-19 pandemic continues to impact our business operations and practices. While we expect it may continue to impact our business, we experienced limited disruption during 2021. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
In response to the pandemic, we have implemented measures to protect the health of all of our employees during this time with additional measures in place to better protect our on-site lab production and support teams. Our production facilities currently remain fully operational. While we have not experienced significant disruption in our supply chain, we have experienced supply delays as a result of the COVID-19 pandemic and have also had to obtain supplies from new suppliers. Although we do not yet know the ongoing impact COVID-19 will have on our supply chain, we have increased our inventory on hand to respond to potential future disruptions that may occur.
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
Given the unknown duration and extent of COVID-19’s impact on our business, and the healthcare system in general, we continue to monitor evolving market conditions and have pivoted our focus and investments on the commercial execution of workflows that support remote ordering, online support and telehealth. Approximately 8% of our workforce as of March 2020 was impacted by a reduction in force in April 2020 in an initiative to manage costs and cash burn, which resulted in one-time costs in the second quarter of 2020 of $3.8 million. In addition, effective May 2020, we reduced the salaries of our named executive officers by approximately 20%, which ceased as of January 2021.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law as a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system. In April 2020, we received $3.8 million as a part of this initiative, and in January 2021, we received an additional $2.3 million. These payments were recognized as other income, net in our consolidated statements of operations in the periods received. At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act.

Factors affecting our performance
Number of billable units
Our centralized test revenue is tied to the number of tests which we bill third-party payers, biopharmaceutical partners, other business-to-business customers (e.g., hospitals, clinics, medical centers), or patients. Our decentralized product revenue is based upon the number of individual reactions we ship biopharmaceutical partners and other business-to-business customers. We refer to the set of reagents needed to perform an NGS test as a "reaction," and we refer to billable events that include individual test reports released and individual reactions shipped as billable units. We typically bill for our services following delivery of the billable report derived from testing samples and interpreting the results. For units manufactured for use by customers in distributed facilities, we typically bill customers upon shipment of those units. Test orders are placed under signed requisitions or contractual agreements, as we often enter into contracts with biopharmaceutical partners, other business-to-business customers and insurance companies. We incur the expenses associated with a unit in the period in which the unit is processed regardless of when payment is received with respect to that unit. We believe the number of billable units in any period is an important indicator of the growth in our testing business, and with time, this will translate into the number of customers accessing our platform.
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
Success obtaining and maintaining reimbursement
Our ability to increase volume and revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 322 million lives, comprised of Medicare, national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.
Ability to lower the costs associated with performing our tests
Reducing the costs associated with performing our genetic tests is both a focus and a strategic objective of ours. Over the long term, we will need to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes, modifying our platform-agnostic assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improve how we manage our materials, port some tests onto a next generation sequencing platform and negotiate favorable terms for our materials purchases. We also intend to continue to design and implement hardware and software tools that are designed to reduce personnel-related costs for both laboratory and clinical operations/medical interpretation by increasing personnel efficiency and thus lowering labor costs per test. Finally, we plan to reduce the cost of providing test equipment and software to laboratories and other facilities in the United States and internationally. Those efforts are designed to enable more rapid expansion of genetic testing and patient access, enlarging our geographic footprint outside the United States while achieving lower costs.

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
Investment in our business and timing of expenses
We plan to continue to invest in our genetic testing and information management business. We deploy state-of-the-art technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and capabilities as well as our information systems. We plan to do this through the acquisition of assets and businesses and expansion of our workforce and facilities, such as our new laboratory and production facility in North Carolina and the genomic laboratory space added through the acquisition of Genosity, which we expect to support our continued growth by significantly expanding our testing capacity. We also expect to incur software development costs as we seek to further automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our customers' experience, and expand the functionality of our website. We also expect to incur costs as we seek to provide the testing equipment and software necessary to enable decentralized genetic and genomic testing in the United States and internationally. We will incur costs related to marketing and branding as we spread our initiatives beyond our current customer base and focus on providing access to customers through our website. We plan to hire additional personnel as necessary to support anticipated growth, including software engineers, sales and marketing personnel, billing personnel, research and development personnel, medical specialists, biostatisticians and geneticists. We will also incur additional costs related to the expansion of our production facilities to accommodate growth and as we expand domestically and internationally, including increased operating costs and capital expenditures related to the buildout of our new laboratory and production facility in North Carolina. In addition, we will incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business.
How we recognize revenue
We generally recognize revenue on an accrual basis, which is when a customer obtains control of the promised goods or services, typically a test report, or upon shipment of our precision oncology products. Accrual amounts recognized are based on estimates of the consideration that we expect to receive, and such estimates are adjusted and subsequently recorded until fully settled. Changes to such estimates may increase or decrease revenue recognized in future periods. Revenue from our tests may not be equal to billed amounts due to a number of factors, including differences in reimbursement rates, the amounts of patient payments, the existence of secondary payers and claim denials. Some test orders are placed under signed requisitions or contractual agreements, and we often enter into contracts with biopharmaceutical partners, other business-to-business customers and insurance companies that include pricing provisions under which such tests are billed.
Pharma development service revenues are generated primarily from custom assay design services, sample processing activities and consultative inputs, which is separate from revenue generated by any related or unrelated product component. Revenue is recognized as samples are processed or scope of work is completed based on contracted agreements with those biopharmaceutical customer companies.
Under these collaborations we also generate revenue from achievement of milestones, provision of on-going support, and related pass-through costs and fees. We generally have distinct performance obligations for development milestones related to our development of a companion diagnostic device. We use a cost plus a margin approach to estimate the standalone value of our companion diagnostic development service performance obligations. Revenue is recognized over time using input methods based on our assessments of performance completed to date toward each milestone.

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
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering our products and services and includes expenses for materials and supplies, personnel-related costs, freight, costs for lab services, genetic interpretation and clinical trial support, equipment and infrastructure expenses and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect cost of revenue to generally increase in line with the increase in billable volume, however, we expect a future increase in amortization of acquired intangible assets that is not dependent on billed volume. We anticipate our cost per unit for existing tests will generally decrease over time due to the efficiencies we expect to gain as volume increases and from automation and other cost reductions. These reductions in cost per unit will likely be offset by new offerings which often have a higher costs per unit during the introductory phases before we are able to gain efficiencies. The cost per unit may fluctuate significantly from quarter to quarter.
Operating expenses
Our operating expenses are classified into three categories: research and development, selling and marketing, and general and administrative. For each category, the largest component is generally personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.
Research and development
Research and development expenses represent costs incurred to develop our technology and future offerings. These costs are principally for process development associated with our efforts to expand the number of genes we can evaluate, our efforts to lower the costs per unit and our development of new products to expand our platform. We have and may continue to partner with other companies to develop new technologies and capabilities we expect to invest capital and incur significant operating costs to support these development efforts. In addition, we incur process development costs to further develop the software we use to operate our laboratories, analyze generated data, process customer orders, validate clinical activities, enable ease of customer ordering, deliver reports and automate our business processes. These costs consist of personnel-related costs, laboratory supplies and equipment expenses, consulting costs, amortization of acquired intangible assets, and allocated overhead including rent, information technology, equipment depreciation and utilities.
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to significantly increase as we continue our efforts to develop additional offerings, make investments to reduce costs, streamline our technology to provide patients access to testing, scale our business domestically and internationally and acquire and integrate new technologies. As a percentage of revenue, we expect research and development expenses to trend lower as we continue our efforts on scaling our business and operations and expanding our testing capabilities.
During October 2020 through our acquisition of ArcherDX, we recognized $512.4 million of in-process R&D technology for two assets representing a therapy selection IVD and PCM technologies, both using an income approach. We estimate these technologies to be developed in the next few years with significant development costs through completion.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, including commissions, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing expenses to increase as we continue to build our brand and focus on advertising our products and services. As a percentage of revenue, we expect our selling and marketing expenses to trend lower as we continue our efforts on scaling our business and operations and expanding our testing capabilities.
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
Change in fair value of contingent consideration
Changes in fair value of contingent consideration are adjustments to contingent consideration related to business combinations. We expect these changes to fluctuate significantly from period to period due to fair value adjustments that are dependent on many factors, including the value of our common stock and our assessment of the probability of meeting certain acquisition-related milestones within the terms of the respective acquisition agreements, including certain prescribed deadlines for achievement.
With respect to the ArcherDX final milestone, the liability was reduced to nil as of as of June 30, 2021 from $262.5 million as of March 31, 2021 from $287.7 million as of December 31, 2020, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. As a result of our reassessment, we do not believe achievement of the conditions will occur within the specified timeframe prescribed in the acquisition agreement. We expect FDA clearance or approval of a therapy selection IVD at a later date subject to resolution of the necessary steps.
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
Interest expense
Interest expense is primarily attributable to interest incurred related to our debt financings and finance leases. See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report for more details.
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
Shipping and handling fees billed to customers are recorded as revenue on the consolidated statements of operations. The associated shipping and handling costs are recorded in cost of revenue.
Other revenue
Other revenue is primarily generated from pharma development services provided to biopharmaceutical companies related to companion diagnostic development as well as through collaboration agreements and genome network contracts.
Contracts for companion diagnostic development consist primarily of milestone-based payments along with annual fees and marked-up pass-through costs. The arrangements are treated as short-term contracts for revenue recognition purposes because they allow termination of the agreements by the customers with 30 to 120 days’ written notice without a termination penalty. Upon termination, customers are required to pay for the proportion of services provided under milestones that were in progress. We recognize revenue in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenue over time based on the progress made toward achieving the performance obligation, utilizing input methods, including labor hours expended, tests processed, or time elapsed, that measure our progress toward the achievement of the milestone.

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
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value in change in fair value of contingent consideration in our consolidated statements of operations.
Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.
Asset acquisitions
In circumstances where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not considered a business and we account for the transaction as an asset acquisition. We recognize the assets acquired based on their relative fair value, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts. The form of consideration transferred may be cash, liabilities incurred, or equity interests issued.
Goodwill and indefinite lived intangibles
In accordance with ASC 350, Intangibles - Goodwill and Other we do not amortize goodwill or other intangible assets with indefinite lives, including in-process research and development, but rather test them for impairment. ASC 350 requires us to perform an impairment review of our goodwill balance at least annually, which we do in the fourth quarter of each year for our single consolidated reporting unit, and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We did not incur any goodwill impairment losses in any of the periods presented.

Stock-based compensation
We incur stock-based compensation expense for awards granted to employees and directors and for inducement awards granted in connection with our business acquisitions. Stock-based compensation expense is measured at the date of grant and is based on the estimated fair value of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock unit ("RSU") awards, and on an accelerated basis for performance-based restricted stock unit ("PRSU") awards. We recognize stock-based compensation expense associated with PRSU grants when we determine the achievement of performance conditions is probable. In determining the fair value of stock options and employee stock purchase plan ("ESPP") purchases, we estimate the grant date fair value and the resulting stock-based compensation expense using the Black-Scholes option-pricing model. We estimate the grant date fair value of RSU and PRSU awards based on the grant date share price.
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
Income taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Significant judgment is required in determining the net valuation allowance which includes our evaluation of all available evidence including past operating results, estimates on future taxable income and acquisition-related tax assets and liabilities. As of December 31, 2021, we recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
Results of operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under Part II, Item 7. in our Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Dollar Change	% Change
	2021	2020
Revenue:
Test revenue	$444,072	$272,310	$171,762	63%
Other revenue	16,377	7,288	9,089	125%
Total revenue	460,449	279,598	180,851	65%
Cost of revenue	348,669	198,275	150,394	76%
Research and development	416,087	240,605	175,482	73%
Selling and marketing	225,910	168,317	57,593	34%
General and administrative	248,070	270,029	(21,959)	(8)%
Change in fair value of contingent consideration	(386,646)	54,544	(441,190)	NM
Loss from operations	(391,641)	(652,172)	260,531	40%
Other income (expense), net	25,678	(32,332)	58,010	NM
Interest expense	(49,900)	(29,766)	(20,134)	(68)%
Net loss before taxes	(415,863)	(714,270)	298,407	42%
Income tax benefit	(36,857)	(112,100)	75,243	67%
Net loss	$(379,006)	$(602,170)	$223,164	37%
NM - Not Meaningful
Revenue
The increase in revenue of $180.9 million for the year ended December 31, 2021 compared to the same period in 2020 was due primarily to increased billable volume due to growth in our business. Billable volume increased to approximately 1,169,000 during the year ended December 31, 2021 compared to 659,000 in the same period in 2020, an increase of 77% due to growth in the business as well as lower billable volume in the prior year period as a result of the impact of COVID-19. Average revenue per unit decreased to $380 during the year ended December 31, 2021 compared to $413 in the same period in 2020, primarily due to changes in payer and product mix, as well as reductions in pricing for some payers as we focus on providing cost effective genetic testing.
Cost of revenue
The increase in the cost of revenue of $150.4 million for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to increased billable volume. For the year ended December 31, 2021, the number of units billed increased to approximately 1,169,000 from approximately 659,000 for the same period in 2020. Cost per unit was $298 in 2021 compared to $299 in 2020. The slight decrease in cost per unit is primarily attributable to the significant increase in billable volume in 2021. The billable volume during the prior year period was lower as a result of the impact of COVID-19. The decrease was offset by changes in product mix, an increase in amortization of acquired intangible assets of $28.0 million, an increase in stock-based compensation of $10.1 million as well as an increase in write downs of certain inventory items of $9.7 million.
Research and development
The increase in research and development expense of $175.5 million for the year ended December 31, 2021 compared to the same period in 2020 was due to the growth of the business as well as the impact of acquisitions. The increase in research and development expenses principally consisted of the following elements: personnel-related costs increased by $83.3 million as a result of headcount growth; professional fees increased by $32.4 million; lab-related expenses increased by $20.8 million primarily due to costs related to lab services and supplies; technology costs increased by $18.5 million due to higher spending on networking cloud computing services and software licenses; facilities-related expenses increased by $8.3 million primarily due to expansion initiatives; acquisition and other expenses increased by $6.3 million; and depreciation and amortization increased by $5.9 million.
Selling and marketing
The increase in selling and marketing expenses of $57.6 million for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to the growth of the business and our increased spending on sales initiatives subsequent to our cut backs in the second quarter of 2020 in response to COVID-19. The increase in selling and marketing expenses principally consisted of the following elements: personnel-related costs increased by $39.0 million due to increases in headcount and sales commissions; marketing costs increased by $6.3 million principally for branding initiatives and advertising; depreciation and amortization increased by $2.9 million; information technology costs increased by $2.9 million; facilities-related expenses by $2.3 million; professional services and other increased by $2.2 million; and travel and entertainment increased by $2.0 million.
General and administrative
The decrease in general and administrative expenses of $22.0 million for the year ended December 31, 2021 compared to the same period in 2020 was due to the nonrecurring effect of acquisitions in 2020, partially offset by growth in the business. Acquisition-related expenses declined by $105.5 million due to the post-combination expense related to the acceleration of unvested equity from our acquisition of ArcherDX included in the prior year period. These decreases were partially offset by increases due to growth in the business including personnel-related costs, which increased by $49.0 million primarily due to higher headcount; legal fees increased by $14.3 million primarily for litigation-related expenses; professional services increased by $11.8 million related to consulting services; and other corporate expenses increased by $8.4 million.
Change in fair value of contingent consideration
The decrease in the change in fair value of contingent consideration of $441.2 million for the year ended December 31, 2021 compared to the same period in 2020 was due principally to adjustments to decrease our contingent consideration liability related to ArcherDX resulting from a decrease in the value of our common stock and the removal of our contingent consideration liability relating to the outstanding milestone for FDA clearance or approval of a therapy selection IVD. The adjustments to decrease our contingent consideration were due to our determination that this milestone will not be achieved in the timeframe prescribed in the acquisition agreement, although we expect to receive FDA clearance or approval at a later date.
Other income (expense), net
The increase in other income (expense), net of $58.0 million for the year ended December 31, 2021 compared to the same period in 2020 was principally due to fair value adjustments related to our stock payable liabilities resulting from business combinations of $62.7 million due to the decrease in the price of our common stock, partially offset by amounts received under the CARES Act and the net changes in income recognized related to our marketable securities.
Interest expense
The increase in interest expense of $20.1 million for the year ended December 31, 2021 compared to the same period in 2020 was principally due to increased debt outstanding as compared to the prior year period, partially offset by the impact of the adoption of Accounting Standards Update ("ASU") 2020-06, which reduced the interest expense recognized related to our convertible senior notes during 2021. See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report.
Income tax benefit
The decrease in income tax benefit of $75.2 million for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to the net deferred tax liabilities assumed in connection with our acquisitions of One Codex, Genosity, Ciitizen and Stratify in 2021 which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of our valuation allowance as compared to the partial release of our valuation allowance from our acquisition of YouScript and ArcherDX in 2020. As the short period tax returns for our 2021 acquisitions have not yet been filed, material changes to the tax returns may have a material impact on the net deferred tax liabilities assumed in connection with the acquisition and related income tax benefit.
Liquidity and capital resources
Liquidity and capital expenditures
We have generally incurred net losses since our inception. For the years ended December 31, 2021, 2020 and 2019, our net losses were $379.0 million, $602.2 million and $242.0 million, respectively, and we expect to incur additional losses in the future. At December 31, 2021, we had an accumulated deficit of $1.7 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.

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
In September 2019, we issued $350.0 million of aggregate principal amount of convertible senior notes due 2024, which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our convertible senior notes due 2024 to settle our 2018 Note Purchase Agreement we entered into in November 2018. In April 2021, we issued $1,150.0 million aggregate principal amount of convertible senior notes due 2028, which bear cash interest at a rate of 1.5% per year.
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
At December 31, 2021 and 2020, we had $1.1 billion and $360.7 million, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We estimate our capital expenditures will be approximately $60.0 million for 2022.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the future. We believe our existing cash, cash equivalents and marketable securities as of December 31, 2021 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
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
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash used in operating activities	$(559,815)	$(298,502)	$(145,053)
Cash used in investing activities	(204,080)	(400,583)	(280,310)
Cash provided by financing activities	1,565,940	672,993	464,771
Net increase (decrease) in cash, cash equivalents and restricted cash	$802,045	$(26,092)	$39,408

Cash flows from operating activities
For the year ended December 31, 2021, cash used in operating activities was $559.8 million and principally resulted from our net loss of $379.0 million, non-cash charges for remeasurements of liabilities associated with business combinations of $411.8 million primarily related to ArcherDX development milestones and a $36.9 million income tax benefit primarily generated from our acquisitions of One Codex, Genosity, Ciitizen and Stratify. These were partially offset by non-cash charges of $180.1 million for stock-based compensation, $80.5 million for depreciation and amortization, $14.2 million for amortization of debt discount and issuance costs related to our outstanding debt, $9.5 million of post-combination expense primarily comprised of hold-back cash consideration related to our acquisition of Ciitizen and the acceleration of unvested equity from our acquisition of One Codex, $6.2 million of amortization of premiums on investment securities and $5.0 million of other adjustments. The net effect on cash for changes in net operating assets was a decrease of cash of $27.6 million due principally to increases in accounts receivable due to timing of collections, inventory and accounts payable, partially offset by increases in accrued liabilities.
For the year ended December 31, 2020, cash used in operating activities was $298.5 million and principally resulted from our net loss of $602.2 million and $112.1 million related to our income tax benefit generated from business combinations completed in 2020 partially offset by noncash charges of $158.7 million for stock-based compensation, $92.3 million in remeasurements of liabilities associated with business combinations such as contingent consideration, $91.0 million related to post-combination expense due to the acceleration of unvested equity in the acquisition of ArcherDX, $39.1 million for depreciation and amortization, $17.2 million of amortization of debt discount and issuance costs and $1.4 million of other adjustments. The net effect on cash for changes in net operating assets was an inflow of cash of $16.0 million due principally to increases in accounts payable and accrued liabilities partially offset by increases in inventory and accounts receivable due to timing of collections.
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
Cash flows from investing activities
For the year ended December 31, 2021, cash used in investing activities of $204.1 million was primarily due to net cash used to acquire One Codex, Genosity and Ciitizen of $247.4 million and cash used for purchases of property and equipment of $54.7 million, partially offset by proceeds from net maturities and purchases of marketable securities of $99.3 million.
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
Cash flows from financing activities
For the year ended December 31, 2021, cash provided by financing activities of $1.6 billion primarily consisted of net proceeds from the issuance of convertible senior notes due 2024 of $1.1 billion and the public offering of common stock of $434.3 million as well as cash received from issuances of common stock totaling $23.8 million.
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

For the year ended December 31, 2019, cash provided by financing activities of $464.8 million consisted of net proceeds from the issuance of convertible senior notes due 2028 of $339.9 million, net proceeds from the public offerings of common stock of $204.0 million and cash received from issuances of common stock totaling $9.5 million, including cash received from exercises of stock options of $3.5 million and employee stock plan purchases of $5.8 million. These cash inflows were partially offset by payments related to the settlement of our 2018 Note Purchase Agreement through repayment of loan obligations of $75.0 million and payment of debt extinguishment costs of $10.6 million, as well as finance lease payments of $2.1 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of December 31, 2021 (in thousands):

Contractual obligations:	2022	2023 and 2024	2025 and 2026	2027 and beyond	Total
Operating leases	$18,470	$51,108	$50,678	$80,464	$200,720
Finance leases	4,719	5,891	177	—	10,787
Convertible senior notes	—	349,996	—	1,150,000	1,499,996
2020 Term Loan	—	135,000	—	—	135,000
Purchase commitments	25,893	29,271	614	—	55,778
Total	$49,082	$571,266	$51,469	$1,230,464	$1,902,281
See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report for additional details regarding our leases, convertible senior notes, 2020 Term Loan and purchase commitments.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements.
Recent accounting pronouncements
See “Recent accounting pronouncements” in Note 2, “Summary of significant accounting policies” in Notes to Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $1.1 billion at December 31, 2021, and consisted primarily of bank deposits, money market funds, U.S. Treasury notes and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At December 31, 2021, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized if we sell the underlying securities prior to maturity.
Our 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75% and is therefore sensitive to changes in interest rates. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we will endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States; provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of December 31, 2021, the fair market value of the convertible senior notes due 2024 and due 2028 was $325.6 million and $1.2 billion, respectively. For additional information about the convertible senior notes, see Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report.

ITEM 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Invitae Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invitae Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

Measurement of test revenue billed to insurance carriers

Description of the Matter
During the year ended December 31, 2021, the Company recognized test revenue billed to insurance carriers of $276.9 million. As discussed in Note 2 to the consolidated financial statements, the Company often provides concessions for tests billed to insurance carriers, and therefore the transaction price for patient insurance-billed tests is considered to be variable and revenue is recognized based on an estimate of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur.

Auditing the measurement of the Company’s test revenue billed to insurance carriers was complex and judgmental due to the significant estimation required in determining the amount expected to be collected. In particular, the estimate of test revenue billed to insurance carriers was affected by assumptions in payer behavior such as changes in historical payment patterns, contract provisions and government and private insurance reimbursement policies.

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

Our audit procedures over the Company’s test revenue billed to insurance carriers included, among others, assessing valuation methodologies and models and testing the significant assumptions and the underlying data used by the Company in its analysis. We agreed a sample of transactions to the payer contract terms. We compared the significant assumptions and inputs used by management to changes in the Company’s contracted rates, government and private insurance payer collection trends, and other relevant factors. We assessed the historical accuracy of the cash collections used in the Company’s revenue models and assessed the completeness of adjustments to estimates of future cash collections as a result of significant contract amendments and changes in collection trends.

Valuation of intangible assets and resulting goodwill associated with business combinations

Description of the Matter
As described in Note 4 to the consolidated financial statements, the Company completed several business combinations during 2021. As a result of the business combinations, the Company recorded intangibles assets of $193.7 million and goodwill of $420.6 million. .

Auditing the Company’s accounting for the business combinations was challenging as the determination of the fair value of the intangible assets and resulting goodwill acquired was based on subjective estimates and assumptions. The Company used an income approach to measure the acquired intangible assets. The valuation of the intangible assets and resulting goodwill was subject to higher estimation uncertainty due to management’s judgments in determining significant assumptions that included assumed revenue growth and discount rates. Changes in these significant assumptions could have a significant effect on the fair value of the intangible assets and resulting goodwill.

How We Addressed the Matter in Our Audit
We tested the design and operating effectiveness of internal controls over the Company’s process for accounting for business combinations. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used.

Our audit procedures related to the valuation of intangible assets and resulting goodwill included, among others, utilizing a valuation specialist to assist in evaluating the appropriateness of the Company’s valuation models and evaluating the reasonableness of significant assumptions used such as the revenue growth and the discount rates as compared to industry and market data and historical results. We also evaluated whether the significant assumptions used were reasonable by comparing them to the past performance of prior business combinations, current industry data and current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Redwood City, California
March 1, 2022

INVITAE CORPORATION
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$923,250	$124,794
Marketable securities	122,121	229,186
Accounts receivable	66,227	47,722
Inventory	33,516	32,030
Prepaid expenses and other current assets	33,691	20,200
Total current assets	1,178,805	453,932
Property and equipment, net	114,714	66,102
Operating lease assets	121,169	45,109
Restricted cash	10,275	6,686
Intangible assets, net	1,187,994	981,845
Goodwill	2,283,059	1,863,623
Other assets	23,551	13,188
Total assets	$4,919,567	$3,430,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,127	$25,203
Accrued liabilities	106,453	86,058
Operating lease obligation	12,359	8,789
Finance lease obligation	4,156	1,695
Total current liabilities	144,095	121,745
Operating lease obligation, net of current portion	124,369	48,357
Finance lease obligation, net of current portion	5,683	3,123
Debt	113,391	104,449
Convertible senior notes, net	1,464,138	283,724
Deferred tax liability	51,696	51,538
Other long-term liabilities	37,797	841,256
Total liabilities	1,941,169	1,454,192
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 20,000 shares authorized; nil and 125 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value: 400,000 shares authorized; 228,116 and 185,886 shares issued and outstanding as of December 31, 2021 and 2020, respectively	23	19
Accumulated other comprehensive (loss) income	(7)	1
Additional paid-in capital	4,701,230	3,337,120
Accumulated deficit	(1,722,848)	(1,360,847)
Total stockholders’ equity	2,978,398	1,976,293
Total liabilities and stockholders’ equity	$4,919,567	$3,430,485
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Test revenue	$444,072	$272,310	$212,473
Other revenue	16,377	7,288	4,351
Total revenue	460,449	279,598	216,824
Cost of revenue	348,669	198,275	118,103
Research and development	416,087	240,605	141,526
Selling and marketing	225,910	168,317	122,237
General and administrative	248,070	270,029	78,963
Change in fair value of contingent consideration	(386,646)	54,544	107
Total costs and operating expenses	852,090	931,770	460,936
Loss from operations	(391,641)	(652,172)	(244,112)
Other income (expense), net	25,678	(32,332)	(3,891)
Interest expense	(49,900)	(29,766)	(12,412)
Net loss before taxes	(415,863)	(714,270)	(260,415)
Income tax benefit	(36,857)	(112,100)	(18,450)
Net loss	$(379,006)	$(602,170)	$(241,965)
Net loss per share, basic and diluted	$(1.80)	$(4.47)	$(2.66)
Shares used in computing net loss per share, basic and diluted	210,946	134,587	90,859
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net loss	$(379,006)	$(602,170)	$(241,965)
Other comprehensive (loss) income:
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(8)	10	(4)
Comprehensive loss	$(379,014)	$(602,160)	$(241,969)
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Common stock:
Balance, beginning of period	$19	$10	$8
Common stock issued	4	9	2
Balance, end of period	23	19	10

Accumulated other comprehensive (loss) income:
Balance, beginning of period	1	(9)	(5)
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(8)	10	(4)
Balance, end of period	(7)	1	(9)

Additional paid-in capital:
Balance, beginning of period	3,337,120	1,138,316	678,548
Common stock issued in private placement, net	—	263,628	—
Common stock issued in connection with public offering, net	434,263	263,685	204,024
Common stock issued on exercise of stock options, net	8,984	10,730	3,456
Common stock issued pursuant to exercises of warrants	1,242	974	181
Common stock issued pursuant to employee stock purchase plan	13,550	8,871	5,833
Common stock issued or issuable pursuant to acquisitions and equity awards issued in connection with such acquisitions	805,124	1,524,227	133,942
Equity component of convertible senior notes, net	—	—	75,488
Warrants issued pursuant to loan agreement	—	27,000	—
Stock-based compensation expense	176,435	110,076	36,844
Reclassification of equity component of convertible senior notes	(75,488)	—	—
Reclassification of stock payable liabilities	—	(10,387)	—
Balance, end of period	4,701,230	3,337,120	1,138,316

Accumulated deficit:
Balance, beginning of period	(1,360,847)	(758,677)	(516,712)
Cumulative effect of accounting change	17,005	—	—
Net loss	(379,006)	(602,170)	(241,965)
Balance, end of period	(1,722,848)	(1,360,847)	(758,677)
Total stockholders' equity	$2,978,398	$1,976,293	$379,640
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(379,006)	$(602,170)	$(241,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,472	39,050	16,206
Stock-based compensation	180,075	158,747	75,948
Amortization of debt discount and issuance costs	14,226	17,204	4,416
Remeasurements of liabilities associated with business combinations	(411,842)	92,348	—
Benefit from income taxes	(36,857)	(112,100)	(18,450)
Debt extinguishment costs	—	—	8,926
Post-combination expense for acceleration of unvested equity and deferred stock compensation	9,530	91,021	—
Amortization of premiums and discounts on investment securities	6,221	1,236	(296)
Other	4,983	189	1,391
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(16,696)	(2,814)	(6,131)
Inventory	(1,486)	(7,832)	1,645
Prepaid expenses and other current assets	(14,563)	(2,010)	(6,624)
Other assets	(3,274)	895	2,026
Accounts payable	(9,258)	10,186	1,558
Accrued expenses and other long-term liabilities	17,660	17,548	16,297
Net cash used in operating activities	(559,815)	(298,502)	(145,053)
Cash flows from investing activities:
Purchases of marketable securities	(325,957)	(280,258)	(260,917)
Proceeds from sales of marketable securities	—	12,832	—
Proceeds from maturities of marketable securities	425,293	277,487	34,500
Acquisition of businesses, net of cash acquired	(247,396)	(383,753)	(33,846)
Purchases of property and equipment	(54,720)	(22,865)	(20,047)
Other	(1,300)	(4,026)	—
Net cash used in investing activities	(204,080)	(400,583)	(280,310)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	434,263	263,688	204,024
Proceeds from issuance of common stock	23,767	284,203	9,470
Proceeds from issuance of convertible senior notes, net	1,116,427	—	339,900
Proceeds from issuance of debt, net	—	129,214	—
Payments of debt extinguishment costs	—	—	(10,638)
Loan payments	—	—	(75,000)
Finance lease principal payments	(3,759)	(2,655)	(2,075)
Other	(4,758)	(1,457)	(910)
Net cash provided by financing activities	1,565,940	672,993	464,771
Net increase (decrease) in cash, cash equivalents and restricted cash	802,045	(26,092)	39,408
Cash, cash equivalents and restricted cash at beginning of period	131,480	157,572	118,164
Cash, cash equivalents and restricted cash at end of period	$933,525	$131,480	$157,572

Supplemental cash flow information:
Interest paid	$31,400	$12,130	$4,731
Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$8,224	$4,463	$1,892
Purchases of property and equipment in accounts payable and accrued liabilities	$13,222	$1,869	$2,422
Warrants issued pursuant to debt agreement	$—	$27,000	$—
Common stock issued for acquisition of businesses	$802,073	$1,157,958	$108,573
Consideration payable for acquisition of businesses	$46,649	$940,829	$21,449
Operating lease assets obtained in exchange for lease obligations, net	$88,777	$14,058	$4,261
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Notes to Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and we changed our name to Invitae Corporation in 2012. We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, personalized oncology, metabolic conditions and rare diseases. To augment our offering and realize our mission, we have acquired multiple assets and businesses that further expand our test menu and suite of genome management offerings and accelerated our entry into key genomics markets. We are building a platform to harness genetics on a global scale to diagnose more patients correctly, earlier and bring therapies to market faster. Our genome management offerings will provide information services to the patient that are intended to enhance the customer experience through personalized insights, technology-enabled services and network connections that inform genetic healthcare throughout life. Invitae operates in one segment.
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
Significant estimates and assumptions made by management include the determination of:
•revenue recognition;
•inventory adjustments;
•the fair value of assets and liabilities associated with business combinations;
•the valuation of our 2.00% convertible senior notes due 2024 issued in September 2019 and our 1.5% convertible senior notes due 2028 issued in April 2021 (collectively, our "Convertible Senior Notes");
•our incremental borrowing rates used to calculate our lease balances;
•stock-based compensation expense and the fair value of awards and warrants issued; and
•income tax uncertainties.
Prior period reclassifications
We have reclassified certain amounts in prior periods to conform with current presentation. During the current period, we have disclosed the change in fair value of our contingent consideration separately in our statements of operations. These amounts are general and administrative in nature and were disclosed in general and administrative expense in previous periods.
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
Significant customers are those that represent 10% or more of our total revenue for each year presented on the consolidated statements of operations. Our revenue from significant customers as a percentage of our total revenue was as follows:

	Year Ended December 31,
	2021	2020	2019
Medicare	15%	19%	25%
No customers represented more than 10% of accounts receivable as of December 31, 2021 and 2020.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$923,250	$124,794
Restricted cash	10,275	6,686
Total cash, cash equivalents and restricted cash	$933,525	$131,480
Restricted cash serves as the security deposit for the Company's leases.
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
Allowances for losses on certain financial assets
We assess our accounts receivables for expected credit losses at each reporting period by disaggregating by payer type and further by portfolios of customers with similar characteristics, such as customer type and geographic location. We then review each portfolio for expected credit losses based on historical payment trends as well as forward looking data and current economic trends. If a credit loss is determined, we record a reduction to our accounts receivable balance with a corresponding general and administrative expense.

We review available-for-sale debt securities in an unrealized loss positions quarterly and assess whether such unrealized loss positions are credit-related. Our expected loss allowance methodology for these securities is developed by reviewing the extent of the unrealized loss, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income (expense), net. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).
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
Business combinations
We apply ASC 805, Business Combinations, which requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.
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
In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value in change in fair value of contingent consideration in our consolidated statements of operations.
Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.
Asset acquisitions
In circumstances where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not considered a business and we account for the transaction as an asset acquisition. We recognize the assets acquired based on their relative fair value, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts. The form of consideration transferred may be cash, liabilities incurred, or equity interests issued.

Intangible assets
Amortizable intangible assets include trade names, non-compete agreements, patent licensing agreements, favorable leases, developed technology, customer relationships, and rights to develop new technology acquired as part of business combinations. Customer relationships acquired through our business combinations in 2017 are amortized on an accelerated basis, utilizing free cash flows, over periods ranging from five to 11 years. All other intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from five to 15 years. All intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment.
Goodwill
In accordance with ASC 350, Intangibles-Goodwill and Other, our goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, we perform annual impairment reviews of our goodwill balance during the fourth fiscal quarter or more frequently if business factors indicate. In testing for impairment, we compare the fair value of our reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. We did not incur any goodwill impairment losses in any of the periods presented.
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
Contracts for companion diagnostic development consist primarily of milestone-based payments along with annual fees and marked-up pass-through costs. The arrangements are treated as short-term contracts for revenue recognition purposes because they allow termination of the agreements by the customers with 30 to 120 days’ written notice without a termination penalty. Upon termination, customers are required to pay for the proportion of services provided under milestones that were in progress. We recognize revenue in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenue over time based on the progress made toward achieving the performance obligation, utilizing input methods, including labor hours expended, tests processed, or time elapsed, that measure our progress toward the achievement of the milestone.
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
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering our products and services and includes expenses for materials and supplies, personnel-related costs, freight, costs for lab services and clinical trial support, equipment and infrastructure expenses and allocated overhead including rent, information technology costs, equipment depreciation, amortization of acquired intangibles, and utilities.
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
We historically established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding realization of such assets. In 2021, we released approximately $37.2 million of our valuation allowance to account for acquired intangibles that support the future realization of some of our deferred tax assets. Due to the overall increase of deferred tax assets, our valuation allowance has also increased from the prior year.

Stock-based compensation
We measure stock-based payment awards made to employees and directors based on the estimated fair values of the awards and recognize the compensation expense over the requisite service period. We use the Black-Scholes option-pricing model to estimate the fair value of stock option awards and ESPP purchases. The fair value of RSU awards with time-based vesting terms is based on the grant date share price. We grant PRSU awards to certain employees, which vest upon the achievement of certain performance conditions subject to the employees’ continued service relationship with us. The probability of vesting is assessed at each reporting period and compensation cost is adjusted based on this probability assessment. We recognize such compensation expense on an accelerated vesting method.
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
Advertising
Advertising expenses are expensed as incurred. We incurred advertising expenses of $20.2 million, $11.4 million and $9.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Recent accounting pronouncements
We evaluate all ASUs issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606 as if it had originated the contracts. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning January 1, 2022, and earlier adoption is permitted. We elected to adopt the amendments on a modified retrospective basis effective January 1, 2021, which required a cumulative-effect adjustment to retained earnings. The cumulative-effect adjustment resulted in a decrease in accumulated deficit of $17.0 million related to the reversal of the equity component and associated issuance costs as well as adjustment of the related amortization costs of our convertible senior notes due 2024. Reporting periods beginning on or after January 1, 2021 are presented under this new guidance while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under U.S. GAAP. See further information about our Convertible Senior Notes in Note 8, "Commitments and contingencies."
3. Revenue, accounts receivable and deferred revenue
Test revenue is generated from sales of diagnostic tests and precision oncology products to four groups of customers: biopharmaceutical partners; patients who pay directly; patients' insurance carriers; and other business-to-business customers (e.g., hospitals, clinics, medical centers). Test revenue is generated in two ways: through a centralized lab and decentralized through the shipment of reactions to biopharmaceutical partners and other business-to-business customers. We refer to the set of reagents needed to perform a next-generation sequencing test as a "reaction." Amounts billed and collected, and the timing of collections, vary based on the type of payer. Other revenue consists principally of revenue recognized under contracts for biopharmaceutical development services and other collaboration and genome network agreements and is accounted for under the provisions provided in ASC Topic 606.
Our revenue as disaggregated by payer category and revenue subtype is as follows (in thousands):

	Patient		Biopharma partner	Other business-to-business	Year Ended December 31, 2021
	Insurance	Direct
Test revenue:
Centralized	$276,916	$41,668	$40,181	$48,696	$407,461
Decentralized	—	—	1,278	35,333	36,611
Total test revenue	276,916	41,668	41,459	84,029	444,072
Other revenue	—	—	11,578	4,799	16,377
Total revenue	$276,916	$41,668	$53,037	$88,828	$460,449

	Patient		Biopharma partner	Other business-to-business	Year Ended December 31, 2020
	Insurance	Direct
Test revenue:
Centralized	$181,026	$23,972	$26,228	$32,736	$263,962
Decentralized	—	—	837	7,511	8,348
Total test revenue	181,026	23,972	27,065	40,247	272,310
Other revenue	—	—	4,488	2,800	7,288
Total revenue	$181,026	$23,972	$31,553	$43,047	$279,598

	Patient		Biopharma partner	Other business-to-business	Year Ended December 31, 2019
	Insurance	Direct
Test revenue:
Centralized	$153,827	$17,597	$10,876	$30,173	$212,473
Total test revenue	153,827	17,597	10,876	30,173	212,473
Other revenue	—	—	2,077	2,274	4,351
Total revenue	$153,827	$17,597	$12,953	$32,447	$216,824

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

	Year Ended December 31,
	2021	2020	2019
Revenue	$13.5	$4.4	$4.1
Loss from operations	$(13.5)	$(4.4)	$(4.1)
Net loss per share, basic and diluted	$(0.06)	$(0.03)	$(0.05)
The increase in revenue from previously delivered tests for the year ended December 31, 2021 as compared to the same period in 2020 and 2019, respectively, was primarily due to increased billable volumes during 2021 and higher average revenue per test across all test categories when compared to initial estimates.
Impact of COVID-19
Our daily test volumes have recovered from the low in March 2020, although the ongoing COVID-19 pandemic continues to impact our business operations and practices. While we expect that it may continue to impact our business, we experienced limited disruption during 2021. We have reviewed and adjusted for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
Approximately 8% of our workforce as of March 31, 2020 was impacted by a reduction in force in April 2020 in an initiative to manage costs and cash burn that resulted in one-time costs in the second quarter of 2020 of $3.8 million. In addition, effective May 2020, we reduced the salaries of our named executive officers by approximately 20%, which reductions ceased as of January 2021.
In March 2020, the CARES Act was signed into law as a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system. In April 2020, we received $3.8 million as a part of this initiative, and in January 2021, we received an additional $2.3 million. These payments were recognized as other income (expense), net in our consolidated statements of operations during the periods received. At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act.
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
We also record unbilled revenue for revenue recognized but yet to be billed for services provided to biopharmaceutical companies related to companion diagnostic development. This contract receivable was $4.3 million as of both December 31, 2021 and 2020 and was included in prepaid expenses and other current assets on the consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of a performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. We recognized revenue of $2.9 million and $1.4 million from deferred revenue for the year ended as of December 31, 2021 and 2020, respectively.

4. Business combinations
Singular Bio
In June 2019, we acquired 100% of the fully diluted equity of Singular Bio Inc. ("Singular Bio"), a privately held company developing single molecule detection technology, for approximately $57.3 million, comprised of $53.9 million in the form of 2.5 million shares of our common stock and the remainder in cash.
In June 2019, we granted approximately $90.0 million of RSUs under our 2015 Stock Incentive Plan as inducement awards to new employees who joined Invitae in connection with our acquisition of Singular Bio. $45.0 million of the RSUs are time-based and vested in three equal installments in December 2019, June 2020, and December 2020, subject to the employee's continued service with us ("Time-based RSUs"), and $45.0 million of the RSUs are PRSUs that vest upon the achievement of certain performance conditions. Since the number of awards granted is based on a 30-day volume weighted-average share price with a fixed dollar value, these Time-based RSUs and PRSUs are liability-classified and the fair value is estimated at each reporting period based on the number of shares that are expected to be issued at each reporting date and our closing stock price, which combined are categorized as Level 3 inputs. Therefore, fair value of the RSUs and PRSUs and the number of shares to be issued are not fixed until the awards vest.
During the years ended December 31, 2021 and 2020, we recorded research and development stock-based compensation expense of nil and $29.1 million, respectively, related to the Time-based RSUs, and $1.2 million and $19.4 million, respectively, related to the PRSUs based on our evaluations of the probability of achieving performance conditions. As of December 31, 2021, there was no remaining liability related to the Singular Bio transaction.
Jungla
In July 2019, we acquired 100% of the equity interest of Jungla Inc. ("Jungla"), a privately held company developing a platform for molecular evidence testing in genes, for approximately $59.0 million, comprised of $44.9 million in the form of shares of our common stock and the remainder in cash.
We may be required to pay contingent consideration based on achievement of post-closing development milestones. As of the acquisition date, the fair value of this contingent consideration was $10.7 million, which includes cash and common stock. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. The material factors that may impact fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestones and the discount rate used to estimate fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date with changes reflected as change in fair value of contingent consideration. The remaining milestone was achieved in July 2021 and the fair value of the contingent consideration was reduced to nil as of December 31, 2021.
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
As of the acquisition date, we recorded stock payable liabilities of $6.2 million to represent the hold-back obligation to issue shares subject to indemnification claims that may arise. In April 2021, the amounts held back to satisfy indemnification obligations for Genelex were released in full to the former shareholders. As of December 31,

2021, the value of these liabilities were $3.5 million related to YouScript with the $15.4 million change in fair value year over year recorded in other income (expense), net.
We may be required to pay contingent consideration in the form of additional shares of our common stock in connection with the acquisition of Genelex if, within a specified period following the closing, we achieve a certain product milestone, in which case we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. As of the acquisition date, the fair value of this contingent consideration was $2.0 million. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date. As of December 31, 2021, the fair value of this contingent consideration was $1.9 million.
ArcherDX
In October 2020, we acquired ArcherDX Inc. ("ArcherDX"), a genomics analysis company democratizing precision oncology. Under the terms of the agreement, we acquired ArcherDX for upfront consideration consisting of 30.0 million shares of our common stock and $325.0 million in cash, plus up to an additional 27.0 million shares of our common stock payable in connection with the achievement of certain milestones. During the three months ended March 31, 2021, Invitae and the sellers of ArcherDX reached an agreement to reduce the purchase price by $1.2 million based on the final acquired net working capital. This adjustment was recorded during the three months ended March 31, 2021 and reduced the contingent consideration liability and goodwill by approximately $1.2 million.
We were required to pay contingent consideration based on achievement of post-closing development and revenue milestones. As of the acquisition date, the total fair value of the contingent consideration was $945.2 million. Of the five milestones, one milestone was achieved in November 2020, which resulted in the issuance of 5.0 million shares of our common stock and a cash payment of $1.9 million, and three milestones were achieved or deemed to be achieved during the three months ended June 30, 2021, which resulted in the issuance of 13.8 million shares of our common stock and a cash payment of $3.3 million in July 2021. The remaining milestone is based upon receiving FDA clearance or approval of a therapy selection IVD, which per the terms of the acquisition agreement, must be completed by March 31, 2022, subject to certain extensions (the "ArcherDX Final Milestone"). The material factors that may impact the fair value of the contingent consideration, and therefore the liability, are (i) the estimated number of shares to be issued, (ii) the volatility of our common stock, (iii) the probabilities of achievement of milestones within the timeframes prescribed in the acquisition agreement and (iv) discount rates, all of which are Level 3 inputs not supported by market activity. Significant changes in any of these inputs may result in a significant change in fair value, which is estimated at each reporting date. As of December 31, 2020, the fair value of the contingent consideration representing the remaining milestones was $788.3 million. With respect to the ArcherDX Final Milestone, the liability was reduced to nil as of June 30, 2021 from $262.5 million as of March 31, 2021 and $287.7 million as of December 31, 2020, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. As a result of our reassessment, we do not believe achievement of the conditions will occur within the specified timeframe prescribed in the acquisition agreement. We expect FDA clearance or approval of a therapy selection IVD at a later date subject to resolution of the necessary steps.
In connection with the acquisition, we granted awards of common stock to new employees who joined Invitae in connection with our acquisition of ArcherDX that vest upon the achievement of the contingent consideration milestones discussed above and are subject to the employees' continued service with us, unless terminated without cause in which case vesting is only dependent on milestone achievement. As the number of shares that are expected to be issued are fixed, the awards are equity-classified. During the year ended December 31, 2021, we recorded a net $41.8 million in stock-based compensation expense related to the ArcherDX milestones, which includes $38.5 million related to milestones achieved in prior periods, $33.0 million due to an accounting modification of certain awards whereby the employees' continued substantive services were no longer required, offset by a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone will not be achieved within the specified timeframe prescribed in the acquisition agreement.

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
Based on the guidance provided in ASC 805, we accounted for the acquisition of One Codex as a business combination and determined that 1) One Codex was a business that combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill, which represent Level 3 fair value measurements. The intangible assets acquired were developed technology related to One Codex's microbiome and infectious disease platform and its customer relationships in place at time of acquisition. The fair value of the intangible assets was estimated using an income approach with an estimated useful life of nine years.
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
Genosity
In April 2021, we acquired 100% of the fully diluted equity of Genosity Inc. ("Genosity"), a company providing genomic laboratory services, for approximately $196.0 million, consisting of approximately $120.0 million in cash and 1.9 million shares of our common stock. In connection with this transaction, we granted RSUs having a value of up to $5.0 million to certain continuing employees and recognized $0.8 million in stock-based compensation expense for the year ended December 31, 2021. We included the financial results of Genosity in our consolidated financial statements from the acquisition date, which were not material.
The following table summarizes the purchase price recorded as a part of the acquisition of Genosity (in thousands):

Purchase Price
Cash transferred	$119,959
Hold-back and other consideration	8,774
Common stock transferred	67,308
Total	$196,041
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
Based on the guidance provided in ASC 805, we accounted for the acquisition of Genosity as a business combination and determined that 1) Genosity was a business that combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. Pursuant to the terms of the acquisition, a provision was incorporated to provide additional shares in the event that our common stock share price decreased after the acquisition, but prior to filing a resale registration statement. At the time of the acquisition, we estimated this provision to be $7.0 million. On filing the resale registration statement during the period ended June 30, 2021, the fair value was $3.2 million; the difference of $3.8 million was recorded in general and administrative expense.
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
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill, which represent Level 3 fair value measurements. The intangible assets acquired were developed technology related to Genosity's genomic laboratory services and sequencing software in place at the time of acquisition. The fair value of the intangible assets was estimated using an income approach with an estimated useful life of 12 years.
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
Ciitizen
In September 2021, we acquired 100% of the equity of Ciitizen Corporation ("Ciitizen"), a patient-centric health technology company, for approximately $308.3 million, consisting of approximately $87.4 million in cash and 6.3 million shares of our common stock, of which approximately $10.4 million in cash and 0.8 million shares are subject to a hold-back to satisfy indemnification obligations that may arise following the closing. As of December 31, 2021, the value of the stock payable liability was $12.1 million with the $10.6 million change recorded in other income (expense), net. In connection with this transaction, we granted RSUs having a value of up to $246.9 million to certain continuing employees. For the year ended December 31, 2021, we recorded stock-based compensation expense of $24.4 million primarily in research and development expense. We included the financial results of Ciitizen in our consolidated financial statements from the acquisition date, which were not material.
The following table summarizes the purchase price recorded as a part of the acquisition of Ciitizen (in thousands):

Purchase Price
Cash transferred	$87,361
Hold-back and other consideration	34,161
Common stock transferred	186,778
Total	$308,300
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
Based on the guidance provided in ASC 805, we accounted for the acquisition of Ciitizen as a business combination and determined that 1) Ciitizen was a business that combines inputs and processes to create outputs, and 2) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.
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
We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill, which represent Level 3 fair value measurements. The intangible asset acquired were developed technology related to Ciitizen’s patient data platform. The fair value of the intangible assets was estimated using an income approach with an estimated useful life of 12 years.
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

5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$1,863,623
Goodwill adjustment	(1,176)
Goodwill acquired	420,612
Balance as of December 31, 2021	$2,283,059
Intangible assets
The following table presents details of our acquired intangible assets as of December 31, 2021 (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Estimated Remaining Useful Life (in Years)
Customer relationships	$41,515	$(13,096)	$28,419	10.8	7.8
Developed technology	662,106	(81,902)	580,204	10.2	9.1
Non-compete agreement	286	(286)	—	0.0	0.0
Tradename	21,085	(2,207)	18,878	12.0	10.8
Patent licensing agreement	495	(136)	359	15.0	10.9
Right to develop new technology	19,359	(1,613)	17,746	15.0	13.8
In-process research and development	542,388	—	542,388	n/a	n/a
	$1,287,234	$(99,240)	$1,187,994	10.4	9.2
Acquisition-related intangibles included in the above table are generally finite-lived, other than in-process research and development, which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships related to our 2017 business combinations are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $58.8 million, $26.6 million, and $7.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense is recorded to cost of revenue, research and development, sales and marketing and general and administrative expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of December 31, 2021 (in thousands):

2022	$73,706
2023	72,693
2024	72,414
2025	70,661
2026	70,627
Thereafter	285,505
Total estimated future amortization expense	$645,606
In December 2021, we acquired 100% of the equity interest of Stratify Genomics Inc., a cancer risk stratification company, for $29.0 million consisting of 1.0 million shares of common stock, $4.2 million in assumed liabilities, and $8.0 million in cash. We accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in the developed technology acquired. As goodwill is not recorded under an asset acquisition, an $8.7 million deferred tax liability arising from book/tax basis differences increased the value of the assets acquired above the purchase price. As a result, the fair value of the developed technology is $37.5 million, which will be amortized over eight years to cost of revenue. The remaining purchase price of $0.2 million is the fair value of cash and cash equivalents.

In July 2021, we acquired 100% of the equity interest of Medneon LLC, a digital health artificial intelligence company, for $34.1 million consisting of 0.4 million shares of common stock, $4.9 million in assumed liabilities, and $12.9 million in cash. We accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in the developed technology acquired. The fair value the of the developed technology is $33.9 million, which will be amortized over eight years to cost of revenue. The remaining purchase price of $0.2 million is the fair value of cash and cash equivalents.
In December 2020, we entered into an agreement to acquire technology focused on informing clinical decisions for $2.9 million. We accounted for this transaction as an asset acquisition of developed technology, which will be amortized over eight years to research and development expense.
6. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$27,178	$21,324
Work in progress	5,342	8,847
Finished goods	996	1,859
Total inventory	$33,516	$32,030
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$31,159	$26,516
Laboratory equipment	61,317	45,342
Computer equipment	15,452	10,939
Furniture and fixtures	2,130	1,967
Construction-in-progress	52,039	12,061
Other	925	624
Total property and equipment, gross	163,022	97,449
Accumulated depreciation and amortization	(48,308)	(31,347)
Total property and equipment, net	$114,714	$66,102
Depreciation expense was $18.1 million, $10.5 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation and related expenses	$35,877	$25,221
Accrued expenses	32,136	14,933
Compensation and other liabilities associated with business combinations	11,622	25,600
Deferred revenue	9,431	6,378
Accrued interest	6,646	2,333
Other accrued liabilities	10,741	11,593
Total accrued liabilities	$106,453	$86,058

Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation and other liabilities associated with business combinations, non-current	$27,919	$825,976
Deferred revenue, non-current	663	1,380
Other	9,215	13,900
Total other long-term liabilities	$37,797	$841,256
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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$913,990	$—	$—	$913,990	$913,990	$—	$—
U.S. Treasury notes	111,187	—	(6)	111,181	111,181	—	—
U.S. government agency securities	10,941	—	(1)	10,940	—	10,940	—
Total financial assets	$1,036,118	$—	$(7)	$1,036,111	$1,025,171	$10,940	$—

Financial liabilities:
Stock payable liability				$20,925	$—	$—	$20,925
Contingent consideration				1,875	—	—	1,875
Total financial liabilities				$22,800	$—	$—	$22,800

						December 31, 2021
Reported as:
Cash equivalents						$903,715
Restricted cash						10,275
Marketable securities						122,121
Total cash equivalents, restricted cash, and marketable securities						$1,036,111

Other long-term liabilities						$22,800

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$83,109	$—	$—	$83,109	$83,109	$—	$—
U.S. Treasury notes	164,894	7	(15)	164,886	164,886	—	—
U.S. government agency securities	64,291	9	—	64,300	—	64,300	—
Total financial assets	$312,294	$16	$(15)	$312,295	$247,995	$64,300	$—

Financial liabilities:
Stock payable liability				$39,237	$—	$—	$39,237
Contingent consideration				$796,639	$—	$—	$796,639
Total financial liabilities				$835,876	$—	$—	$835,876

						December 31, 2020
Reported as:
Cash equivalents						$76,423
Restricted cash						6,686
Marketable securities						229,186
Total cash equivalents, restricted cash, and marketable securities						$312,295

Accrued liabilities						$10,592
Other long-term liabilities						825,284
Total liabilities						$835,876
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The total fair value of investments with unrealized losses at December 31, 2021 was $122.1 million. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. None of the available-for-sale securities held as of December 31, 2021 have been in an unrealized loss position for more than one year. At December 31, 2021, the remaining contractual maturities of available-for-sale securities ranged from zero to three months. Interest income generated from our investments was $6.9 million and $4.0 million during the years ended December 31, 2021 and 2020, respectively.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the year ended December 31, 2021, the change in fair value related to stock payable liabilities recorded to other income (expense), net was expense of $25.2 million.
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
Supplemental information regarding our operating and finance leases were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	9.0 years	5.4 years
Finance leases	2.4 years	2.6 years
Weighted-average discount rate:
Operating leases	7.0%	10.6%
Finance leases	7.2%	4.8%
Cash payments included in the measurement of lease liabilities (in millions):
Operating leases	$18.3	$11.6
Finance leases	$2.9	$2.0
The components of lease costs, which were included in cost of revenue, research and development, selling and marketing and general and administrative expenses on our consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$21,151	$11,329	$10,329
Sublease income	—	—	(173)
Finance lease costs:
Amortization of right-of-use assets	3,488	2,084	1,546
Interest on lease liabilities	496	—	—
Total lease costs	$25,135	$13,413	$11,702
Future payments under operating and finance leases as of December 31, 2021 are as follows (in thousands):

	Operating leases	Finance leases
2022	$18,470	$4,719
2023	23,108	4,133
2024	28,000	1,758
2025	26,647	177
2026	24,031	—
Thereafter	80,464	—
Future non-cancelable minimum lease payments	200,720	10,787
Less: interest	(63,992)	(948)
Total lease liabilities	136,728	9,839
Less: current portion	(12,359)	(4,156)
Lease obligations, net of current portion	$124,369	$5,683
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
In October 2020, we entered into a credit agreement with a financial institution under which we borrowed $135.0 million (the "2020 Term Loan") concurrent with the closing of the ArcherDX acquisition. The 2020 Term Loan is secured by a first priority lien on all of our and our subsidiaries' assets, and is guaranteed by us and our subsidiaries. The 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75%. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we will endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States, provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. The three-month LIBOR is expected to be available and representative through June 30, 2023. The 2020 Term Loan will mature on (i) June 1, 2024 if at such time our 2024 Notes (defined below) are outstanding and are due to mature on September 1, 2024 (provided that if, prior to such date, the maturity date of at least 80% of the 2024 Notes is extended to a date that is prior to September 1, 2025 the maturity date for the 2020 Term Loan will be automatically extended to a date that is 90 days prior to such 2024 Notes maturity date as extended), or (ii) otherwise, on June 1, 2025. The full amount of the 2020 Term Loan is due upon maturity. If the 2020 Term Loan is prepaid (whether such prepayment is optional or mandatory), we must pay a prepayment fee of 6% if the prepayment occurs prior to the third anniversary of the closing date or 4% if the prepayment occurs after the third anniversary of the closing date and we must also pay a make-whole fee if the prepayment occurs prior to the second anniversary of the closing date. In connection with the 2020 Term Loan, we issued warrants to purchase 1.0 million shares of our common stock with an exercise price of $16.85 per share, exercisable through October 2027. The warrants, which were classified as equity, were recorded at an amount based on the allocated proceeds and do not require subsequent remeasurement. In October 2020, these warrants were exercised in full through net settlement resulting in the issuance of 0.7 million shares.
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
Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes, was $23.7 million, $7.4 million and $5.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive)

during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. These notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarter ended December 31, 2020 and March 31, 2021, respectively. No holders converted their notes during the twelve months ended December 31, 2021.
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
Convertible senior notes due 2028
In April 2021, we issued, at 99% of par value, $1,150.0 million aggregate principal amount of 1.5% convertible senior notes due 2028 (the "2028 Notes") in a private offering. The 2028 Notes are our senior unsecured obligations and will mature on April 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes bear cash interest at a rate of 1.5% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. Upon conversion, the 2028 Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
Convertible senior notes
We adopted the provisions of ASU 2020-06 on January 1, 2021; see further information in Note 2, "Summary of significant accounting policies." Our Convertible Senior Notes consisted of the following (in thousands):

	December 31,
	2021	2020
Outstanding principal	$1,499,996	$350,000
Unamortized debt discount and issuance costs	(35,858)	(66,276)
Net carrying amount, liability component	$1,464,138	$283,724
As of December 31, 2021, the fair value of the 2024 Notes and 2028 Notes was $325.6 million and $1.2 billion, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. We recognized $24.9 million and $22.0 million of interest expense related to our convertible senior notes during the years ended December 31, 2021 and 2020, respectively. Of the interest expense recognized during the years ended December 31, 2021 and 2020, $5.3 million and $1.9 million, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At December 31, 2021, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were as follows (in thousands):

2022	25,893
2023	21,904
2024	7,367
2025	614
2026	—
Thereafter	—
Total	$55,778
Guarantees and indemnification
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at December 31, 2021 or 2020.
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
We were not a party to any material legal proceedings at December 31, 2021, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including our therapy selection IVDs, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against our therapy selection IVDs, PCM, and ArcherMET, and for a judgment that U.S. Patent

No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including our therapy selection IVDs, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against our therapy selection IVDs, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its Second Amended Complaint on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its Third Amended Complaint to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its Answer and Counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery concluded in December 2021. On January 21, 2022, Natera, ArcherDX and Invitae moved for summary judgment, wherein Natera seeks a determination on certain legal and equitable defenses and ArcherDX and Invitae seek a determination of non-infringement and invalidity of the asserted patents. Trial is scheduled for May 2022.
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
9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock:
Shares outstanding, beginning of period	125	125	3,459
Conversion into common stock	(125)	—	(3,334)
Shares outstanding, end of period	—	125	125

Common stock:
Shares outstanding, beginning of period	185,886	98,796	75,481
Common stock issued in private placement	—	16,320	—
Common stock issued in connection with public offering	8,932	24,005	11,136
Common stock issued on exercise of stock options, net	2,068	2,659	468
Common stock issued pursuant to vesting of RSUs	4,325	5,304	2,683
Common stock issued pursuant to exercises of warrants	208	968	31
Common stock issued pursuant to employee stock purchase plan	654	671	455
Common stock issued pursuant to acquisitions	25,918	37,163	5,208
Common stock issued upon conversion of preferred stock	125	—	3,334
Shares outstanding, end of period	228,116	185,886	98,796
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). During the year ended December 31, 2021, 124,913 shares of Series A convertible preferred stock were converted into 124,913 shares of common stock. As of December 31, 2021, there were no shares of Series A convertible preferred stock outstanding.
Sales Agreement
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
Public offerings
In January 2021, we sold, in an underwritten public offering, an aggregate of 8.9 million shares of our common stock at a price of $51.50 per share, for gross proceeds of $460.0 million and net proceeds of approximately $434.3 million after deducting underwriting discounts and commissions and offering expenses.
In April 2020, we sold, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of $173.0 million after deducting underwriting discounts and commissions and offering expenses.
Private placement
In connection with our acquisition of ArcherDX, in June 2020 we entered into a definitive agreement to sell $275.0 million in common stock in a private placement at a price of $16.85 per share. We received net proceeds of $263.7 million after deducting placement fees and offering expenses upon the closing of the private placement in October 2020, concurrently with our acquisition of ArcherDX.
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
RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. We have certain awards granted in connection with our management incentive plan that vest over a period of two years. In June 2019, we granted Time-based RSUs in connection with the acquisition of Singular Bio which vest in three equal installments over a period of 18 months and PRSUs that vest based on the achievement of performance conditions; see further details in Note 4, "Business combinations." In December 2020, we granted RSUs in connection with an asset acquisition which vest in two equal installments in December 2021 and December 2022, subject to the employees' continued service with us.
Under our management incentive compensation plan, in July 2019 we granted PRSUs to our executive officers as well as other specified senior level employees based on the level of achievement of a specified 2019 revenue goal. One-third of the 0.8 million shares that were ultimately awarded under this plan vested during the year ended December 31, 2020 and the remaining shares will vest through March 2022. In June 2020, we granted 0.3 million PRSUs under this plan which are based on the level of achievement of a specified 2020 cash burn goal. Upon achievement of the specified 2020 cash burn goal, 0.3 million shares were ultimately awarded and began vesting in

2021 over a one year period. These PRSUs had a grant date fair value of $4.2 million based on an estimated issuance of 0.3 million shares and expectation of the performance conditions. During the year ended December 31, 2021, $2.7 million was recorded as stock-based compensation expense related to the awards.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share amounts and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2020	7,447	4,877	$7.75	6.8	$166,130
Additional shares reserved	17,138	—
Options granted	(267)	267	$32.25
Options cancelled	42	(42)	$25.24
Options exercised	—	(2,068)	$4.34
RSUs and PRSUs granted	(15,322)	—
RSUs and PRSUs cancelled	1,204	—
Balance at December 31, 2021	10,242	3,034	$11.98	5.5	$16,431
Options exercisable at December 31, 2021		2,598	$9.75	4.9	$15,989
Options vested and expected to vest at December 31, 2021		3,009	$11.93	5.4	$16,401
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The weighted-average fair value of options to purchase common stock granted was $22.46, $10.10 and $14.52 in the years ended December 31, 2021, 2020 and 2019, respectively.
The total grant-date fair value of options to purchase common stock vested was $2.4 million, $2.8 million and $4.3 million in the year ended December 31, 2021, 2020, and 2019, respectively.
The intrinsic value of options to purchase common stock exercised was $55.0 million, $104.4 million and $6.3 million in the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes RSU, including PRSU, activity (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2020	6,602	$12.89
RSUs granted	6,468	$30.01
Time-based RSUs and PRSUs granted - variable	8,645	$31.23
PRSUs granted	209	$34.75
RSUs vested	(4,473)	$22.16
RSUs cancelled	(1,204)	$26.11
Balance at December 31, 2021	16,247	$26.21
2015 ESPP
In January 2015, we adopted the 2015 ESPP, which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At December 31, 2021, cash received from payroll deductions pursuant to the ESPP was $3.0 million.
The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At December 31, 2021, a total of 2.1 million shares of common stock are reserved for issuance under the ESPP.

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
The fair value of share-based payments for stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	6.0	6.0	6.0
Expected volatility	73.5%	71.0%	64.2%
Risk-free interest rate	1.1%	0.5%	2.6%
The fair value of shares purchased pursuant to the ESPP is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2021, 2020 and 2019, the weighted-average grant date fair value per share for the ESPP was $8.10, $10.98 and $6.05, respectively.
The fair value of the shares purchased pursuant to the ESPP was estimated using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Expected volatility	66.1%	105.7%	66.3%
Risk-free interest rate	0.0%	0.1%	2.0%
The following table summarizes stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$12,033	$8,713	$4,563
Research and development	92,407	91,762	52,450
Selling and marketing	15,641	14,418	7,641
General and administrative	59,994	43,854	11,294
Total stock-based compensation expense	$180,075	$158,747	$75,948
At December 31, 2021, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $5.8 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.3 years. Unrecognized compensation expense related to RSUs, including PRSUs, and awards that are contingently issuable upon the completion of certain milestones related to our acquisitions of ArcherDX and IntelliGene Health Informatics, LLC at December 31, 2021, net of estimated forfeitures, was $327.4 million, which we expect to recognize on a straight-line basis over a weighted-average period of 2.0 years.

11. Income taxes
We recorded a benefit for income taxes in the years ended December 31, 2021, 2020 and 2019. The components of net loss before taxes by U.S. and foreign jurisdictions are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$414,657	$712,409	$260,531
Foreign	1,206	1,861	(116)
Total	$415,863	$714,270	$260,415
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Foreign	2,069	171	85
Total current benefit for income taxes	2,069	171	85
Deferred:
Federal	(28,348)	(94,279)	(16,011)
State	(8,809)	(17,730)	(2,524)
Foreign	(1,769)	(262)	—
Total deferred benefit for income taxes	(38,926)	(112,271)	(18,535)
Total income tax benefit	$(36,857)	$(112,100)	$(18,450)
The following table presents a reconciliation of the tax expense computed at the statutory federal rate and our tax expense for the periods presented:

	Year Ended December 31,
	2021	2020	2019
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes (net of federal benefit)	7.3%	3.4%	3.7%
Stock-based compensation	(1.2)%	(1.6)%	1.3%
Research and development credits	3.8%	1.1%	—%
Non-deductible expenses	(0.9)%	(0.7)%	(1.6)%
Foreign tax differential	(0.1)%	—%	—%
Acquisition contingent liabilities	18.5%	(0.8)%	—%
Change in valuation allowance	(39.5)%	(6.7)%	(17.3)%
Total	8.9%	15.7%	7.1%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$530,663	$337,866
Tax credits	36,188	19,969
Revenue recognition differences	2,560	9,099
Leasing liabilities	34,403	14,274
Accruals and other	36,689	37,677
Gross deferred tax assets	640,503	418,885
Valuation allowance	(386,950)	(209,308)
Total deferred tax assets	253,553	209,577
Deferred tax liabilities:
Amortization and depreciation	(271,517)	(233,150)
Convertible Senior Notes	—	(14,658)
Leasing Assets	(33,732)	(13,307)
Total deferred tax liabilities	(305,249)	(261,115)
Net deferred tax liabilities	$(51,696)	$(51,538)
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
The Company historically established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. In 2021 the Company released approximately $37.2 million of its valuation allowance to account for acquired intangibles that support the future realization of some of the Company's deferred tax assets. Due to the overall increase of deferred tax assets, the Company's valuation allowance also increased from the prior year. The Company's valuation allowance increased by $177.6 million, $64.0 million, and $23.4 million during the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, the Company had net operating loss carryforwards of approximately $2.2 billion and $1.3 billion available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Of the $2.2 billion, $284.9 million will begin to expire in 2030 while $1.9 billion have no expiration date. The state net operating loss carryforwards will begin to expire in 2030.
As of December 31, 2021, the Company had research and development credit carryforwards of approximately $58.3 million and $25.2 million available to reduce our future tax liability, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2030. California credit carryforwards have no expiration date.
Internal Revenue Code ("IRC") section 382 places a limitation (the “Section 382 limitation” or “annual limitation”) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Similar provisions exist for states. In addition, and as a result of the acquisitions of Good Start Genetics and CombiMatrix in 2017, acquisitions of Singular Bio, Jungla, and Clear Genetics in 2019, acquisitions of YouScript and ArcherDX in 2020, and acquisitions of One

Codex, Genosity, Ciitizen, and Stratify in 2021, tax loss carryforwards from acquired entities are also subject to the Section 382 limitation due to the change in control in the acquired entities in the current year.
In addition, as a result of equity issued in connection with various acquisitions, the Company also performed a section 382 analysis in 2021 with respect to our operating loss and credit carryforwards. The Company concluded while an ownership change occurred in 2020 as defined under IRC section 382, none of the Company's net operating loss carryforwards would expire unused solely as a result of annual limitations imposed on the use of the carryforwards under IRC sections 382 and 383.
Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the Tax Cuts and Job Acts of 2017, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for withholding taxes, which would be applicable in some jurisdiction.
As of December 31, 2021, we had unrecognized tax benefits of $46.7 million, which primarily relates to research and development credits, $1.9 million of which would currently affect the Company's effective tax rate if recognized due to the Company's valuation allowance against its deferred tax assets. During the year, the Company benchmarked the reserves of similar tax positions within the industry based on IRS and state audits of comparable companies. Based on its analysis, the Company decreased its unrecognized tax benefits to more closely align with other comparable companies within the industry. As these reserves relate primarily to research and development credits which have a full valuation allowance, such adjustments did not impact the Company's income tax provision. Unrecognized tax benefits are not expected to materially change in the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Unrecognized tax benefits, beginning of period	$21,965	$26,985	$16,375
Gross increases—current period tax positions	18,165	8,368	10,311
Gross increases—prior period tax positions	6,539	53	299
Gross decreases—prior period tax positions	—	(13,441)	—
Unrecognized tax benefits, end of period	$46,669	$21,965	$26,985
The Company's policy is to include penalties and interest expense related to income taxes as a component of tax expense. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2021, 2020 and 2019.
The Company's major tax jurisdictions are the United States and California. All of the Company's tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending.
12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2021	2020	2019
Net loss	$(379,006)	$(602,170)	$(241,965)
Shares used in computing net loss per share, basic and diluted	210,946	134,587	90,859
Net loss per share, basic and diluted	$(1.80)	$(4.47)	$(2.66)

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Shares of common stock subject to outstanding options	4,069	6,878	3,662
Shares of common stock subject to outstanding warrants	29	405	592
Shares of common stock subject to outstanding RSUs	9,146	5,590	5,293
Shares of common stock subject to outstanding PRSUs	737	1,658	1,860
Shares of common stock pursuant to ESPP	425	294	239
Shares of common stock underlying Series A convertible preferred stock	93	125	702
Shares of common stock subject to Convertible Senior Notes conversion	38,403	8,371	3,612
Total shares of common stock equivalents	52,902	23,321	15,960
13. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$404,013	$255,680	$202,550
Canada	7,553	4,529	4,356
Rest of world	48,883	19,389	9,918
Total revenue	$460,449	$279,598	$216,824
As of December 31, 2021, 2020 and 2019, our long-lived assets were primarily located in the United States other than operating lease assets representing our right-of-use for leased facilities in Australia, Belgium and Israel.
14. Selected quarterly data (unaudited)
The following table summarizes our quarterly financial information for 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Revenue	$103,621	$116,312	$114,395	$126,121
Cost of revenue	$75,491	$89,331	$87,741	$96,106
(Loss) income from operations	$(112,364)	$128,609	$(193,312)	$(214,574)
Net (loss) income	$(109,492)	$133,786	$(198,176)	$(205,124)
Net loss per share, basic(1)	$(0.56)	$0.66	$(0.91)	$(0.90)
Net loss per share, diluted(1)	$(0.56)	$0.53	$(0.91)	$(0.90)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$64,248	$46,191	$68,728	$100,431
Cost of revenue	$40,422	$42,952	$46,643	$68,258
Loss from operations	$(97,784)	$(142,082)	$(80,823)	$(331,483)
Net loss	$(98,527)	$(166,403)	$(102,902)	$(234,338)
Net loss per share, basic and diluted(1)	$(0.99)	$(1.29)	$(0.78)	$(1.30)
___________________________________________________________________
(1)    Net loss (income) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net loss per share information may not equal annual net loss per share.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.    Controls and Procedures
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
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining internal control over our financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8. of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Invitae Corporation
Opinion on Internal Control Over Financial Reporting

We have audited Invitae Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Invitae Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Invitae Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Redwood City, California
March 1, 2022

ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors,” contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2021 in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders, or the Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information about our executive officers” and is incorporated herein by reference.
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
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees. The Code of Business Conduct and Ethics set forth the basic principles that guide the business conduct of our employees. Our board of directors has also adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer and Chief Financial Officer as well as other key management employees addressing ethical issues. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are each posted on our website www.invitae.com. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers can only be amended by the approval of a majority of our board of directors. Any waiver to the Code of Business Conduct and Ethics for an executive officer or director or any waiver of the Code of Ethics for Senior Financial Officers may only be granted by our board of directors or our nominating and corporate governance committee and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee. Stockholders may request a free copy of our Code of Business Conduct and Ethics and Code of Ethics foe Senior Financial Officers by contacting Invitae Corporation, Attention: Chief Financial Officer, 1400 16th Street, San Francisco, California 94103. None of the materials on, or accessible through, our website is part of this report or incorporated by reference herein.
To date, there have been no waivers under our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers or waivers of such codes granted to executive officers and directors on our website at http://www.invitae.com within four business days following the date of such amendment or waiver.
Our Board of Directors has appointed an Audit Committee, comprised of Christine M. Gorjanc, Geoffrey S. Crouse and Kimber D. Lockhart. The Board of Directors has determined that each of Ms. Gorjanc and Mr. Crouse qualifies as an "audit committee financial expert" under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the current rules of the New York Stock Exchange and Securities and Exchange Commission rules and regulations.
ITEM 11.    Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Election of Directors-Director Compensation,” “Election of Directors—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” contained in the Proxy Statement.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions,” "Corporate Governance" and “Director Independence” contained in the Proxy Statement.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV
ITEM 15.    Exhibit and Financial Statement Schedules
(a)Documents filed as part of this report
1.Financial Statements: Reference is made to the Index to Financial Statements of Invitae Corporation included in Item 8. of Part II hereof.
2.Financial Statement Schedules: All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.
3.Exhibits: See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.
(b)Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herein

2.1@	Agreement and Plan of Merger and Plan of Reorganization, dated as of June 21, 2020, by and among Invitae Corporation, Apollo Merger Sub A Inc., Apollo Merger Sub B LLC, ArcherDX, Inc. and Kyle Lefkoff, solely in his capacity as holders’ representative.	8-K	2.1	6/24/2020

2.2@	Stock Purchase and Merger Agreement, dated as of July 11, 2019, by and among Invitae Corporation, Jumanji, LLC, Jungla Inc., and Fortis Advisors LLC.	10-Q	2.2	8/6/2019

2.3@^	Agreement and Plan of Merger, dated as of November 8, 2019, by and among Invitae Corporation, Catalina Merger Sub A Inc., Catalina Merger Sub B LLC, Clear Genetics, Inc. and Shareholder Representative Services LLC.	10-K	2.3	3/2/2020

2.4@^	Share Purchase Agreement, dated as of March 10, 2020, by and among Invitae Corporation, Invitae Netherlands, B.V. and Peter Schols.	10-Q	2.1	5/11/2020

2.5@^	Agreement and Plan of Merger, dated as of March 10, 2020, by and among Invitae Corporation, Yasawa Merger Sub A Inc., Yasawa Merger Sub B LLC, YouScript Incorporated, and Fortis Advisors LLC, as representative of YouScript Incorporated’s stockholders.	10-Q	2.1	8/4/2020

2.6@^	Unit Purchase Agreement, dated as of March 10, 2020, by and among Invitae Corporation, David Colaizzi, Chris Howlett, Anthony Muhlenkamp, Gerald Schneider, and Matt Lehrian.	10-Q	2.2	8/4/2020

3.1	Restated Certificate of Incorporation.	8-K	3.1	2/23/2015

3.1.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Invitae Corporation.	8-K	3.1	8/1/2017

3.2	Amended and Restated Bylaws.	8-K	3.2	2/23/2015

4.1	Form of Common Stock Certificate.	10-K	4.1	2/26/2021

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.2	3/2/2020

4.3	Indenture dated as of September 10, 2019, between Invitae Corporation and U.S. Bank National Association, as trustee (including form of Note).	8-K	4.1	9/11/2019

4.4	Indenture, dated as of April 8, 2021, between Invitae Corporation and U.S. Bank National Association (including form of Note).	8-K	4.1	4/8/2021

4.5	Amended and Restated Registration Rights Agreement, dated as of July 31, 2017.	8-K	10.4	8/1/2017

4.6	Registration Rights Agreement, dated as of October 2, 2020, by and among Invitae Corporation and the investors party thereto.	8-K	10.2	10/5/2020

4.7	Registrations Rights Agreement, dated as of February 8, 2021, by and among the Invitae Corporation and certain securityholders of Reference Genomics, Inc. d/b/a One Codex.				X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herein
4.8	Registration Rights Agreement, dated as of September 13, 2021, by and among Invitae Corporation and certain stockholders of Ciitizen Corporation.				X

10.1	Form of Indemnification Agreement between Invitae Corporation and its officers and directors.	S-1 (File No. 333-201433)	10.1	1/9/2015

10.2	Lease Agreement dated as of September 2, 2015 by and between Invitae Corporation and 1400 16th Street LLC.	8-K	10.1	9/4/2015

10.3	Lease Agreement, dated as of April 20, 2021, by and between Invitae Corporation and APB Owned LLC.	8-K	10.1	4/23/2021

10.4@^	Credit Agreement and Guaranty, dated as of October 2, 2020, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent.	8-K	10.3	10/5/2020

10.5	Amendment No. 1, dated as of April 3, 2021, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent, to Credit Agreement and Guaranty, dated as of October 2, 2020, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent.	8-K	10.2	4/5/2021

10.6	Amendment No. 2, dated as of September 20, 2021, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent, to Credit Agreement and Guaranty, dated as of October 2, 2020, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent.	10-Q	10.1	11/9/2021

10.7#	Invitae Corporation 2015 Stock Incentive Plan, as amended and restated as of August 31, 2021.	10-Q	10.3	11/9/2021

10.8#	Form of Notice of Stock Option Grant and Non-Qualified Stock Option Agreement for awards granted under the Invitae Corporation 2015 Stock Incentive Plan.	S-1 (File No. 333-201433)	10.6	2/11/2015

10.9#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for awards granted under the Invitae Corporation 2015 Stock Incentive Plan.	S-1 (File No. 333-201433)	10.7	2/11/2015

10.10#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for awards granted under the Invitae Corporation 2015 Stock Incentive Plan.	8-K	10.1	8/6/2015

10.11#	Form of Notice of Time-Based Restricted Stock Unit Award and Time-Based Restricted Stock Unit Agreement for awards granted under the Invitae Corporation 2015 Stock Incentive Plan (Inducement).	10-Q	10.2	8/6/2019

10.12#	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement for awards under the Invitae Corporation 2015 Stock Incentive Plan (Inducement).	10-Q	10.3	8/6/2019

10.13#	Form of Global Restricted Stock Unit Agreement under the Invitae Corporation 2015 Stock Incentive Plan.	10-Q	10.4	11/9/2021

10.14#	Invitae Corporation Employee Stock Purchase Plan, as amended and restated as of October 14, 2021.	10-Q	10.2	11/9/2021

10.15#	ArcherDX, Inc. 2015 Equity Incentive Plan, as amended, and forms of agreements thereunder.	10-K	10.21	2/26/2021

10.16#	Stratify Genomics Inc. 2018 Equity Incentive Plan, as amended by Amendment No. 1 and Amendment No. 2.				X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herein
10.17	Form of Warrant to Purchase Common Stock between Oxford Capital, LLC and Invitae Corporation.	10-K	10.14	3/16/2017

10.18	Sales Agreement, dated May 4, 2021, between Invitae Corporation and Cowen and Company, LLC.	8-K	1.1	5/4/2021

10.19#	Offer Letter, dated as of June 1, 2020, by and between Invitae Corporation and Kenneth D. Knight.	8-K	10.1	6/26/2020

10.20#	Offer Letter, dated May 19, 2021, between Invitae Corporation and Roxi Wen.	8-K	10.1	6/11/2021

10.21#	Change in Control and Severance Agreement, between Invitae Corporation and Sean George.	10-Q	10.5	8/9/2021

10.22#	Form of Change in Control and Severance Agreement, between Invitae Corporation and certain officers.	10-Q	10.6	8/9/2021

10.23	Securities Purchase Agreement, dated as of June 21, 2020, by and among Invitae Corporation and the investors identified therein.	8-K	10.1	6/24/2020

10.24	Support Agreement, dated as of September 23, 2020, by and among Invitae Corporation and certain securityholders of ArcherDX, Inc.	8-K	10.4	10/5/2020

10.25	Investment Agreement, dated as of April 3, 2021, by and among Invitae Corporation and parties listed therein (including form of Indenture relating to 1.50% Convertible Senior Notes due 2028).	8-K	10.1	4/5/2021

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (contained on the signature page to this Form 10-K).				X

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial and Accounting Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

32.2	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101).

__________________________________________

#	Indicates management contract or compensatory plan or arrangement.
@	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
^	Portions of this exhibit have been redacted in accordance with Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K.
Copies of the above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Invitae Corporation, 1400 16th Street, San Francisco, California 94103.
(c)Financial Statement Schedules: Reference is made to Item 15(a) 2 above.
ITEM 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITAE CORPORATION
By:	/s/ Sean E. George, Ph.D.
Sean E. George, Ph.D. President and Chief Executive Officer
Date: March 1, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sean E. George and Yafei (Roxi) Wen, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ Sean E. George, Ph.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2022
Sean E. George, Ph.D.

/s/ Yafei (Roxi) Wen	Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Yafei (Roxi) Wen

/s/ Robert F. Werner	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Robert F. Werner

/s/ Eric Aguiar, M.D.	Director	March 1, 2022
Eric Aguiar, M.D.

/s/ Geoffrey S. Crouse	Director	March 1, 2022
Geoffrey S. Crouse

/s/ Christine M. Gorjanc	Director	March 1, 2022
Christine M. Gorjanc

/s/ Kimber D. Lockhart	Director	March 1, 2022
Kimber D. Lockhart

/s/ Chitra Nayak	Director	March 1, 2022
Chitra Nayak