Form 10-Q
period 2022-03-31
Invitae Corp
filed 2022-05-03
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of April 29, 2022 was 229,288,596.

PART I — Financial Information
ITEM 1. Condensed Consolidated Financial Statements
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$325,331	$923,250
Marketable securities	549,381	122,121
Accounts receivable	80,399	66,227
Inventory	43,457	33,516
Prepaid expenses and other current assets	32,037	33,691
Total current assets	1,030,605	1,178,805
Property and equipment, net	129,959	114,714
Operating lease assets	117,333	121,169
Restricted cash	10,275	10,275
Intangible assets, net	1,167,841	1,187,994
Goodwill	2,283,059	2,283,059
Other assets	28,693	23,551
Total assets	$4,767,765	$4,919,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,701	$21,127
Accrued liabilities	108,498	106,453
Operating lease obligations	12,301	12,359
Finance lease obligations	5,400	4,156
Total current liabilities	167,900	144,095
Operating lease obligations, net of current portion	121,849	124,369
Finance lease obligations, net of current portion	7,609	5,683
Debt	115,626	113,391
Convertible senior notes, net	1,465,786	1,464,138
Deferred tax liability	15,796	51,696
Other long-term liabilities	29,266	37,797
Total liabilities	1,923,832	1,941,169
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	23	23
Accumulated other comprehensive loss	(785)	(7)
Additional paid-in capital	4,749,402	4,701,230
Accumulated deficit	(1,904,707)	(1,722,848)
Total stockholders’ equity	2,843,933	2,978,398
Total liabilities and stockholders’ equity	$4,767,765	$4,919,567
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Test revenue	$119,497	$99,276
Other revenue	4,194	4,345
Total revenue	123,691	103,621
Cost of revenue	97,116	75,491
Research and development	128,236	80,358
Selling and marketing	60,144	51,240
General and administrative	51,274	72,517
Change in fair value of contingent consideration	154	(63,621)
Total costs and operating expenses	336,924	215,985
Loss from operations	(213,233)	(112,364)
Other income, net	10,439	4,465
Interest expense	(13,985)	(8,393)
Net loss before taxes	(216,779)	(116,292)
Income tax benefit	(34,920)	(6,800)
Net loss	$(181,859)	$(109,492)
Net loss per share, basic and diluted	$(0.80)	$(0.56)
Shares used in computing net loss per share, basic and diluted	228,470	194,000

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(181,859)	$(109,492)
Other comprehensive (loss) income:
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(778)	49
Comprehensive loss	$(182,637)	$(109,443)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Common stock:
Balance, beginning of period	$23	$19
Common stock issued	—	1
Balance, end of period	23	20

Accumulated other comprehensive (loss) income:
Balance, beginning of period	(7)	1
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(778)	49
Balance, end of period	(785)	50

Additional paid-in capital:
Balance, beginning of period	4,701,230	3,337,120
Common stock issued in connection with public offering, net	—	434,263
Common stock issued on exercise of stock options, net	425	1,760
Common stock issued pursuant to exercises of warrants	—	1,242
Common stock issued or issuable pursuant to acquisitions and equity awards issued in connection with such acquisitions	1,660	74,822
Stock-based compensation expense	46,087	55,834
Reclassification of equity component of convertible senior notes	—	(75,488)
Balance, end of period	4,749,402	3,829,553

Accumulated deficit:
Balance, beginning of period	(1,722,848)	(1,360,847)
Cumulative effect of accounting change	—	17,005
Net loss	(181,859)	(109,492)
Balance, end of period	(1,904,707)	(1,453,334)
Total stockholders' equity	$2,843,933	$2,376,289

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(181,859)	$(109,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,100	16,574
Stock-based compensation	46,822	58,775
Amortization of debt discount and issuance costs	3,883	2,735
Remeasurements of liabilities associated with business combinations	(9,849)	(66,999)
Benefit from income taxes	(34,920)	(6,800)
Post-combination expense for acceleration of unvested equity and deferred stock compensation	1,660	2,959
Amortization of premiums and discounts on investment securities	570	1,549
Other	1,806	2,241
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(14,172)	2,814
Inventory	(9,941)	1,374
Prepaid expenses and other current assets	1,654	(11,237)
Other assets	(1,984)	811
Accounts payable	22,863	10,232
Accrued expenses and other long-term liabilities	(1,176)	4,944
Net cash used in operating activities	(147,543)	(89,520)
Cash flows from investing activities:
Purchases of marketable securities	(550,541)	(325,956)
Proceeds from maturities of marketable securities	121,933	74,763
Acquisition of businesses, net of cash acquired	—	(14,954)
Purchases of property and equipment	(20,848)	(6,431)
Other	—	(980)
Net cash used in investing activities	(449,456)	(273,558)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	—	434,263
Proceeds from issuance of common stock	425	2,551
Finance lease principal payments	(1,330)	(723)
Other	(15)	—
Net cash (used in) provided by financing activities	(920)	436,091
Net (decrease) increase in cash, cash equivalents and restricted cash	(597,919)	73,013
Cash, cash equivalents and restricted cash at beginning of period	933,525	131,480
Cash, cash equivalents and restricted cash at end of period	$335,606	$204,493

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$4,472	$1,740
Purchases of property and equipment in accounts payable and accrued liabilities	$11,675	$6,341
Common stock issued for acquisition of businesses	$—	$74,822
Operating lease assets obtained in exchange for lease obligations, net	$—	$32,279

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
Prior period reclassifications
We have reclassified certain amounts in prior periods to conform with current presentation. During the current period, we have disclosed the change in fair value of our contingent consideration separately in our statements of operations. These amounts were disclosed in general and administrative expense in previous periods.
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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$325,331	$923,250
Restricted cash	10,275	10,275
Total cash, cash equivalents and restricted cash	$335,606	$933,525
Restricted cash serves as the security deposit for the Company's leases.
Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, finance leases and liabilities associated with business combinations. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of our finance leases approximates their fair values. Liabilities associated with business combinations are recorded at their estimated fair value.
Recent accounting pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606 as if it had originated the contracts. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to all business combinations occurring after the date of adoption. Early adoption is permitted by us at any time. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning January 1, 2022, with early adoption permitted. We elected to adopt the amendments on a modified retrospective basis effective January 1, 2021, which required a cumulative-effect adjustment to retained earnings. The cumulative-effect adjustment resulted in a decrease in accumulated deficit of $17.0 million related to the reversal of the equity component and associated issuance costs as well as adjustment of the related amortization costs of our convertible senior notes due 2024. Reporting periods beginning on or after January 1, 2021 are presented under this new guidance while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under U.S. GAAP. See further information about our convertible senior notes in Note 8, “Commitments and contingencies.”

Income Taxes
During the three month period ended March 31, 2022, we recorded a $34.6 million release of federal and state valuation allowances as a result of the reclassification of ArcherDX's STRATAFIDE and Personalized Cancer Monitoring ("PCM") in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing finite-lived deferred tax assets for which a valuation allowance had previously been established. There was no similar income tax benefit in the prior year period. The income tax benefit of $6.8 million for the three months ended March 31, 2021 was primarily due to the net deferred tax liabilities assumed in connection with our acquisition of One Codex during February 2021.
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
Our revenue as disaggregated by payer category and revenue subtype is as follows (in thousands):

	Three Months Ended March 31, 2022
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$71,904	$12,157	$12,963	$12,665	$109,689
Decentralized	—	—	1,343	8,465	9,808
Total test revenue	71,904	12,157	14,306	21,130	119,497
Other revenue	—	—	2,954	1,240	4,194
Total revenue	$71,904	$12,157	$17,260	$22,370	$123,691

	Three Months Ended March 31, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$60,891	$8,949	$10,274	$10,472	$90,586
Decentralized	—	—	383	8,307	8,690
Total test revenue	60,891	8,949	10,657	18,779	99,276
Other revenue	—	—	3,062	1,283	4,345
Total revenue	$60,891	$8,949	$13,719	$20,062	$103,621
We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. Cash collections for certain tests delivered may differ from rates originally estimated. In subsequent periods, we update our estimate of the amounts recognized for previously delivered tests which resulted in the following increases to revenue and decreases to our net loss from operations and basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Revenue	$1.1	$4.3
Loss from operations	$(1.1)	$(4.3)
Net loss per share, basic and diluted	$(0.00)	$(0.02)

Impact of COVID-19
While we expect the COVID-19 pandemic may continue to impact our business, we experienced limited disruption during 2022 and 2021. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
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
We also record unbilled revenue for revenue recognized but yet to be billed for services provided to biopharmaceutical companies related to companion diagnostic development. This contract receivable was $5.1 million and $4.3 million as of March 31, 2022 and December 31, 2021, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. The Company has applied the practical expedient in relation to information about our remaining performance obligations, as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. Most performance obligations are generally satisfied over one to six months. During the three months ended March 31, 2022, we recognized revenue of $2.4 million from deferred revenue recorded in prior periods. The current contract liability was $7.0 million and $9.4 million as of March 31, 2022 and December 31, 2021, respectively, and was included in accrued liabilities on the consolidated balance sheets. The long-term contract liability was $2.5 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively, and was included in other long-term liabilities on the consolidated balance sheets.
4. Business combinations
Genelex and YouScript
In April 2020, we acquired 100% of the equity interest of Genelex Solutions, LLC ("Genelex") and YouScript Incorporated ("YouScript") to bring pharmacogenetic testing and integrated clinical decision support to Invitae.
We may be required to pay contingent consideration in the form of additional shares of our common stock in connection with the acquisition of Genelex if, within a specified period following the closing, we achieve a certain product milestone, in which case we would issue shares of our common stock with a value equal to a portion of the gross revenue actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenue achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date. As of March 31, 2022, the fair value of this contingent consideration was $2.0 million. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement.
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
We were required to pay contingent consideration based on achievement of post-closing development and revenue milestones. The material factors that may impact the fair value of the contingent consideration, and therefore the liability, are (i) the estimated number of shares to be issued, (ii) the volatility of our common stock, (iii) the probabilities of achievement of milestones within the timeframes prescribed in the acquisition agreement and (iv) discount rates, all of which are Level 3 inputs not supported by market activity with the exception of the volatility of our common stock. Significant changes in any of these inputs may result in a significant change in fair value, which is estimated at each reporting date. Of the five milestones, one milestone was achieved in November 2020, which resulted in the issuance of 5.0 million shares of our common stock and a cash payment of $1.9 million, and three milestones were achieved or deemed to be achieved during the three months ended June 30, 2021, which resulted in the issuance of 13.8 million shares of our common stock and a cash payment of $3.3 million in July 2021. The remaining milestone is based upon receiving U.S. Food and Drug Administration ("FDA") clearance or approval of a therapy selection in vitro diagnostic ("IVD") product, which per the terms of the acquisition agreement, must be completed by March 31, 2022, subject to certain extensions (the "ArcherDX Final Milestone"). With respect to the ArcherDX Final Milestone, the liability was reduced to nil as of June 30, 2021 from $262.5 million as of March 31, 2021 and $287.7 million as of December 31, 2020, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. Subsequent to March 31, 2022, an agreement was entered into with the previous ArcherDX stockholders to extend the date for achievement of the ArcherDX Final Milestone to March 31, 2023. We do not believe achievement of the conditions prescribed in the acquisition agreement will occur within this timeframe. We expect FDA clearance or approval of a therapy selection IVD at a later date subject to resolution of the necessary steps. As such, no liability was recorded as of March 31, 2022.
In connection with the acquisition, we granted awards of common stock to new employees who joined Invitae in connection with our acquisition of ArcherDX that vested upon the achievement of the contingent consideration milestones discussed above and were subject to the employees' continued service with us, unless terminated without cause in which case vesting was only dependent on milestone achievement. As the number of shares that were expected to be issued are fixed, the awards are equity-classified. During the three months ended March 31, 2022, we recorded stock-based compensation expense of nil related to the ArcherDX milestones. During the three months ended March 31, 2021, we recorded $40.6 million in stock-based compensation expense related to the ArcherDX milestones, of which $30.4 million was due to an accounting modification of certain awards whereby the employee's continued substantive services were no longer required. During the three months ended June 30, 2021 we recorded a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone would not be achieved within the specified timeframe prescribed in the acquisition agreement.
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
Genosity
In April 2021, we acquired 100% of the fully diluted equity of Genosity Inc. ("Genosity"), a company providing genomic laboratory services, for approximately $196.0 million, consisting of approximately $120.0 million in cash and 1.9 million shares of our common stock. In connection with this transaction, we granted restricted stock units ("RSUs") having a value of up to $5.0 million to certain continuing employees and recognized $0.4 million in stock-based compensation expense for the three months ended March 31, 2022.
Pursuant to the terms of the acquisition, we agreed to provide additional shares in the event that our common stock share price decreased after the acquisition, but prior to filing a resale registration statement. At the time of the acquisition, we estimated this provision to be $7.0 million. On filing the resale registration statement during the period ended June 30, 2021, the fair value was $3.2 million and the difference of $3.8 million was recorded in general and administrative expense.
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
Ciitizen
In September 2021, we acquired 100% of the equity of Ciitizen Corporation ("Ciitizen"), a patient-centric health technology company, for approximately $308.3 million, consisting of approximately $87.4 million in cash and 6.3 million shares of our common stock, of which approximately $10.4 million in cash and 0.8 million shares are subject to a hold-back to satisfy indemnification obligations that may arise following the closing. As of March 31, 2022, the value of the stock payable liability was $6.3 million with the $5.8 million quarterly fair value change recorded as income in other income, net. In connection with this transaction, we granted RSUs having a value of up to $246.9 million to certain continuing employees. During the three months ended March 31, 2022, we recorded stock-based compensation expense of $24.9 million primarily in research and development expense.
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
5. Goodwill and intangible assets
Goodwill
There were no changes in the carrying amounts of goodwill during the three months ended March 31, 2022.
Intangible assets
The following table presents details of our acquired intangible assets as of March 31, 2022 (in thousands):

	March 31, 2022				December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (In Years)	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$41,515	$(14,248)	$27,267	10.8	$41,515	$(13,096)	$28,419	10.8
Developed technology	1,174,506	(100,132)	1,074,374	10.7	662,106	(81,902)	580,204	10.2
Non-compete agreement	286	(286)	—	0.0	286	(286)	—	0.0
Tradename	21,085	(2,646)	18,439	12.0	21,085	(2,207)	18,878	12.0
Patent assets and licenses	495	(145)	350	15.0	495	(136)	359	15.0
Right to develop new technology	19,359	(1,936)	17,423	15.0	19,359	(1,613)	17,746	15.0
In-process research and development	29,988	—	29,988	n/a	542,388	—	542,388	n/a
	$1,287,234	$(119,393)	$1,167,841	10.7	$1,287,234	$(99,240)	$1,187,994	10.4
Acquisition-related intangibles included in the above table are generally finite-lived, other than in-process research and development, which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships related to our 2017 business combinations are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. During the three months ended March 31, 2022, the Company launched the ArcherDX STRATAFIDE and PCM products resulting in the reclassification of the related in-process research and development intangibles to developed technology intangibles, which are finite-lived and amortizable. Amortization expense was $20.2 million and $12.1 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense is recorded in cost of revenue, research and development, and selling and marketing expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of March 31, 2022 (in thousands):

2022 (remainder of year)	$89,413
2023	118,461
2024	118,183
2025	116,429
2026	116,396
Thereafter	578,971
Total estimated future amortization expense	$1,137,853
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
In July 2021, we acquired 100% of the equity interest of Medneon LLC, a digital health artificial intelligence company, for $34.1 million consisting of 0.4 million shares of common stock, $4.9 million in assumed liabilities, and $12.9 million in cash. We accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in the developed technology acquired. The fair value of the developed technology is $33.9 million, which will be amortized over eight years to cost of revenue. The remaining purchase price of $0.2 million is the fair value of cash and cash equivalents.
6. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$36,164	$27,178
Work in progress	6,446	5,342
Finished goods	847	996
Total inventory	$43,457	$33,516

Property and equipment, net
Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$34,412	$31,159
Laboratory equipment	66,350	61,317
Computer equipment	16,365	15,452
Furniture and fixtures	2,260	2,130
Construction-in-progress	62,319	52,039
Other	2,239	925
Total property and equipment, gross	183,945	163,022
Accumulated depreciation and amortization	(53,986)	(48,308)
Total property and equipment, net	$129,959	$114,714
Depreciation expense was $5.6 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and related expenses	$42,492	$35,877
Accrued expenses	32,193	32,136
Compensation and other liabilities associated with business combinations	15,019	11,622
Deferred revenue	6,963	9,431
Accrued interest	583	6,646
Other accrued liabilities	11,248	10,741
Total accrued liabilities	$108,498	$106,453
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Compensation and other liabilities associated with business combinations, non-current	16,804	27,919
Deferred revenue, non-current	2,519	663
Other	9,943	9,215
Total other long-term liabilities	$29,266	$37,797
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

The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$175,814	$—	$—	$175,814	$175,814	$—	$—
U.S. Treasury notes	640,776	—	(773)	640,003	640,003	—	—
U.S. government agency securities	9,409	—	(12)	9,397	—	9,397	—
Total financial assets	$825,999	$—	$(785)	$825,214	$815,817	$9,397	$—

Financial liabilities:
Stock payable liability				$10,922	$—	$—	$10,922
Contingent consideration				2,029	—	—	2,029
Total financial liabilities				$12,951	$—	$—	$12,951

March 31, 2022
Reported as:
Cash equivalents	$265,558
Restricted cash	10,275
Marketable securities	549,381
Total cash equivalents, restricted cash, and marketable securities	$825,214

Other long-term liabilities	$12,951

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$913,990	$—	$—	$913,990	$913,990	$—	$—
U.S. Treasury notes	111,187	—	(6)	111,181	111,181	—	—
U.S. government agency securities	10,941	—	(1)	10,940	—	10,940	—
Total financial assets	$1,036,118	$—	$(7)	$1,036,111	$1,025,171	$10,940	$—

Financial liabilities:
Stock payable liability				$20,925	$—	$—	$20,925
Contingent consideration				1,875	—	—	1,875
Total financial liabilities				$22,800	$—	$—	$22,800

December 31, 2021
Reported as:
Cash equivalents	$903,715
Restricted cash	10,275
Marketable securities	122,121
Total cash equivalents, restricted cash, and marketable securities	$1,036,111

Other long-term liabilities	$22,800

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. At March 31, 2022, the remaining contractual maturities of available-for-sale securities ranged from one to nine months.
The total fair value of investments with unrealized losses at March 31, 2022 was $629.4 million. None of the available-for-sale securities held as of March 31, 2022 have been in an unrealized loss position for more than one year. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of March 31, 2022, because the change in market value of those securities has resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. For marketable securities in an unrealized loss position, we assess our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the three months ended March 31, 2022 and 2021, the change in fair value related to stock payable liabilities recorded to other income, net was income of $10.0 million and $3.4 million, respectively.
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
Debt financing
In October 2020, we entered into a credit agreement with a financial institution under which we borrowed $135.0 million (the "2020 Term Loan") concurrent with the closing of the ArcherDX acquisition. The 2020 Term Loan is secured by a first priority lien on all of our and our subsidiaries' assets, and is guaranteed by us and our subsidiaries. The 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75%. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we will endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States, provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. The three-month LIBOR is expected to be available and representative through June 30, 2023. The 2020 Term Loan will mature on (i) June 1, 2024, if at such time our 2024 Notes (defined below) are outstanding and are due to mature on September 1, 2024 (provided that if, prior to such date, the maturity date of at least 80% of the 2024 Notes is extended to a date that is prior to September 1, 2025, the maturity date for the 2020 Term Loan will be automatically extended to a date that is 90 days prior to such 2024 Notes maturity date as extended), or (ii) otherwise, on June 1, 2025. The full amount of the 2020 Term Loan is due upon maturity. If the 2020 Term Loan is prepaid (whether such prepayment is optional or mandatory), we must pay a prepayment fee of 6% if the prepayment occurs prior to the third anniversary of the closing date or 4% if the prepayment occurs after the third anniversary of the closing date and we must also pay a make-whole fee if the prepayment occurs prior to the second anniversary of the closing date.
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
Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes (defined below), was $5.9 million for both the three months ended March 31, 2022 and 2021.
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
The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Since issuance, these notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. The notes were not convertible during the three months ended March 31, 2022 and none have been converted to date in the periods in which they were convertible.
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
The 2028 Notes will be convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by us. The 2028 Notes will be convertible into shares of our common stock based on an initial conversion rate of 23.1589 shares of common stock per $1,000 principal amount of the 2028 Notes (which is equal to an initial conversion price of $43.18 per share), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. None of the 2028 Notes have been converted to date.
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
Summary of convertible senior notes
We adopted the provisions of ASU 2020-06 on January 1, 2021. See Note 2, "Summary of significant accounting policies" for additional information. Our 2024 Notes and 2028 Notes (collectively, our "Convertible Senior Notes") consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Outstanding principal	$1,499,996	$1,499,996
Unamortized debt discount and issuance costs	(34,210)	(35,858)
Net carrying amount, liability component	$1,465,786	$1,464,138
As of March 31, 2022, the fair value of the 2024 Notes and 2028 Notes was $301.5 million and $631.4 million, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. We recognized $7.7 million and $2.2 million of interest expense related to our convertible senior notes during the three months ended March 31, 2022 and 2021, respectively. Of the interest expense recognized during the three months ended March 31, 2022 and 2021, $1.6 million and $0.5 million, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At March 31, 2022, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $55.2 million.

Guarantees and indemnification
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at March 31, 2022 or December 31, 2021.
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
We were not a party to any material legal proceedings at March 31, 2022, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its second amended complaint (“Second Amended Complaint”) on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its third amended complaint (“Third Amended Complaint”) to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its answer and counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery concluded in December 2021. On January 21, 2022, Natera, ArcherDX and Invitae moved for summary judgment, wherein Natera seeks a determination on certain legal and equitable defenses and ArcherDX and Invitae seek a determination of non-infringement and invalidity of the asserted patents. The case was reassigned on March 11, 2022 and all hearing dates vacated. A status conference is set for May 12, 2022.
In addition, on October 6, 2020, Natera filed a complaint against Genosity in the United States District Court for the District of Delaware, alleging that Genosity's use of its AsTra products, and the manufacture, use, sale, and offer for sale of such products, infringes U.S. Patent No. 10,731,220. Natera's complaint further alleges that Genosity's accused products use ArcherDX's ctDNA and region-specific primers. Genosity filed an answer to the complaint on February 15, 2021, denying Natera's allegations and setting forth affirmative defenses and counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. On March 8, 2021, Natera filed a motion to dismiss and strike certain affirmative defenses and counterclaims brought by Genosity relating to inequitable conduct. The court denied that motion on March 14, 2022. The court granted an order granting the parties' stipulated request to stay the case on April 1, 2022.
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

9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock:
Shares outstanding, beginning and end of period	—	125

Common stock:
Shares outstanding, beginning of period	228,116	185,886
Common stock issued in connection with public offering	—	8,932
Common stock issued on exercise of stock options, net	87	401
Common stock issued pursuant to vesting of RSUs	621	712
Common stock issued pursuant to exercises of warrants	—	208
Common stock issued pursuant to acquisitions	—	1,375
Shares outstanding, end of period	228,824	197,514
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). During the year ended December 31, 2021, 124,913 shares of Series A convertible preferred stock were converted into 124,913 shares of common stock. As of March 31, 2022, there were no shares of Series A convertible preferred stock outstanding.
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
Public offering
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
RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. We have also granted certain awards in connection with our management incentive plan that vest over a period of two years. In June 2019, we granted time-based RSUs in connection with the acquisition of Singular Bio, Inc. which vest in three equal installments over a period of 18 months and performance-based RSUs ("PRSUs") that vest based on the achievement of performance conditions. In December 2020, we granted RSUs in connection with an asset acquisition which vest in two equal installments in December 2021 and December 2022, subject to the employees' continued service with us.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share data and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2021	10,242	3,034	$11.98	5.5	$16,431
Additional shares reserved	9,125	—
Options cancelled	20	(20)	6.44
Options exercised	—	(87)	4.91
RSUs and PRSUs granted	(342)	—
RSUs and PRSUs cancelled	516	—
Balances at March 31, 2022	19,561	2,927	$12.23	5.1	$1,900
Options exercisable at March 31, 2022		2,538	$10.07	4.6	$1,834
Options vested and expected to vest at March 31, 2022		2,912	$12.20	5.1	$1,895
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The following table summarizes RSU, including PRSU, activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2021	16,247	$26.21
RSUs granted	342	$11.17
RSUs vested	(623)	$24.66
RSUs cancelled	(516)	$27.82
Balance at March 31, 2022	15,450	$25.89

Stock-based compensation
The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,865	$2,185
Research and development	31,994	15,534
Selling and marketing	2,909	3,431
General and administrative	10,054	37,625
Total stock-based compensation expense	$46,822	$58,775
11. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(181,859)	$(109,492)
Shares used in computing net loss per share, basic and diluted	228,470	194,000
Net loss per share, basic and diluted	$(0.80)	$(0.56)
The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares of common stock subject to outstanding options	2,972	4,679
Shares of common stock subject to outstanding warrants	—	118
Shares of common stock subject to outstanding RSUs and PRSUs	15,935	6,531
Shares of common stock pursuant to ESPP	1,428	174
Shares of common stock underlying Series A convertible preferred stock	—	125
Shares of common stock subject to Convertible Senior Notes conversion	38,403	11,770
Total shares of common stock equivalents	58,738	23,397
12. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$108,295	$90,412
Canada	2,297	1,543
United Kingdom	2,147	1,645
Germany	2,020	2,797
Rest of world	8,932	7,224
Total revenue	$123,691	$103,621

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in Part I, Item 1. of this Form 10-Q, and together with our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2021. Historic results are not necessarily indicative of future results.
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
•our expectations regarding our platform and future offerings;
•the timing and results of studies with respect to our tests;
•developments and expectations relating to our competitors and our industry;
•our competitive strengths;
•the degree to which individuals will share genetic information generally, as well as share any related potential economic opportunities with us;
•our commercial plans, including our sales and marketing expectations as well as our ability to expand internationally;
•our ability to obtain and maintain adequate reimbursement for our tests;
•regulatory, political and other developments in the United States and foreign countries;
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
•our future financial performance;
•our beliefs regarding our future growth and the drivers of such growth;
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
Forward‑looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. Although we believe that the expectations and assumptions reflected in the forward‑looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward‑looking statements in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to update any forward‑looking statements.
In this report, all references to “Invitae,” “we,” “us,” “our,” or “the Company” mean Invitae Corporation.
Invitae and the Invitae logo are trademarks of Invitae Corporation. AMP™, LiquidPlex™, VariantPlex® and FusionPlex®, are the property of ArcherDX, LLC, a wholly-owned subsidiary of Invitae Corporation. We also refer to trademarks of other companies and organizations in this report.
Summary of risk factors
Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this Quarterly Report and, in particular, the following principal risks and all of the other specific factors described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q before deciding whether to invest in our company.
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
•If our therapy selection IVDs and PCM products and related services do not perform as expected, we may not realize the expected benefits of our acquisition of ArcherDX.
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
•If we are unable to transition to the new European Union IVDR, we could lose the ability to serve the European Union market.
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
Improve customer experience
Growth
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
Business overview
We are focused on making comprehensive, high-quality genetic information more accessible and instrumental to the healthcare ecosystem and stakeholders, including patients, providers and physicians, payers, pharmaceutical partners and more. Our comprehensive and convenient physical and digital platform of risk assessment and the resulting data that is actionable and guided is designed to power healthcare decisions across our stakeholders, importantly providing patients a lifetime partner in Invitae to best guide and manage their personal and familial health decisions. We offer genetic testing across multiple clinical areas, including hereditary cancer, cardiology, neurology, pediatrics, personalized oncology, metabolic conditions and rare diseases. Medical genetics is central to health outcomes and we are bringing it to the mainstream by lowering the costs and removing barriers to adoption, which is driven by our user-friendly and comprehensive Invitae Digital Health Platform. Ultimately, the utility of the accumulated data will compound, enabling improved individual and population health and advancing the benefits of molecular medicine around the globe.
We have experienced rapid growth. For the years ended December 31, 2021, 2020 and 2019, our revenue was $460.4 million, $279.6 million, and $216.8 million, respectively, and we incurred net losses of $379.0 million, $602.2 million, and $242.0 million, respectively. For the three months ended March 31, 2022 and 2021, our revenue was $123.7 million and $103.6 million, respectively, and we recognized net losses of $181.9 million and $109.5 million, respectively. At March 31, 2022, our accumulated deficit was $1.9 billion. To meet the demands of scaling our business, we increased our number of employees to approximately 2,900 at March 31, 2022 from approximately 2,300 on March 31, 2021. Our sales force grew to 380 employees at March 31, 2022 from 300 at March 31, 2021.

Sales of our tests have grown significantly. In 2021, 2020 and 2019, we generated 1,169,000, 659,000 and 469,000 billable units, respectively. In the three months ended March 31, 2022, we generated 322,000 billable units compared to 259,000 billable units in the same period in 2021. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped. We refer to the set of reagents needed to perform a next generation sequencing ("NGS") test as a "reaction." Approximately 57% of the billable volume generated in the first three months of 2022 were billable to patients, biopharmaceutical partners and other business-to-business customers (e.g., hospitals, clinics, medical centers), and the remainder were billable to government and private insurance payers. Many of the gene tests on our assays are reimbursable by health insurance companies. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
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
We believe that the keys to our future growth will be to increase billable volume, achieve broad reimbursement coverage for our tests from third-party payers and increase the amount we receive from other types of payers, advance digital health solutions and data services, drive down the price for genetic analysis and interpretation, reduce the costs associated with performing our genetic tests, steadily increase the amount of genetic content we offer and is used by providers across the range of healthcare platforms, consistently improve the client experience, drive physician and patient utilization of our platform for ordering and delivery of results and increase the number of strategic partners working with us to add value for our clients. We also believe that providing a unique genetic testing platform that is agnostic to stage of life or disease category will deliver unique benefits to customers, payers and other institutions that are seeking to make genetic information a standard element of healthcare decisions in the future. The accumulation of genetic and patient information will ultimately enable the healthcare ecosystem and stakeholders, including patients, providers and physicians, payers, pharmaceutical partners and more to achieve improved outcomes.
Russia and Ukraine Conflict
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the region and around the world. We have suspended operations in Russia, which has not had and is not expected to have a material impact on our operating results. We serve customers globally across a broad geographic base. Neither Russia nor Ukraine has comprised or is expected to comprise a material portion of our total revenue, net loss, or net assets. We continue to closely monitor the ongoing conflict and related sanctions, which could impact our financial results in the future. Other impacts due to this rapidly evolving situation are currently unknown and could potentially subject our business to adverse consequences should the situation escalate beyond its current scope. See Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for additional information about the conflict between Russia and Ukraine and its potential effect on our business and results of operations.
Impact of COVID-19
While we expect the COVID-19 pandemic may continue to impact our business, we experienced limited disruption during the first three months of 2022 and full year 2021. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
In response to the pandemic we have implemented measures to protect the health of all of our employees during this time with additional measures in place to better protect our on-site lab production and support teams. Our production facilities currently remain fully operational. Substantially all of the Company’s offices have re-opened in a hybrid working model, subject to operating restrictions which adhere to healthcare guidelines to protect public health and the health and safety of employees. While we have not experienced significant disruption in our supply chain, we have experienced supply delays and higher logistics costs as a result of the COVID-19 pandemic and have also had to obtain supplies from new suppliers. We have increased our inventory on hand to respond to potential future disruptions that may occur to ensure we are able to meet customer demand.

As a result of government-imposed restrictions, many announced healthcare guidelines resulted in a shift of regular physician visits and healthcare delivery activities to remote/telehealth formats. This was particularly important for patients who, despite the fall-out from COVID-19, continued to be diagnosed with critical diseases, like cancer, and for women who are pregnant or are trying to conceive. We believe our investments in new access platforms and technologies has and will continue to position us well to provide a range of testing to clinicians and patients using a “clinical care from afar” model. An example is our rollout in April 2020 of our Gia telehealth platform, which expands access to remote interaction between patients and clinicians as well as direct ordering of genetic tests.
Although many government-imposed restrictions have been reduced or eliminated, the future impact of the COVID-19 pandemic continues to be highly uncertain. Given the unknown duration and extent of COVID-19’s impact on our business, and the healthcare system in general, we continue to monitor evolving market conditions and have pivoted our focus and investments on the commercial execution of workflows that support remote ordering, online support and telehealth.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law as a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system and in January 2021 we received $2.3 million as part of this initiative. This payment was recognized as other income, net in our consolidated statement of operations in the period received.
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
Number and size of research and commercial partnerships
Pharma development service revenue, which we recognize within other revenue in our consolidated statements of operations, is generated primarily from services provided to biopharmaceutical companies and other partners and is related to companion diagnostic development, clinical research, and clinical trial services across the research, development and commercialization phases of collaborations. The result of these relationships may include the development of new targeted companion diagnostics, which underscore and expand the need for genetic testing and in some cases may lead to intellectual property and/or revenue sharing opportunities with third-party partners.
In addition to research partnerships, we also seek to grow the number of biopharmaceutical partners and other business-to-business customers for whom we provide testing technologies, analysis, supplies and expertise to institutions that provide independent testing services to customers in their respective regions.
Success obtaining and maintaining reimbursement
Our ability to increase volume and revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 323 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.
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
Ability to expand our genetic content and create new pathways to test
We believe our focus on reducing the average cost per test will have a countervailing force — increasing the number of tests we offer, the content of each test and the means to connect our testing services with patients and physicians. We intend to continue to expand our test menus by steadily releasing additional genetic content for affordable prices, ultimately leading to affordable whole genome services. The breadth and flexibility of our offering will be a critical factor in our ability to address new markets, including internationally, for genetic testing services. Both of these, in conjunction with our continued focus on strategic partnerships, will be important to our ability to continue to grow the volume of billable tests we deliver. We have and intend to continue to identify new ways to connect our testing services and information to patients. These include direct patient outreach and ordering capacity, the use of automated assistants for physician customers to improve the ease of ordering and processing genetic tests and programs designed to reach underserved patient populations with genetic testing.
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
Pharma development service revenue is generated primarily from custom assay design services, sample processing activities and consultative inputs, which is separate from revenue generated by any related or unrelated product component. Revenue is recognized as samples are processed or scope of work is completed based on contracted agreements with those biopharmaceutical customer companies.
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
Financial overview
Revenue
We primarily generate revenue from testing services and sales of distributed precision oncology products. Customers are typically billed upon delivery of test results or shipment of products. We also generate revenue from development agreements, access to data, data analytics and other related services provided for biopharmaceutical partners and other parties. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain FDA, and other international regulatory authority approvals on future products and services offerings, obtain contracted reimbursement coverage from third-party payers, and grow our relationships with biopharmaceutical customers.
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering our products and services and includes expenses for materials and supplies, personnel-related costs, freight, costs for lab services, genetic interpretation and clinical trial support, equipment and infrastructure expenses and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect cost of revenue to generally increase in line with the increase in billable volume, however, we expect a future increase in amortization of acquired intangible assets that is not dependent on billed volume. We anticipate our cost per unit for existing tests will generally decrease over time due to the efficiencies we expect to gain as volume increases and from automation and other cost reductions. These reductions in cost per unit will likely be offset by new offerings, which often have a higher costs per unit during the introductory phases before we are able to gain efficiencies. The cost per unit may fluctuate significantly from quarter to quarter.
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
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, including commissions, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing expenses to increase as we continue to build our brand and focus on advertising our products and services while trending lower as a percentage of revenue as we continue our efforts on scaling our business and operations as we expand our testing capabilities.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our co-development agreements; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to generally increase as we support continued growth of operations while trending lower as a percentage of revenue as we continue our efforts on scaling our business and operations as we expand our testing capabilities.
Change in fair value of contingent consideration
Changes in fair value of contingent consideration are adjustments related to contingent consideration related to business combinations. We expect these expenses to fluctuate significantly period to period due to fair value adjustments that are dependent on many factors, including the value of our common stock and our assessment of the probability of meeting certain acquisition-related milestones within the terms of the respective acquisition agreements, including certain prescribed deadlines for achievement.
With respect to the ArcherDX final milestone, the liability was reduced to nil as of as of December 31, 2021 from $262.5 million as of March 31, 2021, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. Subsequent to March 31, 2022, an agreement was entered into with previous ArcherDX stockholders to extend the date of achievement of the ArcherDX Final Milestone to March 31, 2023. We do not believe achievement of the conditions prescribed in the acquisition agreement will occur within this timeframe. We expect FDA clearance or approval of a therapy selection IVD at a later date subject to resolution of the necessary steps. As such, no liability was recorded as of March 31, 2022.
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
Interest expense
Interest expense is primarily attributable to interest incurred related to our debt and finance leases. See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.

Income tax benefit
Since we generally establish a full valuation allowance against our deferred tax balances, our income tax benefit primarily consists of tax impacts of our deferred income tax assessments resulting from our acquisitions.
Critical accounting policies and estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We evaluate our estimates on an ongoing basis. Our estimates are based on current facts, our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that our accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See Note 2, "Summary of significant accounting policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Results of operations
Three Months Ended March 31, 2022 and 2021
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,		Dollar Change	% Change
	2022	2021
Revenue:
Test revenue	$119,497	$99,276	$20,221	20%
Other revenue	4,194	4,345	(151)	(3)%
Total revenue	123,691	103,621	20,070	19%
Cost of revenue	97,116	75,491	21,625	29%
Research and development	128,236	80,358	47,878	60%
Selling and marketing	60,144	51,240	8,904	17%
General and administrative	51,274	72,517	(21,243)	(29)%
Change in fair value of contingent consideration	154	(63,621)	63,775	100%
Loss from operations	(213,233)	(112,364)	(100,869)	(90)%
Other income, net	10,439	4,465	5,974	NM
Interest expense	(13,985)	(8,393)	(5,592)	(67)%
Net loss before taxes	(216,779)	(116,292)	(100,487)	(86)%
Income tax benefit	(34,920)	(6,800)	(28,120)	NM
Net loss	$(181,859)	$(109,492)	$(72,367)	(66)%
NM - Not Meaningful

Revenue
The increase in total revenue of $20.1 million for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in billable volume due to growth in our business, partially offset by a lower average revenue per unit. Billable volume increased to approximately 322,000 in the three months ended March 31, 2022 compared to 259,000 in the same period of 2021, an increase of 24 percent. Average revenue per unit decreased to $372 per unit in the three months ended March 31, 2022 compared to $383 per unit in the comparable prior period primarily due to changes in product and payer mix.
Cost of revenue
The increase in the cost of revenue of $21.6 million for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in billable volume and a higher cost per unit. Cost per unit was $302 in the three months ended March 31, 2022 compared to $290 for the same period in 2021. The cost per unit increased primarily due to changes in product mix, an increase in amortization of acquired intangible assets of $9.6 million, and a $3.2 million increase in personnel-related costs as a result of headcount growth.
Research and development
The increase in research and development expense of $47.9 million for the three months ended March 31, 2022 compared to the same period in 2021 was due to growth in the business as well as the impact of acquisitions. The increase in research and development expenses principally consisted of the following elements: personnel-related costs increased $36.6 million primarily driven by acquisition-related stock-based compensation expenses as well as headcount growth; professional fees increased $8.8 million; other expenses increased $4.4 million; technology costs increased $1.6 million due to higher spending on equipment and software licenses; facilities-related expenses increased $0.7 million; and depreciation and amortization increased $0.6 million. These increases were offset by a decrease of $4.8 million in lab-related expenses due to lower costs related to lab services and supplies.
Selling and marketing
The increase in selling and marketing expense of $8.9 million for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to growth in the business and principally consisted of the following elements: personnel-related costs increased $6.7 million due to headcount growth; technology costs increased $1.3 million due to higher spending on software licenses; travel-related costs increased $1.1 million; facilities-related expenses increased $0.5 million; and professional fees increased $0.3 million. The increases were offset by a decrease in brand initiatives and advertising costs of $1.0 million.
General and administrative
The decrease in general and administrative expense of $21.2 million for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a decrease in personnel-related costs of $25.2 million due to lower acquisition-related stock-based compensation expense, partially offset by headcount growth. This decrease was partially offset by increases in professional services of $2.2 million and other corporate expenses of $1.8 million.
Change in fair value of contingent consideration
The change in fair value of contingent consideration represented an expense of $0.2 million and income of $63.6 million for the three months ended March 31, 2022 and 2021, respectively. The prior year period includes fair value adjustments to reduce our contingent consideration liability primarily related to our acquisition of ArcherDX and the remaining development milestones.
Other income, net
The increase in other income, net of $6.0 million for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to increases in fair value adjustments of $6.6 million related to our stock payable liabilities due to the decrease in the price of our common stock.
Interest expense
The increase in interest expense of $5.6 million for the three months ended March 31, 2022 compared to the same period in 2021 was principally due to increased debt outstanding as compared to the prior year period.

Income tax benefit
The increase in income tax benefit of $28.1 million was primarily due to a $34.6 million release of federal and state valuation allowances as a result of the reclassification of ArcherDX's STRATAFIDE and PCM in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing finite-lived deferred tax assets for which a valuation allowance had previously been established. There was no similar income tax benefit in the prior year period. The income tax benefit of $6.8 million for the three months ended March 31, 2021 was primarily due to the net deferred tax liabilities assumed in connection with our acquisition of One Codex during February 2021.
Effective for tax years beginning on or after January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, companies are required to capitalize and amortize Internal Revenue Code section 174 research and experimental expenses paid or incurred over five years for research and development performed in the United States and 15 years for research and development performed outside of the United States.
Liquidity and capital resources
Liquidity and capital expenditures
We have generally incurred net losses since our inception. For the three months ended March 31, 2022 and 2021, we had net losses of $181.9 million and $109.5 million, respectively, and we expect to incur additional losses in the future. At March 31, 2022, we had an accumulated deficit of $1.9 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
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
In September 2019, we issued $350.0 million of aggregate principal amount of convertible senior notes due 2024, which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our convertible senior notes due 2024 to settle our Note Purchase Agreement we entered into in November 2018. In April 2021, we issued $1,150.0 million of aggregate principal amount of convertible senior notes due 2028, which bear cash interest at a rate of 1.5% per year.
In October 2020, in connection with our acquisition of ArcherDX, we entered into a credit facility to borrow $135.0 million which closed concurrently with the merger. The terms of this credit facility restrict our ability to incur certain indebtedness, pay dividends, make acquisitions and take other actions.
At March 31, 2022 and December 31, 2021, we had $0.9 billion and $1.1 billion, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the future. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2022 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
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
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(147,543)	$(89,520)
Net cash used in investing activities	(449,456)	(273,558)
Net cash (used in) provided by financing activities	(920)	436,091
Net (decrease) increase in cash, cash equivalents and restricted cash	$(597,919)	$73,013
Cash flows from operating activities
For the three months ended March 31, 2022, cash used in operating activities of $147.5 million principally resulted from our net loss of $181.9 million, a $34.9 million income tax benefit and non-cash charges for remeasurements of liabilities in connection with business combinations of $9.8 million. These were partially offset by non-cash charges of $46.8 million for stock-based compensation, $27.1 million for depreciation and amortization, $3.9 million for amortization of debt discount and issuance costs related to our outstanding debt and $1.7 million of post-combination expense. The net effect on cash for changes in net operating assets was a decrease of cash of $2.8 million.
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
Cash flows from investing activities
For the three months ended March 31, 2022, cash used in investing activities of $449.5 million was primarily due to net purchases and maturities of marketable securities of $428.6 million and cash used for purchases of property and equipment of $20.8 million.
For the three months ended March 31, 2021, cash used in investing activities of $273.6 million was primarily due to net purchases of marketable securities of $251.2 million, net cash used to acquire One Codex of $15.0 million and cash used for purchases of property and equipment of $6.4 million.
Cash flows from financing activities
For the three months ended March 31, 2022, cash used in financing activities of $0.9 million primarily consisted of finance lease principal payments of $1.3 million as well as cash received from issuances of common stock of $0.4 million.
For the three months ended March 31, 2021, cash provided by financing activities of $436.1 million primarily consisted of net proceeds from the public offering of common stock of $434.3 million and cash received from issuances of common stock of $2.6 million.

Contractual obligations
The following table summarizes our contractual obligations, including interest, as of March 31, 2022 (in thousands):

Contractual obligations:	Remainder of 2022	2023 and 2024	2025 and 2026	2027 and beyond	Total
Operating leases	$17,191	$51,103	$50,663	$76,731	$195,688
Finance leases	4,710	8,939	495	—	14,144
Convertible senior notes	—	349,996	—	1,150,000	1,499,996
2020 Term Loan	—	135,000	—	—	135,000
Purchase commitments	19,507	33,598	2,117	—	55,222
Total	$41,408	$578,636	$53,275	$1,226,731	$1,900,050
See Note 8, "Commitments and contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details regarding our leases, convertible senior notes, 2020 Term Loan and purchase commitments.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements.
Recent accounting pronouncements
See “Recent accounting pronouncements” in Note 2, “Summary of significant accounting policies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $885.0 million at March 31, 2022, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At March 31, 2022, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive (loss) income and are realized if we sell the underlying securities prior to maturity.
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
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of March 31, 2022, the fair market value of the convertible senior notes due 2024 and due 2028 was $301.5 million and $631.4 million respectively. For additional information about the convertible senior notes, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

ITEM 4.  Controls and Procedures
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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of March 31, 2022, see Note 8, "Commitments and contingencies" in Notes to Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated to this item by reference.
ITEM 1A. Risk Factors
Risks related to our business and strategy
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the three months ended March 31, 2022 and 2021, we had net losses of $181.9 million and $109.5 million, respectively. For the years ended December 31, 2021, 2020 and 2019, our net losses were $379.0 million, $602.2 million and $242.0 million, respectively. At March 31, 2022, our accumulated deficit was $1.9 billion. We expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $128.2 million and $80.4 million for the three months ended March 31, 2022 and 2021, respectively, and selling and marketing expenses of $60.1 million and $51.2 million for the three months ended March 31, 2022 and 2021, respectively. We incurred research and development expenses of $416.1 million, $240.6 million and $141.5 million in 2021, 2020 and 2019, respectively, and selling and marketing expenses of $225.9 million, $168.3 million and $122.2 million in 2021, 2020 and 2019, respectively. We expect these losses may increase driven by increased investments in research and development and selling and marketing as we focus on scaling our business and operations and expanding our testing capabilities. We have also experienced and may continue to experience decreases in test volume due to the impact of COVID-19. Additionally, since 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
As part of our business strategy, we have pursued and expect to continue to evaluate acquisitions of complementary businesses or assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. Since 2017, we have acquired numerous companies, including companies in family health genetic information services, the patient data collection and platform industry, the non-invasive prenatal screen offering industry, the genetic information industry and the use of artificial intelligence in such industry, the pharmacogenetic testing industry, the oncology industry and the infectious disease industry.
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
In connection with certain of our completed acquisitions, we have agreed to pay cash and/or stock consideration that is contingent upon the achievement of specified objectives, such as development objectives, regulatory submissions, regulatory approvals and revenue related to certain products. As of the date of the applicable acquisition, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating expense, which could have a material impact on our results of operations. As of March 31, 2022, we accrued $2.0 million of contingent consideration, related to an acquisition.
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
Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we may need to continue to expand our sales force with qualified and experienced personnel. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If the value of our common stock declines significantly, as it has in the recent past, and remains depressed, or if we do not have enough shares authorized to grant equity awards to new and existing employees, we may not be able to recruit and retain qualified employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business and support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.
We need to scale our infrastructure in advance of demand for our tests and other products and services, and our failure to generate sufficient demand for our products and services would have a negative impact on our business and our ability to attain profitability.
Our success depends in large part on our ability to extend our market position, to develop new products and services, to provide customers with high-quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our commercial operations, customer service, billing and systems processes and enhance our internal quality assurance program. For example, we are in the process of building a new laboratory and production facility in North Carolina. We expect that much of this infrastructure growth will be in advance of demand for our tests and other products and services. Our current and future expense levels are to a large extent fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our products and services is difficult to forecast, when revenue does not meet our expectations, we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our products and services will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.
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
Our ability to increase the number of billable tests and our revenue will depend on our success achieving reimbursement for our tests from third-party payers. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary, and cost-effective, and/or whether the patient has received prior authorization. The commercial success of our distributed products, including our therapy selection in vitro diagnostic, or IVD, products and our Personalized Cancer Monitoring product, or PCM, if approved, will depend on the extent to which our customers receive coverage and adequate reimbursement from third-party payers, including managed care organizations and government payers (e.g., Medicare and Medicaid).
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:
•dozens of relatively specialized competitors focused on genetics applied to healthcare, such as Ambry Genetics Corporation, a subsidiary of Konica Minolta, Inc.; Athena Diagnostics, Inc. and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated (“Quest Diagnostics”); Baylor-Miraca Genetics Laboratories LLC; Caris Life Sciences, Inc. (“Caris Life Sciences”); Centogene AG; Color Health, Inc.; Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P.; Cooper Surgical, Inc.; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; Foundation Medicine, Inc. (“Foundation Medicine”), a subsidiary of Roche Holding AG; Fulgent Genetics, Inc.; Guardant Health, Inc. (“Guardant Health”); Integrated Genetics, Sequenom Inc., Correlagen Diagnostics, Inc., and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings (“Labcorp”); Myriad Genetics, Inc.; Natera, Inc. (“Natera”); Perkin-Elmer, Inc.; and Sema4 Genomics; as well as other commercial and academic laboratories;
•a few large, established general testing companies with large market share and significant channel power, such as Labcorp and Quest Diagnostics;
•a large number of clinical laboratories in an academic or healthcare provider setting that perform clinical genetic testing on behalf of their affiliated institutions and often sell and market more broadly; and
•a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness including Illumina, Inc. (“Illumina”), which is also one of our suppliers.
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
We also face competition as a result of our 2020 acquisition of ArcherDX and our 2021 acquisition of Ciitizen. In particular, ArcherDX competes with numerous companies in the life sciences research, clinical diagnostics and drug development spaces, including, among others, Natera, QIAGEN N.V., Guardant Health, Thermo Fisher Scientific, Inc., Foundation Medicine, Caris Life Sciences, Tempus Labs (“Tempus”), Labcorp, Quest Diagnostics, NeoGenomics, Inc., BioReference Laboratories, Inc. and Illumina. Ciitizen competes with companies in the patient data platform business, including, among others, Picnic-Health, All Stripes Research Inc., Seqster PDM, Inc., Apple Inc. (“Apple”), Flatiron Health, and Tempus.
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
In the ordinary course of our business, we collect and store sensitive data, including protected health information, or PHI, personally identifiable information, genetic information, credit card information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based systems. We also communicate PHI and other sensitive patient data through our various customer tools and platforms. In addition to storing and transmitting sensitive data that is subject to multiple legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions to our business and operations or exposure to security vulnerabilities. These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In addition, there has recently been a significant increase in ransomware and cyber security attacks related to the ongoing conflict between Russia and Ukraine, which could result in substantial harm to internal systems necessary for running our critical operations and revenue generating services.
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
In addition to data security risks, we also face privacy risks. Should we actually violate, or be perceived to have violated, any privacy commitments we make to patients or consumers, we could be subject to a complaint from an affected individual or interested privacy regulator, such as the FTC, a state Attorney General, an EU Member State Data Protection Authority, or a data protection authority in another international jurisdiction. This risk is heightened given the sensitivity of the data we collect.
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
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of consumers who reside in California. Among other things, the CCPA confers to California consumers the right to receive notice of the categories of personal information that will be collected by a business, how the business will use and share the personal information, and the third parties who will receive the personal information. The CCPA also confers rights to access, delete, or transfer personal information; and the right to receive equal service and pricing from a business after exercising a consumer right granted by the CCPA. In addition, the CCPA allows California consumers the right to opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure. The CCPA does not apply to PHI collected by certain parties subject to HIPAA, or to de-identified data as defined under HIPAA. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches resulting from a business’s failure to implement and maintain reasonable data security procedures that is expected to increase data breach litigation. On January 1, 2023, the California Privacy Rights Act, or CPRA, is scheduled to go into effect and will substantially amend the CCPA. The CPRA would, among other things, amend the CCPA to give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law.
Virginia, Colorado, and Utah have recently enacted similar privacy acts, and dozens of other states in the United States are currently considering similar consumer data privacy laws, which could impact our operations if enacted. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Illumina, Integrated DNA Technologies Incorporated, QIAGEN N.V., Roche Holdings Ltd. and Twist Bioscience Corporation for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We do not have short- or long-term agreements with most of our suppliers, and our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations as well as our ability to conduct our tests, and it could take a substantial amount of time to integrate replacement equipment into our laboratory operations.
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
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or premarket approval, and post-market controls). See Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading "Federal oversight of laboratory developed tests" for a description of applicable federal regulations, which is incorporated by reference herein.
If the FDA ultimately regulates certain LDTs whether via individualized enforcement action, more generally as outlined in final guidance or final regulation, or as instructed by Congress, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition and results of operations.
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

If we are unable to transition to the new European Union IVDR, we could lose the ability to serve the European Union market.
The European Union transitions to a new regulation for in vitro diagnostic devices in May 2022, the In Vitro Diagnostic Regulation (Reg. (EU) 2017/746)), or IVDR, which changes the regulatory status of a substantial number of IVDs. The percentage of devices requiring involvement of a notified body in the market clearance process is estimated to increase significantly under the new regulation. Notified bodies must themselves be certified to the new regulation, and as of April 2022, only six notified bodies are listed as designated notified bodies under the IVDR. Consequently, notified bodies may have little or no capacity for new clients. LDTs are newly considered IVDs and subject to certain provisions of the IVDR, with some LDTs requiring approval from a notified body to be marketed. An amendment to the IVDR came into force on January 28, 2022, that provides certain transition provisions for some IVDs that have obtained a Conformitè Europëenne ("CE") Mark under the European Directive 98/79/EC, or IVDD, before May 26, 2022.  While we have obtained CE Marks for some of our products, if we are not able to obtain a CE Mark for our other products before May 26, 2022, we would not be able to take advantage of the extension for those products.  Moreover, even where we have obtained a CE Mark before May 26, 2022, any significant changes to one of our tests after this date may cause it to be subject to the new regulations. If we are unable to secure a notified body or complete registration in time for implementation of the new regulation, our existing tests without CE Marks cannot be marketed in Europe — the same applies to CE-marked tests that are subject to significant change.
If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of health of, human beings. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certifications to conduct our tests at our laboratories in California, Colorado, New Jersey, and Washington. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.
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
•the CCPA and other, similar state consumer privacy laws, which, among other things, regulate how subject businesses may collect, use, and disclose the personal information of consumers in the regulated state, afford rights to consumers that they may exercise against businesses that collect their information, and require implementation of reasonable security measures to safeguard personal information of consumers;
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
•the federal Physician Payments Sunshine Act, which requires reporting of certain payments and other transfers of value made by applicable manufacturers, directly or indirectly, to or on behalf of various healthcare professionals (including doctors, physician assistants, and nurse practitioners) and teaching hospitals, and requires reporting of certain ownership and investment interests held by physicians and their immediate family members, as well as similar state laws that require reporting of information in addition to what is required under the federal Physician Payments Sunshine Act;
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
See Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading "Reimbursement" for a description of how public and private payors pay for our products and services, which is incorporated by reference herein. Changes in these payments and the methodologies used to determine payment amounts could have a significant impact on our financial condition, results of operations and cash flows.
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
ArcherDX’s AMP chemistry underlies all of its RUO products and is also the foundation of our therapy selection IVDs and PCM. One of ArcherDX’s competitors, Natera, Inc., or Natera, has filed complaints against ArcherDX, Invitae and Genosity alleging that our products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe certain patents. A description of this ongoing litigation is provided in Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The closing price of our common stock on NYSE ranged from $5.31 to $32.87 between May 3, 2021 through April 29, 2022. Broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, as well as general economic, political and geopolitical, and market conditions such as recessions, wars such as the current conflict in Ukraine, elections, interest rate changes, or cost inflation, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. Presently, we have customers who have been adversely affected by Russia's invasion of Ukraine, and we have experienced some disruption in our engineering productivity as we have sought to assist contractors in both Ukraine and Russia who have been dislocated or who have chosen to flee Russia. Likewise, the capital and credit markets have been and may continue to be adversely affected by the invasion, the possibility of a wider European or global conflict, and global sanctions imposed in response to the invasion. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2022, we had outstanding 228.8 million shares of our common stock, options to purchase 2.9 million shares of our common stock (of which 2.5 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 15.5 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employees' continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include 10.4 million shares of common stock that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions, shares that may be issuable in the future in connection with the convertible senior notes, or shares issuable pursuant to our May 2021 sales agreement with Cowen and Company, LLC under which we may offer and sell from time to time at our sole discretion up to $400 million of shares of our common stock. In addition, as of March 31, 2022, 12.0 million and 4.4 million shares of common stock are available for future issuance under our 2015 Stock Incentive Plan and Employee Stock Purchase Plan, respectively. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

ITEM 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herein

3.1	Amended and Restated Bylaws (as amended as of March 23, 2021).	8-K	3.1	3/23/2021

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).				X

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

Date: May 3, 2022