Form 10-Q
period 2022-06-30
Invitae Corp
filed 2022-08-09
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of August 5, 2022 was 235,266,077.

PART I — Financial Information
ITEM 1. Condensed Consolidated Financial Statements
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$303,626	$923,250
Marketable securities	423,137	122,121
Accounts receivable	82,586	66,227
Inventory	49,073	33,516
Prepaid expenses and other current assets	35,825	33,691
Total current assets	894,247	1,178,805
Property and equipment, net	132,935	114,714
Operating lease assets	117,977	121,169
Restricted cash	10,026	10,275
Intangible assets, net	1,107,821	1,187,994
Goodwill	—	2,283,059
Other assets	27,520	23,551
Total assets	$2,290,526	$4,919,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,751	$21,127
Accrued liabilities	93,772	106,453
Operating lease obligations	13,388	12,359
Finance lease obligations	5,340	4,156
Total current liabilities	139,251	144,095
Operating lease obligations, net of current portion	142,509	124,369
Finance lease obligations, net of current portion	6,294	5,683
Debt	117,862	113,391
Convertible senior notes, net	1,467,443	1,464,138
Deferred tax liability	11,341	51,696
Other long-term liabilities	19,921	37,797
Total liabilities	1,904,621	1,941,169
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	24	23
Accumulated other comprehensive loss	(1,334)	(7)
Additional paid-in capital	4,815,383	4,701,230
Accumulated deficit	(4,428,168)	(1,722,848)
Total stockholders’ equity	385,905	2,978,398
Total liabilities and stockholders’ equity	$2,290,526	$4,919,567
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Test revenue	$133,182	$111,496	$252,679	$210,772
Other revenue	3,440	4,816	7,634	9,161
Total revenue	136,622	116,312	260,313	219,933
Cost of revenue	110,340	89,331	207,456	164,822
Research and development	115,146	106,454	243,382	186,812
Selling and marketing	62,749	56,964	122,893	108,204
General and administrative	52,858	38,303	104,132	110,820
Asset impairment	2,317,864	—	2,317,864	—
Change in fair value of contingent consideration	(2,004)	(303,349)	(1,850)	(366,970)
Total cost and operating expenses	2,656,953	(12,297)	2,993,877	203,688
(Loss) income from operations	(2,520,331)	128,609	(2,733,564)	16,245
Other income, net	7,326	2,024	17,765	6,489
Interest expense	(14,019)	(13,407)	(28,004)	(21,800)
Net (loss) income before taxes	(2,527,024)	117,226	(2,743,803)	934
Income tax benefit	(3,563)	(16,560)	(38,483)	(23,360)
Net (loss) income	$(2,523,461)	$133,786	$(2,705,320)	$24,294
Net (loss) income per share, basic	$(10.87)	$0.66	$(11.75)	$0.12
Net (loss) income per share, diluted	$(10.87)	$0.53	$(11.75)	$0.11
Shares used in computing net (loss) income per share, basic	232,117	204,110	230,304	199,083
Shares used in computing net (loss) income per share, diluted	232,117	264,921	230,304	216,595

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,523,461)	$133,786	$(2,705,320)	$24,294
Other comprehensive (loss) income:
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(549)	(16)	(1,327)	33
Comprehensive (loss) income	$(2,524,010)	$133,770	$(2,706,647)	$24,327

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$23	$20	$23	$19
Common stock issued	1	—	1	1
Balance, end of period	24	20	24	20

Accumulated other comprehensive (loss) income:
Balance, beginning of period	(785)	50	(7)	1
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(549)	(16)	(1,327)	33
Balance, end of period	(1,334)	34	(1,334)	34

Additional paid-in capital:
Balance, beginning of period	4,749,402	3,829,553	4,701,230	3,337,120
Common stock issued in connection with public offering, net	—	—	—	434,263
Common stock issued on exercise of stock options, net	172	1,192	597	2,952
Common stock issued pursuant to exercises of warrants	—	—	—	1,242
Common stock issued pursuant to employee stock purchase plan	5,637	7,974	5,637	7,974
Common stock issued or issuable pursuant to acquisitions and equity awards issued in connection with such acquisitions	3,609	89,054	5,269	163,876
Stock-based compensation expense	56,563	45,706	102,650	101,540
Reclassification of equity component of convertible senior notes	—	—	—	(75,488)
Balance, end of period	4,815,383	3,973,479	4,815,383	3,973,479

Accumulated deficit:
Balance, beginning of period	(1,904,707)	(1,453,334)	(1,722,848)	(1,360,847)
Cumulative effect of accounting change	—	—	—	17,005
Net (loss) income	(2,523,461)	133,786	(2,705,320)	24,294
Balance, end of period	(4,428,168)	(1,319,548)	(4,428,168)	(1,319,548)
Total stockholders' equity	$385,905	$2,653,985	$385,905	$2,653,985

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,705,320)	$24,294
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Asset impairment	2,317,864	—
Depreciation and amortization	64,247	35,262
Stock-based compensation	103,901	106,337
Amortization of debt discount and issuance costs	7,776	6,492
Remeasurements of liabilities associated with business combinations	(18,043)	(372,722)
Benefit from income taxes	(38,483)	(23,360)
Post-combination expense for acceleration of unvested equity and deferred stock compensation	3,320	2,959
Amortization of premiums and discounts on investment securities	1,178	3,465
Other	3,721	1,808
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(16,359)	(6,953)
Inventory	(15,557)	2,048
Prepaid expenses and other current assets	(2,134)	(8,346)
Other assets	(2,104)	(2,165)
Accounts payable	6,575	3,781
Accrued expenses and other long-term liabilities	7,186	8,255
Net cash used in operating activities	(282,232)	(218,845)
Cash flows from investing activities:
Purchases of marketable securities	(605,454)	(325,957)
Proceeds from maturities of marketable securities	301,933	127,738
Acquisition of businesses, net of cash acquired	—	(134,006)
Purchases of property and equipment	(36,970)	(20,154)
Other	—	(1,880)
Net cash used in investing activities	(340,491)	(354,259)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	—	434,263
Proceeds from issuance of common stock	6,234	11,717
Proceeds from issuance of convertible senior notes, net	—	1,116,850
Finance lease principal payments	(2,677)	(2,126)
Other	(707)	(1,060)
Net cash provided by financing activities	2,850	1,559,644
Net (decrease) increase in cash, cash equivalents and restricted cash	(619,873)	986,540
Cash, cash equivalents and restricted cash at beginning of period	933,525	131,480
Cash, cash equivalents and restricted cash at end of period	$313,652	$1,118,020

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$4,472	$2,578
Purchases of property and equipment in accounts payable and accrued liabilities	$9,177	$5,016
Common stock issued for acquisition of businesses	$—	$163,876
Operating lease assets obtained in exchange for lease obligations, net	$4,495	$80,157

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
Prior period reclassifications
We have reclassified certain amounts in prior periods to conform with the current period presentation.
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. Our cash and cash equivalents are primarily held by financial institutions in the United States. Such deposits may exceed federally insured limits.

Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash reported within the consolidated balance sheets are reconciled to the amounts reported in the consolidated statements of cash flows as follows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$303,626	$1,107,745
Restricted cash	10,026	10,275
Total cash, cash equivalents and restricted cash	$313,652	$1,118,020
Restricted cash serves as the security deposits for the Company's leases.
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
Our revenue as disaggregated by payer category and revenue subtype is as follows (in thousands):

	Three Months Ended June 30, 2022
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$80,966	$10,420	$17,047	$13,641	$122,074
Decentralized	—	—	1,393	9,715	11,108
Total test revenue	80,966	10,420	18,440	23,356	133,182
Other revenue	—	—	2,239	1,201	3,440
Total revenue	$80,966	$10,420	$20,679	$24,557	$136,622

	Three Months Ended June 30, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$71,254	$10,523	$8,688	$12,172	$102,637
Decentralized	—	—	214	8,645	8,859
Total test revenue	71,254	10,523	8,902	20,817	111,496
Other revenue	—	—	1,768	3,048	4,816
Total revenue	$71,254	$10,523	$10,670	$23,865	$116,312

	Six Months Ended June 30, 2022
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$152,870	$22,577	$30,010	$26,306	$231,763
Decentralized	—	—	2,736	18,180	20,916
Total test revenue	152,870	22,577	32,746	44,486	252,679
Other revenue	—	—	5,193	2,441	7,634
Total revenue	$152,870	$22,577	$37,939	$46,927	$260,313

	Six Months Ended June 30, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$132,145	$19,472	$19,260	$22,348	$193,225
Decentralized	—	—	596	16,951	17,547
Total test revenue	132,145	19,472	19,856	39,299	210,772
Other revenue	—	—	4,830	4,331	9,161
Total revenue	$132,145	$19,472	$24,686	$43,630	$219,933
We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. Cash collections for certain tests delivered may differ from rates originally estimated. In subsequent periods, we update our estimate of the amounts recognized for previously delivered tests which resulted in the following increases to revenue and decreases to our net (loss) income from operations and basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1.2	$4.2	$2.4	$8.5
(Loss) income from operations	$(1.2)	$4.2	$(2.4)	$8.5
Net (loss) income per share, basic	$(0.01)	$0.02	$(0.01)	$0.04
Net (loss) income per share, diluted	$(0.01)	$0.02	$(0.01)	$0.04
Impact of COVID-19
We expect the COVID-19 pandemic may continue to impact our business. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
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
We also record unbilled revenue for revenue recognized but yet to be billed for services provided to biopharmaceutical companies related to companion diagnostic development. This contract receivable was $7.7 million and $4.3 million as of June 30, 2022 and December 31, 2021, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. During the three and six months ended June 30, 2022, we recognized revenue of $2.9 million and $2.5 million, respectively, from deferred revenue recorded in prior periods. The current contract liability was $5.2 million and $9.4 million as of June 30, 2022 and December 31, 2021, respectively, and was included in accrued liabilities on the consolidated balance sheets. The long-term contract liability was $2.6 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively, and was included in other long-term liabilities on the consolidated balance sheets.

Performance obligations
Test and other revenue is generally recognized upon completion of our performance obligation when the customer obtains control of the promised good or service, typically a test report or upon shipment of our precision oncology products or other contractually defined milestone(s). The Company has applied the practical expedient in relation to information about our remaining performance obligations, as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. Most remaining performance obligations are primarily related to Personalized Cancer Monitoring ("PCM") services included in test revenue in our consolidated statement of operations and are generally satisfied over one to six months.
4. Business combinations
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
We were required to pay contingent consideration based on achievement of post-closing development and revenue milestones. The material factors that may impact the fair value of the contingent consideration, and therefore the liability, are (i) the estimated number of shares to be issued, (ii) the volatility of our common stock, (iii) the probabilities of achievement of milestones within the timeframes prescribed in the acquisition agreement and (iv) discount rates, all of which are Level 3 inputs not supported by market activity with the exception of the volatility of our common stock. Significant changes in any of these inputs may result in a significant change in fair value, which is estimated at each reporting date. Of the five milestones, one milestone was achieved in November 2020, which resulted in the issuance of 5.0 million shares of our common stock and a cash payment of $1.9 million, and three milestones were achieved or deemed to be achieved during the three months ended June 30, 2021, which resulted in the issuance of 13.8 million shares of our common stock and a cash payment of $3.3 million in July 2021. The remaining milestone is based upon receiving U.S. Food and Drug Administration ("FDA") clearance or approval of a therapy selection in vitro diagnostic ("IVD") product, which per the terms of the acquisition agreement, must be completed by March 31, 2022, subject to certain extensions (the "ArcherDX Final Milestone"). With respect to the ArcherDX Final Milestone, the liability was reduced to nil as of June 30, 2021 from $262.5 million as of March 31, 2021 and $287.7 million as of December 31, 2020, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. In April 2022, an agreement was entered into with the previous ArcherDX stockholders to extend the date for achievement of the ArcherDX Final Milestone to March 31, 2023. We do not believe achievement of the conditions prescribed in the acquisition agreement will occur within this timeframe. We expect FDA clearance or approval of a therapy selection IVD at a later date subject to resolution of the necessary steps. As such, no liability was recorded as of June 30, 2022.
In connection with the acquisition, we granted awards of common stock to new employees who joined Invitae in connection with our acquisition of ArcherDX that vested upon the achievement of the contingent consideration milestones discussed above and were subject to the employees' continued service with us, unless terminated without cause in which case vesting was only dependent on milestone achievement. As the number of shares that were expected to be issued are fixed, the awards are equity-classified. During the six months ended June 30, 2022, we recorded stock-based compensation expense of nil related to the ArcherDX milestones. During the three months ended June 30, 2021, we recorded a net $1.2 million in stock-based compensation expense related to the ArcherDX milestones, which includes $28.3 million related to milestones achieved in the three months ended June 30, 2021, $2.6 million due to an accounting modification of certain awards whereby the employee's continued substantive services were no longer required, offset by a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone would not be achieved within the specified timeframe prescribed in the acquisition agreement. During the six months ended June 30, 2021, we recorded a net $41.8 million in stock-based compensation expense related to the ArcherDX milestones, which includes $38.5 million related to milestones achieved in the three months ended June 30, 2021, $33.0 million due to an accounting modification of certain awards whereby the employee's continued substantive services were no longer required, offset by a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone would not be achieved within the specified timeframe prescribed in the acquisition agreement.
One Codex
In February 2021, we acquired 100% of the equity interest of Reference Genomics, Inc. d/b/a One Codex ("One Codex"), a company developing and commercializing products and services relating to microbiome sequencing, analysis and reporting, for upfront consideration consisting of $17.3 million in cash and 1.4 million shares of our common stock, of which approximately 0.2 million shares were subject to a hold-back to satisfy indemnification obligations that may have arisen following the closing. These shares subject to a hold-back were issued to a third-party at the closing date to hold in escrow until the escrow period is complete, and as such were classified as equity. In February 2022, the amounts held back to satisfy indemnification obligations were released in full to the former shareholders.
Genosity
In April 2021, we acquired 100% of the fully diluted equity of Genosity Inc. ("Genosity"), a company providing genomic laboratory services, for approximately $196.0 million, consisting of approximately $120.0 million in cash and 1.9 million shares of our common stock. In connection with this transaction, we granted restricted stock units ("RSUs") having a value of up to $5.0 million to certain continuing employees and recognized $0.5 million and $0.9 million in stock-based compensation expense for the three and six months ended June 30, 2022, respectively. We recognized $0.2 million in stock-based compensation expense for both the three and six months ended June 30, 2021.
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
Ciitizen
In September 2021, we acquired 100% of the equity of Ciitizen Corporation ("Ciitizen"), a patient-centric health technology company, for approximately $308.3 million, consisting of approximately $87.4 million in cash and 6.3 million shares of our common stock, of which approximately $10.4 million in cash and 0.8 million shares are subject to a hold-back to satisfy indemnification obligations that may arise following the closing. As of June 30, 2022, the value of the stock payable liability was $1.9 million with the $4.4 million six month fair value change recorded as income in other income, net. In connection with this transaction, we granted RSUs having a value of up to $246.9 million to certain continuing employees. During the three and six months ended June 30, 2022, we recorded stock-based compensation expense of $25.1 million and $50.0 million, respectively, primarily in research and development expense.
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
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$2,283,059
Impairment	(2,283,059)
Balance as of June 30, 2022	$—

Intangible assets
The following table presents details of our acquired intangible assets as of June 30, 2022 (in thousands):

	June 30, 2022
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$41,515	$(15,398)	$26,117	10.8
Developed technology	1,174,506	(128,243)	1,046,263	10.6
Non-compete agreement	286	(286)	—	0.0
Trade name	21,085	(3,086)	17,999	12.0
Patent assets and licenses	495	(153)	342	15.0
Right to develop new technology	19,359	(2,259)	17,100	15.0
	$1,257,246	$(149,425)	$1,107,821	10.7
The following table presents details of our acquired intangible assets as of December 31, 2021 (in thousands):

	December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$41,515	$(13,096)	$28,419	10.8
Developed technology	662,106	(81,902)	580,204	10.2
Non-compete agreement	286	(286)	—	0.0
Trade name	21,085	(2,207)	18,878	12.0
Patent assets and licenses	495	(136)	359	15.0
Right to develop new technology	19,359	(1,613)	17,746	15.0
In-process research and development	542,388	—	542,388	n/a
	$1,287,234	$(99,240)	$1,187,994	10.4
Acquisition-related intangibles included in the above tables are generally finite-lived, other than in-process research and development, which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships related to our 2017 business combinations are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. During the six months ended June 30, 2022, the Company launched the ArcherDX STRATAFIDE and PCM products resulting in the reclassification of $512.4 million of the related in-process research and development (IPR&D) intangibles to developed technology intangibles, which are finite-lived and amortizable. Amortization expense was $30.0 million and $13.5 million for the three months ended June 30, 2022 and 2021, respectively, and $50.2 million and $25.6 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense is recorded in cost of revenue, research and development, and selling and marketing expense.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of June 30, 2022 (in thousands):

2022 (remainder of year)	$59,381
2023	118,461
2024	118,183
2025	116,429
2026	116,396
Thereafter	578,971
Total estimated future amortization expense	$1,107,821

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
Impairment assessment
Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired. We evaluate the fair value of long-lived assets, which include property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. In testing for goodwill impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the carrying value exceeds its fair value, we perform a quantitative goodwill impairment test to compare to the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, current economic, market and geopolitical conditions, including a significant, sustained decline in our stock price and market capitalization compared to the net book value, an adverse change in legal factors, business climate or operational performance of the business, or significant changes in the ability of a particular asset (or group of assets) to generate positive cash flows for our strategic business objectives.
During the three months ended June 30, 2022, as a result of the significant, sustained decline in our stock price and related market capitalization and lower than expected financial performance, we performed an impairment assessment of goodwill, IPR&D intangible assets, and long-lived assets, including definite-lived intangibles.
For our goodwill, we measured the fair value of the reporting unit utilizing the discounted cash flow method under the income approach. This approach relies on significant unobservable inputs including, but not limited to, management's forecasts of projected revenue associated with future cash flows, discount rates, and control premium. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $2.3 billion during the three and six months ended June 30, 2022, which was included in asset impairment on the condensed consolidated statements of operations.
We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio, Inc. ("Singular Bio") that it was more likely than not that the asset is impaired. The Company identified conditions during the period ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $30.0 million during the three and six months ended June 30, 2022 related to the IPR&D intangible asset. Additionally, we recognized an impairment loss of $4.8 million during the three and six months ended June 30, 2022 related to specific equipment that is no longer being utilized on this project and has no alternative future use. The impairment charges are recorded in asset impairment in the condensed consolidated statements of operations.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.
A recoverability test was performed for the long-lived assets, including definite-lived intangibles, using the undiscounted cash flows approach, which included significant unobservable inputs including management's forecasts of projected revenue associated with future cash flows, and residual value. The cash flow estimates reflected the Company’s assumptions about its use of the long-lived assets and eventual disposition of the asset group. We determined that our long-lived assets held and used, including intangible assets that are subject to amortization, did not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and of other asset groups, because the assets are highly interrelated and interdependent. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The long-lived assets passed the recoverability test as of June 30, 2022.
6. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$41,828	$27,178
Work in progress	6,322	5,342
Finished goods	923	996
Total inventory	$49,073	$33,516
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$72,952	$31,159
Laboratory equipment	65,740	61,317
Computer equipment	17,199	15,452
Furniture and fixtures	2,259	2,130
Construction-in-progress	32,323	52,039
Other	2,311	925
Total property and equipment, gross	192,784	163,022
Accumulated depreciation and amortization	(59,849)	(48,308)
Total property and equipment, net	$132,935	$114,714
Depreciation expense was $5.8 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively, and $11.4 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively.
See Note 5, "Goodwill and intangible assets" for additional information on the impairment assessment including long-lived assets and the related impairment loss recognized during the three and six months ended June 30, 2022.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and related expenses	$31,153	$35,877
Accrued expenses	22,098	32,136
Compensation and other liabilities associated with business combinations	16,182	11,622
Deferred revenue	5,168	9,431
Accrued interest	6,646	6,646
Other accrued liabilities	12,525	10,741
Total accrued liabilities	$93,772	$106,453

Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Compensation and other liabilities associated with business combinations, non-current	6,660	27,919
Deferred revenue, non-current	2,648	663
Other	10,613	9,215
Total other long-term liabilities	$19,921	$37,797
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
The following tables set forth the fair value of our consolidated financial instruments that were measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$272,325	$—	$—	$272,325	$272,325	$—	$—
U.S. Treasury notes	415,079	—	(1,315)	413,764	413,764	—	—
U.S. government agency securities	9,392	—	(19)	9,373	—	9,373	—
Total financial assets	$696,796	$—	$(1,334)	$695,462	$686,089	$9,373	$—

Financial liabilities:
Stock payable liability				$2,782	$—	$—	$2,782
Total financial liabilities				$2,782	$—	$—	$2,782

June 30, 2022
Reported as:
Cash equivalents	$262,299
Restricted cash	10,026
Marketable securities	423,137
Total cash equivalents, restricted cash, and marketable securities	$695,462

Other long-term liabilities	$2,782

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$913,990	$—	$—	$913,990	$913,990	$—	$—
U.S. Treasury notes	111,187	—	(6)	111,181	111,181	—	—
U.S. government agency securities	10,941	—	(1)	10,940	—	10,940	—
Total financial assets	$1,036,118	$—	$(7)	$1,036,111	$1,025,171	$10,940	$—

Financial liabilities:
Stock payable liability				$20,925	$—	$—	$20,925
Contingent consideration				1,875	—	—	1,875
Total financial liabilities				$22,800	$—	$—	$22,800

December 31, 2021
Reported as:
Cash equivalents	$903,715
Restricted cash	10,275
Marketable securities	122,121
Total cash equivalents, restricted cash, and marketable securities	$1,036,111

Other long-term liabilities	$22,800
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. At June 30, 2022, the remaining contractual maturities of available-for-sale securities ranged from one to six months.
The total fair value of investments with unrealized losses at June 30, 2022 was $423.1 million. None of the available-for-sale securities held as of June 30, 2022 have been in an unrealized loss position for more than one year. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2022, because the change in market value of those securities has resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. For marketable securities in an unrealized loss position, we assess our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered. The cost of securities sold is based on the specific identification method.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. The change in fair value related to stock payable liabilities recorded to other income, net was income of $6.2 million and $2.4 million during the three months ended June 30, 2022 and 2021, respectively, and income of $16.2 million and $5.8 million during the six months ended June 30, 2022 and 2021, respectively.

8. Commitments and contingencies
Leases
The Company has entered into various non-cancellable operating lease agreements for office and laboratory space domestically and internationally. The Company's current leases have remaining terms ranging from approximately 1 to 13 years, some of which include options to extend the leases. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as they are not reasonably certain of being exercised. The security deposits for our operating leases are included in restricted cash in our consolidated balance sheets.
In 2015, we entered into a non-cancelable operating lease agreement for our headquarters and main production facility in San Francisco, California, which commenced in 2016 with an initial lease term extending through 2026. In 2020, we entered into a non-cancelable operating lease agreement for additional office and laboratory space in San Francisco, California, which commenced in 2021 and has an initial lease term extending through 2031. In 2021, we entered into a non-cancelable operating lease agreement for a new laboratory and production facility in Morrisville, North Carolina, which commenced in the same year with an initial lease term extending through 2035.
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
There have been no significant changes to the Company's operating or finance leases during the six months ended June 30, 2022.
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
Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes (defined below), was $5.9 million for both the three months ended June 30, 2022 and 2021, respectively, and $11.8 million for both the six months ended June 30, 2022 and 2021, respectively.

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
The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Since issuance, these notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. The notes were not convertible during the six months ended June 30, 2022 and there have been no significant conversions in the periods in which they were convertible.
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

	June 30, 2022	December 31, 2021
Outstanding principal	$1,499,996	$1,499,996
Unamortized debt discount and issuance costs	(32,553)	(35,858)
Net carrying amount, liability component	$1,467,443	$1,464,138
As of June 30, 2022, the fair value of the 2024 Notes and 2028 Notes was $277.4 million and $514.1 million, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. We recognized $7.7 million and $7.2 million of interest expense related to our convertible senior notes during the three months ended June 30, 2022 and 2021, respectively, and $15.4 million and $9.4 million of interest expense related to our convertible senior notes during the six months ended June 30, 2022 and 2021, respectively. Of the interest expense recognized, $1.7 million and $1.5 million during the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $2.0 million during the six months ended June 30, 2022 and 2021, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At June 30, 2022, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $59.3 million.
Guarantees and indemnification
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at June 30, 2022 or December 31, 2021.
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
We were not a party to any material legal proceedings at June 30, 2022, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using Anchored Multiplex PCR ("AMP") chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its second amended complaint (“Second Amended Complaint”) on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its third amended complaint (“Third Amended Complaint”) to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its answer and counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery concluded in December 2021. On January 21, 2022, Natera, ArcherDX and Invitae moved for summary judgment, wherein Natera seeks a determination on certain legal and equitable defenses and ArcherDX and Invitae seek a determination of non-infringement and invalidity of the asserted patents. The case was reassigned on May 12, 2022 to the District of Delaware vacant judgeship. All hearing dates have been vacated and no trial date is set.
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
9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock:
Shares outstanding, beginning and end of period	—	125	—	125

Common stock:
Shares outstanding, beginning of period	228,824	197,514	228,116	185,886
Common stock issued in connection with public offering	—	—	—	8,932
Common stock issued on exercise of stock options, net	46	178	133	579
Common stock issued pursuant to vesting of RSUs	4,132	2,671	4,753	3,383
Common stock issued pursuant to exercises of warrants	—	—	—	208
Common stock issued pursuant to employee stock purchase plan	1,535	271	1,535	271
Common stock issued pursuant to acquisitions	230	2,384	230	3,759
Shares outstanding, end of period	234,767	203,018	234,767	203,018

Common Stock
As of June 30, 2022, we had 600 million shares of common stock authorized with a par value of $0.0001. The number of authorized shares increased from 400 million to 600 million during the three months ended June 30, 2022.
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). During the year ended December 31, 2021, 124,913 shares of Series A convertible preferred stock were converted into 124,913 shares of common stock. As of June 30, 2022, there were no shares of Series A convertible preferred stock outstanding.
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

RSUs generally vest over a period of three years. Typically, the vesting schedule for RSUs provides that 1/3 of the award vests upon each anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. The vesting schedule for the 2022 grants approved in April 2022 provides that the awards vest quarterly over a period of two years, with certain awards that include a portion that vests immediately upon grant. We have also granted certain awards in connection with our management incentive plan that vest over a period of two years. In June 2019, we granted time-based RSUs in connection with the acquisition of Singular Bio, which vest in three equal installments over a period of 18 months and performance-based RSUs ("PRSUs") that vest based on the achievement of performance conditions. In December 2020, we granted RSUs in connection with an asset acquisition which vest in two equal installments in December 2021 and December 2022, subject to the employees' continued service with us.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share data and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2021	10,242	3,034	$11.98	5.5	$16,431
Additional shares reserved	9,125	—
Options granted	(86)	86	5.22
Options cancelled	106	(106)	4.42
Options exercised	—	(133)	4.50
RSUs and PRSUs granted	(10,958)	—
RSUs and PRSUs cancelled	1,183	—
Balances at June 30, 2022	9,612	2,881	$12.40	5.2	$54
Options exercisable at June 30, 2022		2,531	$10.99	4.7	$54
Options vested and expected to vest at June 30, 2022		2,867	$12.38	5.1	$54
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The following table summarizes RSU, including PRSU, activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2021	16,247	$26.21
RSUs granted	10,958	$5.74
RSUs vested	(4,756)	$17.17
RSUs cancelled	(1,183)	$22.24
Balance at June 30, 2022	21,266	$17.90
Stock-based compensation
The following table summarizes stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$2,634	$5,474	$4,499	$7,659
Research and development	38,366	30,803	70,360	46,338
Selling and marketing	4,964	6,909	7,873	10,339
General and administrative	11,115	4,376	21,169	42,001
Total stock-based compensation expense	$57,079	$47,562	$103,901	$106,337

11. Income taxes
During the three and six months ended June 30, 2022, we recorded an income tax benefit of $3.6 million and $38.5 million, respectively. The income tax benefit for the three months ended June 30, 2022 is primarily related to a $2.3 million release of federal and state valuation allowances as a result of impairment of Singular Bio's IPR&D indefinite-lived intangibles, which decreased the associated indefinite-lived deferred tax liability. The income tax benefit for the six months ended June 30, 2022 is primarily related to a $34.6 million release of federal and state valuation allowances as a result of the reclassification of ArcherDX's STRATAFIDE and PCM in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to support the realization of existing finite-lived deferred tax assets for which a valuation allowance had previously been established.
As of June 30, 2022, we maintained $48.1 million of unrecognized tax benefits, of which $3.3 million, if recognized, would affect the Company’s effective tax rate. The remainder has been recorded as a reduction to the Company’s deferred tax assets and, if recognized, would not have an impact on the effective tax rate due to existing valuation allowance against such deferred tax assets. It is possible that the Company’s unrecognized tax benefits could change within the next twelve months due to activities of tax authorities, including possible settlement of audits, should any arise, or through normal expiration of statutes of limitations.
The Company’s policy is to include penalties and interest expense related to income taxes as a component of tax expense. As of June 30, 2022, there were no accrued interest and penalties related to the unrecognized tax benefits.
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

12. Net (loss) income per share
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Basic:
Net (loss) income	$(2,523,461)	$133,786	$(2,705,320)	$24,294

Diluted:
Net (loss) income	$(2,523,461)	$133,786	$(2,705,320)	$24,294
Interest effect of convertible senior notes, net	—	7,201	—	—
Total	$(2,523,461)	$140,987	$(2,705,320)	$24,294

Denominator:
Basic:
Shares used in computing net (loss) income per share, basic	232,117	204,110	230,304	199,083

Diluted:
Shares used in computing net (loss) income per share, basic	232,117	204,110	230,304	199,083
Dilutive effect of contingently issuable shares	—	10,804	—	5,394
Dilutive effect of convertible senior notes	—	38,403	—	—
Dilutive effect of Series A convertible preferred stock	—	125	—	125
Dilutive effect of equity awards	—	11,479	—	11,993
Shares used in computing net (loss) income per share, diluted	232,117	264,921	230,304	216,595

Net (loss) income per share, basic	$(10.87)	$0.66	$(11.75)	$0.12
Net (loss) income per share, diluted	$(10.87)	$0.53	$(11.75)	$0.11
The following common stock equivalents have been excluded from diluted net (loss) income per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock subject to outstanding options	2,922	181	2,947	100
Shares of common stock subject to outstanding RSUs and PRSUs	21,136	984	18,550	122
Shares of common stock pursuant to ESPP	2,248	—	2,648	—
Shares of common stock subject to convertible senior notes conversion	38,403	—	38,403	38,403
Total shares of common stock equivalents	64,709	1,165	62,548	38,625

13. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$120,110	$102,499	$228,405	$192,911
Canada	2,721	1,906	5,018	3,449
Germany	2,171	1,712	4,191	4,509
United Kingdom	1,774	1,690	3,921	3,335
Rest of world	9,846	8,505	18,778	15,729
Total revenue	$136,622	$116,312	$260,313	$219,933
14. Subsequent event
On July 18, 2022, the Company announced plans to strategically realign its operations and implement cost reduction programs to prioritize its core genetic testing and genome management platforms, which was approved by the Board of Directors of the Company on July 16, 2022. The Company plans to streamline its product portfolio to focus on its core testing business and programs that drive near-term reductions in cost of revenue, with the goals of accelerating the Company’s path to positive operating cash flow while completing its genome management platform. The realignment plan will result in a reduction in workforce of more than 1,000 employee positions. The Company intends to streamline its international operations by focusing its international operations in fewer than a dozen countries and exiting certain territories and countries where the Company’s business is less developed. The Company currently expects that the realignment plan will be completed by June 30, 2023 and estimates it will incur cash charges ranging between approximately $75 to $100 million for associated severance, professional service fees, and lease and contract exit costs related to the realignment plan, in addition to non-cash charges, which it is currently not able to estimate.
On July 18, 2022 in connection with our strategic realignment, we also announced the appointment of Kenneth D. Knight, who had served as our Chief Operating Officer since 2020, as our Chief Executive Officer. We also announced that Dr. Sean E. George, who co-founded our company and served as our Chief Executive Officer since 2017, would support our company through a transition period as a consultant and will continue to serve on the board of directors until December 31, 2022.

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
•the expected costs and benefits of our recently announced strategic realignment;
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
•our commercial plans;
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
•We have a large amount of debt, servicing our debt requires a significant amount of cash, we may not have sufficient cash flow from our business to service our debt, and we may need to refinance all or a significant portion of our debt.
•Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new tests and expand our operations.
•Our recently-announced strategic realignment and the associated headcount reduction are expected to significantly change our business, result in significant expense, may not result in anticipated savings, and will disrupt our business.
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
•Impairment in the value of our goodwill or other intangible assets has and may in the future have a material adverse effect on our operating results and financial condition.

•If the FDA regulates the tests we currently offer as LDTs as medical devices, we could incur substantial costs and our business, financial condition and results of operations could be adversely affected.
•One of our competitors has alleged that our Anchored Multiplex PCR, or AMP, chemistry and products using AMP are infringing on its intellectual property, and we may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on our business as well as our financial condition and results of operations.
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

Lower prices
Focus on content
Lower costs
Improve customer experience
Attract Partners
Growth
Increase Volume

•Refocusing our content offering.  We intend to prioritize our core genome sequencing platform and streamline our product portfolio to focus on core testing opportunities among oncology, women's health, rare disease and pharmacogenomics, ultimately leading to affordable and ongoing access to the molecular information that enables personalized medicine. Sharpening our focus on our content offering is a core and central contribution to an improved user experience and the potential for better health outcomes.
•Creating a unique user experience.  We are committed to continue our expansion and integration of key digital health-based technologies and services in order to create a differentiated model in genetic health. A state-of-the-art interactive platform will enhance our service offering, leverage the uniquely empowering characteristics of online sharing of genetic information and, we believe, enable a superior economic offering to clients. We intend to continue to expend efforts developing and implementing technology-driven improvements to our customers’ experience. We believe that an enhanced user experience and the resulting benefits to our brand and reputation will help draw customers to us over and above our direct efforts to do so.

•Increasing volume.  We intend to increase our brand equity and visibility through a commitment to precision testing results, excellent service and a variety of marketing and promotional techniques, including scientific publications and presentations, sales, marketing, public relations, social media and web technology vehicles. Our ability to increase billable volume will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners.
•Attracting partners.  As we add more customers to our platform, we believe our business becomes particularly attractive to potential partners that can help the patients in our network further benefit from their genetic information or that provide us access to new customers who may wish to join our network. We believe the cumulative effect of the increased billable volume brought by these strategic components will allow us to lower the cost of our service and expand patient access globally.
•Achieving scale.  Our goal is to provide customers with a broad menu of genetic content at a reasonable price and rapid turn-around times in order to grow billable volume and, in turn, achieve greater economies of scale. As our customers and our business benefit from further cost savings, we expect that those cost savings will further improve the customer experience, allowing us to reap the cumulative benefits from all of the efforts outlined above.
Business overview
We are focused on making comprehensive, high-quality genetic information more accessible and instrumental to the healthcare ecosystem and stakeholders, including patients, providers and physicians, payers, pharmaceutical partners and more. Our comprehensive and convenient physical and digital platform of risk assessment and the resulting data that is actionable and guided is designed to power healthcare decisions across our stakeholders, importantly providing patients a lifetime partner in Invitae to best guide and manage their personal and familial health decisions. We offer genetic testing across multiple clinical areas, including hereditary cancer, personalized oncology, women’s health, pediatrics and rare diseases. Medical genetics is central to health outcomes and we are bringing it to the mainstream by lowering the costs and removing barriers to adoption, which is driven by our user-friendly and comprehensive Invitae Digital Health Platform. Ultimately, the utility of the accumulated data will compound, enabling improved individual and population health and advancing the benefits of molecular medicine around the globe.
For the years ended December 31, 2021, 2020 and 2019, our revenue was $460.4 million, $279.6 million, and $216.8 million, respectively, and we incurred net losses of $379.0 million, $602.2 million, and $242.0 million, respectively. For the six months ended June 30, 2022 and 2021, our revenue was $260.3 million and $219.9 million, respectively, and we recognized a net loss of $2.7 billion and net income of $24.3 million, respectively. At June 30, 2022, our accumulated deficit was $4.4 billion.
In 2021, 2020 and 2019, we generated 1,169,000, 659,000 and 469,000 billable units, respectively. In the six months ended June 30, 2022, we generated 666,000 billable units compared to 546,000 billable units in the same period in 2021. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped. We refer to the set of reagents needed to perform a next generation sequencing ("NGS") test as a "reaction." Approximately 56% of the billable volume generated in the first six months of 2022 were billable to patients, biopharmaceutical partners and other business-to-business customers (e.g., hospitals, clinics, medical centers), and the remainder were billable to government and private insurance payers. Many of the gene tests on our assays are reimbursable by health insurance companies. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
We believe that the keys to long-term profitable growth will be to align our cost structure with our streamlined product portfolio and implement operational discipline, increase billable volume, achieve broad reimbursement coverage for our tests from third-party payers and increase the amount we receive from other types of payers, advance digital health solutions and data services, drive down the price for genetic analysis and interpretation, reduce the costs associated with performing our genetic tests, steadily increase the amount of genetic content we offer and is used by providers across the range of healthcare platforms, consistently improve the client experience, drive physician and patient utilization of our platform for ordering and delivery of results, and increase the number of strategic partners working with us to add value for our clients. We also believe that providing a unique genetic testing platform that is agnostic to stage of life or disease category will deliver unique benefits to customers, payers and other institutions that are seeking to make genetic information a standard element of healthcare decisions in the future. The accumulation of genetic and patient information will ultimately enable the healthcare ecosystem and stakeholders, including patients, providers and physicians, payers, pharmaceutical partners and more to achieve improved outcomes.
On July 18, 2022, we announced plans to strategically realign our operations and implement cost reduction programs in order to accelerate our path to positive operating cash flow. We plan to eliminate non-core operations while realigning and sharpening our focus on the portfolio of businesses that can generate sustainable margins and deliver returns to fuel future investment. In the testing business, we will shift operational and commercial efforts to accelerate positive cash flow by maintaining robust support of the higher-margin, higher-growth testing opportunities among oncology, women's health, rare disease and pharmacogenomics. We also plan to continue our expansion and integration of key digital health-based technologies and services in order to create a differentiated model in genetic health. Longer-term, we remain committed to our genomic management business. We believe that we hold significant growth potential and intend to continue to prioritize the tools, partnerships and applications that support the development of genome management as the catalyst for the future of healthcare.
The realignment plan includes a reduction in workforce, lab and office space consolidation, portfolio optimization, decrease in other operating expenses, as well as a reduced international footprint. The plan is anticipated to result in approximately $326 million in annualized cash savings, which is expected to be fully realized by 2023. We currently expect that the realignment plan will be completed by June 30, 2023 and estimate we will incur cash charges ranging between approximately $75 to $100 million for associated severance, professional service fees and lease and contract exit costs related to the realignment plan, in addition to non-cash charges, which we are currently not able to estimate.
We expect to incur operating losses for the near term as we initiate the strategic realignment of our operations. If we are unable to achieve these objectives and successfully manage our costs, we may not be able to achieve positive operating cash flow in the near term or at all.
Russia and Ukraine Conflict
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the region and around the world. We have suspended operations in Russia, which has not had and is not expected to have a material impact on our operating results. We serve customers globally across a broad geographic base. Neither Russia nor Ukraine has comprised or is expected to comprise a material portion of our total revenue, net loss, or net assets. We continue to closely monitor the ongoing conflict and related sanctions, which could impact our financial results in the future. Other impacts due to this evolving situation are currently unknown and could potentially subject our business to adverse consequences should the situation escalate beyond its current scope. See Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for additional information about the conflict between Russia and Ukraine and its potential effect on our business and results of operations.
Impact of COVID-19
We expect the COVID-19 pandemic may continue to impact our business. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
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
Success obtaining and maintaining reimbursement
Our ability to increase volume and revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 330 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.

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
Realignment of our business and timing of expenses
As part of the strategic business realignment of our operations announced in July 2022, we initiated a comprehensive plan focused on supporting business lines and geographies that can generate sustainable margins, provide the best return to fuel future investment and accelerate the company's path to positive cash flow. We believe the plan further helps ensure we remain at the forefront of innovation and advancements in genomics by allocating resources towards our core genetic testing and genome management platforms that have the potential to improve healthcare outcomes.
We have conducted an assessment of our product portfolio as well as the associated research and development and commercial spending. Our new plan shifts the focus to programs relevant to the core testing business to drive near-term cost of revenue reductions. We have also performed an extensive review of internal and external costs and how those costs align with the new business structure. Additional savings are expected to be generated through the ongoing digitization of workflows, elimination of duplication and streamlined processes across the core platforms and rationalization of technology and external services.
As we refocus our operations on our core genomic testing platform, we also plan to continue to invest in our genetic testing and information management business to drive long-term profitable growth. We deploy state-of-the-art technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and capabilities as well as our information systems. We also expect to incur software development costs as we seek to further digitize and automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our customers' experience, and expand the functionality of our website. We will continue to incur costs related to marketing and branding as we spread our initiatives beyond our current customer base and focus on providing access to customers through our website. In addition, we will incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on different aspects of our business.
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
Financial overview
Revenue
We primarily generate revenue from testing services and sales of distributed precision oncology products. Customers are typically billed upon delivery of test results or shipment of products. We also generate revenue from development agreements, access to data, data analytics and other related services provided for biopharmaceutical partners and other parties. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain FDA approval, obtain contracted reimbursement coverage from third-party payers, and grow our relationships with biopharmaceutical customers.
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
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to decrease as a percentage of revenue as we streamline our product portfolio, shift investments, including exiting certain business lines and commercial geographies, and reduce labor costs through a reduction in workforce. We expect to make investments to reduce costs and streamline our technology to provide patients access to testing aligned to scale with our long-term profitable growth targets.

Selling and marketing
Selling and marketing expenses consist of personnel-related costs, including commissions, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing expenses to decrease as a percentage of revenue as a result of a reduction in workforce, targeted sales force expansion and lower marketing spending as we implement a more efficient sales and marketing approach to support our core genetic testing platform.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our co-development agreements; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to decrease as a percentage of revenue as a result of our cost reduction plan including a reduction in workforce, consolidation of underutilized facilities, digitization of workflows, elimination of duplication and streamlined processes, and rationalization of technology and external services spending.
Asset impairment
Asset impairment expense includes the impairment loss recognized on goodwill, the IPR&D indefinite-lived intangible asset initially recognized as part of the acquisition of Singular Bio and specific equipment that is no longer being utilized on this project and has no alternative future use. Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired. We compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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
With respect to the ArcherDX Final Milestone, the liability was reduced to nil as of June 30, 2021, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. In April 2022, an agreement was entered into with previous ArcherDX stockholders to extend the date of achievement of the ArcherDX Final Milestone to March 31, 2023. We do not believe achievement of the conditions prescribed in the acquisition agreement will occur within this timeframe. As such, no liability was recorded as of June 30, 2022.
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

Income tax benefit
Since we generally establish a full valuation allowance against our deferred tax assets, our income tax benefit primarily consists of changes in our deferred tax realization assessments as a result of taxable temporary differences assumed in connection with our acquisitions and changes in the expected timing of the reversal of taxable temporary differences.
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
The following updates our discussion of impairment testing as of June 30, 2022, and should be read in conjunction with our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Except as presented below, there have been no material changes from the critical accounting policies and estimates described in our Annual Report on Form 10-K. See Note 2, "Summary of significant accounting policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Goodwill and indefinite-lived intangibles
In accordance with ASC 350, Intangibles - Goodwill and Other we do not amortize goodwill or other intangible assets with indefinite lives, including IPR&D, but rather test them for impairment. ASC 350 requires us to perform an impairment review of our goodwill and indefinite-lived intangible balances at least annually, which we do in the fourth quarter of each year for our single consolidated reporting unit, and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
Factors that may indicate potential impairment and trigger an interim impairment test include, but are not limited to, current economic, market and geopolitical conditions, including a significant, sustained decline in our stock price and market capitalization compared to the net book value, an adverse change in legal factors, business climate or operational performance of the business, or significant changes in the ability of a particular asset (or group of assets) to generate positive cash flows for our strategic business objectives. During the three months ended June 30, 2022, as a result of significant, sustained decline in our stock price and related market capitalization and lower than expected financial performance, we performed an impairment assessment of goodwill, IPR&D intangibles, and long-lived assets, including definite-lived intangibles.
During the three months ended June 30, 2022, the Company completed a quantitative impairment test for goodwill. In performing the goodwill impairment test, we estimated the fair value of the reporting unit by utilizing the discounted cash flow method under the income approach. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs to this valuation approach include, but were not limited to, management's forecast of projected revenues associated with future cash flows, discount rates, and control premiums.
When performing our income approach for the reporting unit, we incorporate the use of projected financial information and a discount rate that is developed using market participant-based assumptions. The cash flow projections are based on an 11 year financial forecast developed by management that includes projections of billable units, revenue by test type and mix, rate changes, capital spending trends, investments in working capital to support future revenue and projected cash flow sources and needs, among others. The selected discount rate then considers the risk and nature of the reporting unit’s cash flows and rates of return market participants would require to invest capital in the reporting unit.
Based on this analysis, we recognized a goodwill impairment charge of $2.3 billion during the three and six months ended June 30, 2022, which was included in asset impairments in the condensed consolidated statements of operations. We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio that is more likely than not that the asset is impaired. The Company identified conditions during the period ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we also recognized a non-cash, pre-tax impairment loss of $30.0 million during the three and six months ended June 30, 2022. Additionally, we recognized an impairment loss of $4.8 million during the three and six months ended June 30, 2022 related to specific equipment that is also no longer being utilized on this project and has no alternative future use. The impairment is recorded in asset impairment in the condensed consolidated statements of operations. We did not record an impairment for long-lived assets during the three or six months ended June 30, 2022.
Impairment assessment of long-lived assets
A recoverability test was performed for the long-lived assets, including definite-lived intangibles, using the undiscounted cash flows approach, which included significant unobservable inputs including management's forecasts of projected revenue associated with future cash flows and residual value. The cash flow estimates reflected the Company’s assumptions about its use of the long-lived assets and eventual disposition of the asset group. We determined that our long-lived assets held and used, including intangible assets that are subject to amortization, did not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and of other asset groups, because the assets are highly interrelated and interdependent. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The long-lived assets passed the recoverability test as of June 30, 2022.
Results of operations
Three Months Ended June 30, 2022 and 2021
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended June 30,		Dollar Change	% Change
	2022	2021
Revenue:
Test revenue	$133,182	$111,496	$21,686	19%
Other revenue	3,440	4,816	(1,376)	(29)%
Total revenue	136,622	116,312	20,310	17%
Cost of revenue	110,340	89,331	21,009	24%
Research and development	115,146	106,454	8,692	8%
Selling and marketing	62,749	56,964	5,785	10%
General and administrative	52,858	38,303	14,555	NM
Asset impairment	2,317,864	—	2,317,864	100%
Change in fair value of contingent consideration	(2,004)	(303,349)	301,345	99%
(Loss) income from operations	(2,520,331)	128,609	(2,648,940)	NM
Other income, net	7,326	2,024	5,302	NM
Interest expense	(14,019)	(13,407)	(612)	(5)%
Net (loss) income before taxes	(2,527,024)	117,226	(2,644,250)	NM
Income tax benefit	(3,563)	(16,560)	12,997	78%
Net (loss) income	$(2,523,461)	$133,786	$(2,657,247)	NM
NM - Not Meaningful

Revenue
The increase in total revenue of $20.3 million for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase in billable volume due to growth in our business, partially offset by a lower average revenue per billable unit. Billable volume increased to approximately 344,000 in the three months ended June 30, 2022 compared to 287,000 in the same period of 2021, an increase of 20 percent. Average revenue per billable unit was $387 per unit in the three months ended June 30, 2022 compared to $388 per unit in the comparable prior period.
Cost of revenue
The increase in the cost of revenue of $21.0 million for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase in billable volume and a higher cost per billable unit. Cost per unit was $320 in the three months ended June 30, 2022 compared to $310 for the same period in 2021. The cost per unit increased primarily due to an increase in amortization of acquired intangible assets of $16.6 million, an increase in write downs of certain inventory items of $2.4 million, and higher shipping costs of $2.2 million.
Research and development
The increase in research and development expense of $8.7 million for the three months ended June 30, 2022 compared to the same period in 2021 was due to growth in the business as well as the impact of acquisitions. The increase in research and development expenses principally consisted of the following elements: personnel-related costs increased $16.4 million primarily driven by acquisition-related stock-based compensation expenses as well as headcount growth; other expenses increased $4.9 million; and depreciation and amortization increased $0.3 million. These increases were offset by decreases in professional fees of $5.7 million; facilities-related expenses of $3.1 million; technology costs of $2.1 million; and lab-related expenses of $2.0 million.
Selling and marketing
The increase in selling and marketing expense of $5.8 million for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase in personnel-related costs of $6.3 million due to headcount growth and higher travel-related expenses of $1.6 million resulting from more in-person travel due to reduced COVID-19 restrictions. These increases were partially offset by decreases in professional fees, facilities-related and other expenses of $2.1 million.
General and administrative
The increase in general and administrative expense of $14.6 million for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase in personnel-related costs of $10.2 million driven by acquisition-related stock-based compensation as well as headcount growth; an increase in facilities-related expenses of $4.9 million due to lease expenses and higher security and building support costs; and other corporate expenses increased $2.7 million. These increases were partially offset by a decrease in acquisition-related expenses of $3.2 million.
Asset impairment
During the three months ended June 30, 2022, we completed an interim impairment test for goodwill and the IPR&D indefinite-lived intangible asset acquired as part of the Singular Bio acquisition and as a result, recorded a non-cash impairment charge of $2.3 billion. Additionally, we recognized an impairment loss of $4.8 million related to specific equipment that is no longer being utilized on this project. See Critical accounting policies and estimates above and Note 5, “Goodwill and intangible assets” in Notes to the Condensed Consolidated Financial Statements in "Part 1, Item 1. Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for further information.
Change in fair value of contingent consideration
The change in fair value of contingent consideration represented income of $2.0 million and $303.3 million for the three months ended June 30, 2022 and 2021, respectively. The prior year period includes fair value adjustments to reduce our contingent consideration liability primarily related to our acquisition of ArcherDX and the remaining development milestones resulting from a decrease in the value of our common stock and the removal of our contingent consideration liability relating to the outstanding milestone for FDA clearance or approval of a therapy selection IVD. The prior year adjustments to decrease our contingent consideration were due to our determination that this milestone will not be achieved in the timeframe prescribed in the acquisition agreement.
Other income, net
The increase in other income, net of $5.3 million for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases in fair value adjustments of $3.8 million related to our stock payable liabilities due to the decrease in the price of our common stock as well as higher interest income associated with marketable securities investments in the current year.
Interest expense
The increase in interest expense of $0.6 million for the three months ended June 30, 2022 compared to the same period in 2021 was due to increased debt outstanding as compared to the prior year period.
Income tax benefit
The decrease in income tax benefit for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to a $13.0 million reduction in the valuation allowance on our legacy deferred tax assets primarily as a result of net deferred tax liabilities of $17.6 million assumed in connection with our acquisition of Genosity in April 2021. There was no similar income tax benefit in the current period for the three months ended June 30, 2022.
Six Months Ended June 30, 2022 and 2021
The following sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Six Months Ended June 30,		Dollar Change	% Change
	2022	2021
Revenue:
Test revenue	$252,679	$210,772	$41,907	20%
Other revenue	7,634	9,161	(1,527)	(17)%
Total revenue	260,313	219,933	40,380	18%
Cost of revenue	207,456	164,822	42,634	26%
Research and development	243,382	186,812	56,570	30%
Selling and marketing	122,893	108,204	14,689	14%
General and administrative	104,132	110,820	(6,688)	(6)%
Asset impairment	2,317,864	—	2,317,864	100%
Change in fair value of contingent consideration	(1,850)	(366,970)	365,120	99%
(Loss) income from operations	(2,733,564)	16,245	(2,749,809)	NM
Other income, net	17,765	6,489	11,276	NM
Interest expense	(28,004)	(21,800)	(6,204)	(28)%
Net (loss) income before taxes	(2,743,803)	934	(2,744,737)	NM
Income tax benefit	(38,483)	(23,360)	(15,123)	(65)%
Net (loss) income	$(2,705,320)	$24,294	$(2,729,614)	NM
NM - Not Meaningful
Revenue
The increase in total revenue of $40.4 million for the six months ended June 30, 2022 compared to the same period in 2021 was due primarily to increased billable volume, partially offset by lower average revenue per billable unit. Billable volume increased to 666,000 in the six months ended June 30, 2022 compared to 546,000 in the same period of 2021, an increase of 22 percent, due to growth in the business. Average revenue per billable unit decreased to $379 per unit in the six months ended June 30, 2022 compared to $386 per unit in the comparable prior period primarily due to changes in payer and product mix.

Cost of revenue
The increase in the cost of revenue of $42.6 million for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increased billable volume and higher cost per billable unit. Cost per billable unit was $311 in the six months ended June 30, 2022 compared to $300 for the same period in 2021. The increase in cost per unit in the six months ended June 30, 2022 was primarily attributable to an increase in amortization of acquired intangible assets of $24.8 million, an increase in shipping costs of $5.6 million, and IT-related expenses of $4.6 million, as well as changes in product mix.
Research and development
The increase in research and development expense of $56.6 million for the six months ended June 30, 2022 compared to the same period in 2021 was due to the growth of the business as well as the impact of business acquisitions. The increase in research and development expenses principally consisted of the following elements: personnel-related costs increased $53.0 million primarily driven by acquisition-related stock-based compensation expenses as well as headcount growth; acquisition and other expenses increased $9.3 million; professional fees increased $3.1 million due to higher contract labor; and depreciation and amortization increased $0.9 million. These increases were offset by decreases in lab-related expenses of $6.8 million; facilities-related expenses of $2.4 million and technology costs of $0.5 million.
Selling and marketing
The increase in selling and marketing expense of $14.7 million for the six months ended June 30, 2022 compared to the same period in 2021 was due primarily to the growth of the business. The increase in selling and marketing expenses principally consisted of the following elements: personnel-related costs increased by $13.1 million reflecting headcount growth; travel-related expenses increased $2.7 million resulting from more in-person travel due to reduced COVID-19 restrictions; and information technology costs increased $1.3 million due to higher spending on software licenses associated with headcount growth. These increases were offset by decreases in brand initiatives and advertising costs of $1.3 million and professional and other expenses of $1.1 million.
General and administrative
The decrease in general and administrative expense of $6.7 million for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to decreases in personnel-related costs of $15.0 million due to lower acquisition-related stock-based compensation, partially offset by headcount growth and a decrease in acquisition-related expenses of $4.0 million. These decreases were offset by increases in other corporate expenses of $4.8 million; facilities-related expenses of $4.3 million due to lease expenses and higher security and building support costs; and information technology costs increased $3.2 million due to higher spending on software licenses associated with headcount growth.
Asset impairment
During the six months ended June 30, 2022, we completed an interim impairment test for goodwill and IPR&D indefinite-lived intangible asset and as a result, recorded a non-cash impairment charge of $2.3 billion. Additionally, we recognized an impairment loss of $4.8 million during related to specific equipment that is no longer being utilized on this project. See Critical accounting policies and estimates above and Note 5, “Goodwill and intangible assets” in Notes to the Condensed Consolidated Financial Statements in "Part 1, Item 1. Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for further information.
Change in fair value of contingent consideration
The change in fair value of contingent consideration represented income of $1.9 million and $367.0 million for the six months ended June 30, 2022 and 2021, respectively. The prior year period includes fair value adjustments to reduce our contingent consideration liability primarily related to our acquisition of ArcherDX and the remaining development milestones resulting from a decrease in the value of our common stock and the removal of our contingent consideration liability relating to the outstanding milestone for FDA clearance or approval of a therapy selection IVD. The prior year adjustments to decrease our contingent consideration were due to our determination that this milestone will not be achieved in the timeframe prescribed in the acquisition agreement, although we expect to receive FDA clearance or approval at a later date.

Other income, net
The increase in other income, net of $11.3 million for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases in fair value adjustments of $10.4 million related to our stock payable liabilities due to the decrease in the price of our common stock as well as higher interest income associated with marketable securities investments in the current year.
Interest expense
The increase in interest expense of $6.2 million for the six months ended June 30, 2022 compared to the same period in 2021 was due to increased debt outstanding as compared to the prior year period.
Income tax benefit
The increase in income tax benefit of $15.1 million for the six months ended June 30, 2022 was primarily due to a $34.6 million release of federal and state valuation allowances as a result of the reclassification of ArcherDX's STRATAFIDE and PCM in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing finite-lived deferred tax assets for which a valuation allowance had previously been established. There was no similar income tax benefit in the prior year period. The income tax benefit of $23.4 million for the six months ended June 30, 2021 was primarily due to reduction in the valuation allowance on our legacy deferred tax assets as a result of net deferred tax liabilities assumed in connection with our acquisitions of One Codex and Genosity in 2021.
Liquidity and capital resources
Liquidity and capital expenditures
We have generally incurred net losses since our inception. For the six months ended June 30, 2022 and 2021, we had a net loss of $2.7 billion and net income of $24.3 million, respectively, and we expect to incur additional losses in the future. At June 30, 2022, we had an accumulated deficit of $4.4 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
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
In September 2019, we issued $350.0 million of aggregate principal amount of convertible senior notes due 2024, which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our convertible senior notes due 2024 to settle our Note Purchase Agreement we entered into in November 2018. In April 2021, we issued $1,150.0 million of aggregate principal amount of convertible senior notes due 2028, which bear cash interest at a rate of 1.5% per year. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Holders of our convertible senior notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments, which could adversely affect our liquidity. However, we only have limited ability to make those cash payments under our credit agreement and, even if the credit agreement limitations are no longer in effect, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered or notes being converted.
In October 2020, in connection with our acquisition of ArcherDX, we entered into a credit facility to borrow $135.0 million which closed concurrently with the merger. The terms of this credit facility restrict our ability to incur certain indebtedness, pay dividends, make acquisitions and take other actions.

At June 30, 2022 and December 31, 2021, we had $736.8 million and $1.1 billion, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations as we continue to grow our business, enter into partnerships and acquire businesses and technologies. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the near future. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2022 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
We may need or choose to raise additional funding to finance operations and service debt obligations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and expect to determine the timing, nature and size of future financings based upon various factors, including market conditions, debt maturities and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. We also may elect to finance future acquisitions. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.
On July 18, 2022, we announced plans to strategically realign our operations and implement cost reduction programs in order to accelerate our path to positive operating cash flow. We plan to eliminate non-core operations while realigning and sharpening our focus on the portfolio of businesses that can generate sustainable margins and deliver returns to fuel future investment. In the testing business, we will shift operational and commercial efforts to accelerate positive cash flow by maintaining robust support of the higher-margin, higher-growth testing opportunities among oncology, women's health, rare disease and pharmacogenomics. The realignment plan includes a shift in investments as we exit certain business lines and commercial geographies, portfolio optimization, reduction in workforce, lab and office space consolidation, decrease in other operating expenses including lower sales and marketing spending as we implement a more efficient go-to market strategy, and optimize and reassess external spending on professional services and technology. The plan is anticipated to result in initial cash charges ranging between approximately $75 to $100 million and approximately $326 million in annualized cash savings, which is expected to be fully realized by 2023.
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(282,232)	$(218,845)
Net cash used in investing activities	(340,491)	(354,259)
Net cash provided by financing activities	2,850	1,559,644
Net (decrease) increase in cash, cash equivalents and restricted cash	$(619,873)	$986,540
Cash flows from operating activities
For the six months ended June 30, 2022, cash used in operating activities of $282.2 million principally resulted from our net loss of $2.7 billion, an asset impairment of $2.3 billion, a $38.5 million income tax benefit and non-cash charges for remeasurements of liabilities in connection with business combinations of $18.0 million. These were partially offset by non-cash charges of $103.9 million for stock-based compensation, $64.2 million for depreciation and amortization, $7.8 million for amortization of debt discount and issuance costs related to our outstanding debt and $3.3 million of post-combination expense. The net effect on cash for changes in net operating assets was a decrease of cash of $22.4 million.

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
Cash flows from investing activities
For the six months ended June 30, 2022, cash used in investing activities of $340.5 million was primarily due to net purchases and maturities of marketable securities of $303.5 million and cash used for purchases of property and equipment of $37.0 million.
For the six months ended June 30, 2021, cash used in investing activities of $354.3 million was due primarily to net purchases of marketable securities of $198.2 million, net cash used to acquire One Codex and Genosity of $134.0 million and cash used for purchases of property and equipment of $20.2 million.
Cash flows from financing activities
For the six months ended June 30, 2022, cash provided by financing activities of $2.9 million primarily consisted of cash received from issuances of common stock of $6.2 million; partially offset by finance lease principal payments of $2.7 million.
For the six months ended June 30, 2021, cash provided by financing activities of $1.6 billion primarily consisted of net proceeds from the issuance of our 2028 Notes of $1.1 billion and the public offering of common stock of $434.3 million as well as cash received from issuances of common stock of $11.7 million; partially offset by finance lease principal payments of $2.1 million.

Contractual obligations
The following table summarizes our contractual obligations, including interest, as of June 30, 2022 (in thousands):

Contractual obligations:	Remainder of 2022	2023 and 2024	2025 and 2026	2027 and beyond	Total
Operating leases	$12,101	$52,484	$50,607	$97,424	$212,616
Finance leases	3,140	8,939	495	—	12,574
Convertible senior notes	—	349,996	—	1,150,000	1,499,996
2020 Term Loan	—	135,000	—	—	135,000
Purchase commitments	15,390	40,701	3,216	—	59,307
Total	$30,631	$587,120	$54,318	$1,247,424	$1,919,493
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $736.8 million at June 30, 2022, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At June 30, 2022, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive (loss) income and are realized if we sell the underlying securities prior to maturity.
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
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of June 30, 2022, the fair market value of the convertible senior notes due 2024 and due 2028 was $277.4 million and $514.1 million respectively. For additional information about the convertible senior notes, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of June 30, 2022, see Note 8, "Commitments and contingencies" in Notes to Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated to this item by reference.
ITEM 1A. Risk Factors
Risks related to our business and strategy
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the six months ended June 30, 2022 and 2021, we had a net loss of $2.7 billion and net income of $24.3 million, respectively. For the years ended December 31, 2021, 2020 and 2019, our net losses were $379.0 million, $602.2 million and $242.0 million, respectively. At June 30, 2022, our accumulated deficit was $4.4 billion. We expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $243.4 million and $186.8 million for the six months ended June 30, 2022 and 2021, respectively, and selling and marketing expenses of $122.9 million and $108.2 million for the six months ended June 30, 2022 and 2021, respectively. We incurred research and development expenses of $416.1 million, $240.6 million and $141.5 million in 2021, 2020 and 2019, respectively, and selling and marketing expenses of $225.9 million, $168.3 million and $122.2 million in 2021, 2020 and 2019, respectively. We expect these losses may increase driven by increased investments in research and development and selling and marketing as we focus on scaling our business and operations and expanding our testing capabilities. We have also experienced and may continue to experience decreases in test volume due to the impact of COVID-19. Additionally, since 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
Our recently-announced strategic realignment and the associated headcount reduction are expected to significantly change our business, result in significant expense, may not result in anticipated savings, and will disrupt our business.
On July 18, 2022, we announced plans to strategically realign our operations and implement cost reduction programs to prioritize our core genome sequencing and genome management platforms. This plan involves a significant reduction in our workforce as well as other steps to streamline our operations, including exiting our distributed products business and significantly decreasing our global footprint outside of the United States to less than a dozen countries or territories. Management currently expects that the realignment plan will be completed by June 30, 2023 and estimates we will incur cash charges ranging between approximately $75 to $100 million for associated severance, professional service fees and lease and contract exit costs related to the realignment plan, in addition to non-cash charges which we are currently not able to estimate but which we expect may be significant.
We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. For example, our divestiture activities may divert management’s attention from our core business operations, result in significant write-offs and other charges, and have an adverse effect on existing relationships with partners, customers, patients and third-party payers. We have also terminated early or changed the scope of many of our contracts as a result of our realignment efforts, and we could incur significant liability if we do not successfully negotiate wind-down provisions or new terms. Any of these or other events could adversely affect our financial condition and results of operations. In addition, we may not be able to retain qualified personnel, which may negatively affect our infrastructure and operations or result in a loss of employees and reduced productivity among remaining employees. Further, the realignment may yield unintended consequences, such as attrition beyond our intended workforce reduction, reduced employee morale, loss of customers or partners, and other adverse effects on our business.
If our management is unable to successfully manage this transition and realignment activities, our expenses may be more than expected and may vary significant from period to period and we may be unable to implement our business strategy. As a result, our future financial performance, operations, and prospects would be negatively affected.
We rely on highly skilled personnel in a broad array of disciplines and, if we are unable to hire, retain or motivate these individuals, or maintain our corporate culture, we may not be able to maintain the quality of our services or grow effectively.
Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we may need to continue to expand our sales force with qualified and experienced personnel. In July 2022, we announced plans to strategically realign our operations and implement cost reduction programs that will reduce our workforce by over 1,000 employees. This reduction in workforce will result in the loss of institutional knowledge and expertise and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the realignment may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If the value of our common stock declines significantly, as it has in the recent past, and remains depressed, or if we do not have enough shares authorized to grant equity awards to new and existing employees, we may not be able to recruit and retain qualified employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business and support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows and evolves, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.
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
Our success depends in large part on our ability to extend our market position, to develop new products and services, to provide customers with high-quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our commercial operations, customer service, billing and systems processes and enhance our internal quality assurance program. For example, we are in the process of building a new laboratory and production facility in North Carolina. We expect that much of this infrastructure growth will be in advance of demand for our tests and other products and services. Many of our current and future expense levels are fixed. Because the timing and amount of revenue from our products and services is difficult to forecast, when revenue does not meet our expectations, we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our products and services will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.
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
In addition to data security risks, we also face privacy risks. Should we actually violate, or be perceived to have violated, any privacy commitments we make to patients or consumers, we could be subject to a complaint from an affected individual or interested privacy regulator, such as the Federal Trade Commission, or FTC, a state Attorney General, the European Union, or EU, Member State Data Protection Authority, or a data protection authority in another international jurisdiction. This risk is heightened given the sensitivity of the data we collect.
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
We have devoted a portion of our resources to research and development activities related to our Personalized Cancer Monitoring, or PCM, service for cancer monitoring. The demand for this service is unproven, and we may not be successful in achieving market awareness and demand for these products through our sales and marketing operations.
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
Impairment in the value of our goodwill or other intangible assets has and may in the future have a material adverse effect on our operating results and financial condition.
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit has and may in the future result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. These charges in the period ended June 30, 2022 and any future charges have, and may in the future have a material adverse effect on our results of operations or financial condition.
During the period ended June 30, 2022, as a result of a significant, sustained decline in our stock price and related market capitalization and lower than expected financial performance, we performed an impairment assessment of goodwill, IPR&D intangible assets, and long-lived assets, including definite-lived intangibles.
For our goodwill, we measured the fair value of the reporting unit utilizing the discounted cash flow method under the income approach. This approach relies on significant unobservable inputs including, but not limited to, management's forecasts of projected revenue associated with future cash flows, discount rates, and control premium. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $2.3 billion during the three and six months ended June 30, 2022, which was included in asset impairments on the condensed consolidated statements of operations.
We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio that it was more likely than not that the asset is impaired. The Company identified conditions during the period ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $30.0 million during the three and six months ended June 30, 2022 related to the IPR&D intangible asset. Additionally, we recognized an impairment loss of $4.8 million during the three and six months ended June 30, 2022 related to specific equipment that is no longer being utilized on this project and has no alternative use. The impairment charges are recorded in asset impairments in the condensed consolidated statements of operations.

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
The recent changes in our leadership may adversely affect our business.
In July 2022, in connection with our strategic realignment, we announced the appointment of Kenneth D. Knight, who had served as our Chief Operating Officer since 2020, as our Chief Executive Officer. We also announced that Dr. Sean E. George, who co-founded our company and served as our Chief Executive Officer since 2017, would support our company through a transition period as a consultant. These changes in our executive management, and any future changes, as well as the effects of our business realignment, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. If we are not successful in managing the transition of Mr. Knight into his new role, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Further, these changes also increase our dependency on other members of our executive management team. If we lose the services of any member of the executive management team or any key personnel, we may not be able to secure a suitable or qualified replacement, which could disrupt our business and could be particularly disruptive considering our strategic realignment.
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
As of June 30, 2022, we have substantial deferred tax assets consisting of federal and state net operating losses and tax credit carryforwards. At December 31, 2021, our total gross deferred tax assets were $640.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We have a large amount of debt, servicing our debt requires a significant amount of cash, we may not have sufficient cash flow from our business to service our debt, and we may need to refinance all or a significant portion of our debt.
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
•requiring the dedication of a substantial portion of our cash flow or our existing cash to service our indebtedness, thereby reducing the amount of our cash available for other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or
•placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Our convertible notes are currently significantly out of the money, and our stock price would have to increase significantly in order for our notes to convert prior to maturity. If we are unable to generate cash flow necessary to service or repay our debt at maturity, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time, and the terms of any such refinancing may be less favorable to us than the terms of our current indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
Risks related to our intellectual property
One of our competitors has alleged that our Anchored Multiplex PCR, or AMP, chemistry and products using AMP are infringing on its intellectual property, and we may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on our business as well as our financial condition and results of operations.
ArcherDX’s AMP chemistry is the foundation of our PCM service. One of ArcherDX’s competitors, Natera, Inc., or Natera, has filed complaints against ArcherDX, Invitae and Genosity alleging that our products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe certain patents. A description of this ongoing litigation is provided in Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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
We cannot reasonably estimate the final outcome, including any potential liability or any range of potential future charges associated with these litigations. However, any finding of infringement by us of Natera's asserted patents could have a material adverse effect on our business, as well as our financial condition and results of operations.
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
•effects of our recently-announced strategic realignment and workforce reduction and our ability to achieve the intended benefits of these activities;
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
•our substantial leverage and market perceptions regarding the same;
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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The closing price of our common stock on the NYSE ranged from $2.30 to $30.92 between August 4, 2021 through August 5, 2022. Broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, as well as general economic, political and geopolitical, and market conditions such as recessions, wars such as the current conflict in Ukraine, elections, interest rate changes, or cost inflation, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2022, we had outstanding 234.8 million shares of our common stock, options to purchase 2.9 million shares of our common stock (of which 2.5 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 21.3 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employees' continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include 9.7 million shares of common stock that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions, shares that may be issuable in the future in connection with the convertible senior notes, or shares issuable pursuant to our May 2021 sales agreement with Cowen and Company, LLC under which we may offer and sell from time to time at our sole discretion up to $400 million of shares of our common stock. In addition, as of June 30, 2022, 2.0 million and 2.8 million shares of common stock are available for future issuance under our 2015 Stock Incentive Plan and Employee Stock Purchase Plan, respectively. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

INVITAE CORPORATION

	By:	/s/ Kenneth D. Knight
Kenneth D.Knight
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Yafei (Roxi) Wen
Yafei (Roxi) Wen
Chief Financial Officer
Principal Financial Officer

Date: August 9, 2022