Form 10-Q
period 2022-09-30
Invitae Corp
filed 2022-11-08
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of November 4, 2022 was 242,895,615.

PART I — Financial Information
ITEM 1. Condensed Consolidated Financial Statements
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$217,029	$923,250
Marketable securities	368,936	122,121
Accounts receivable	89,130	66,227
Inventory	29,902	33,516
Prepaid expenses and other current assets	24,679	33,691
Total current assets	729,676	1,178,805
Property and equipment, net	113,878	114,714
Operating lease assets	109,971	121,169
Restricted cash	10,027	10,275
Intangible assets, net	1,041,185	1,187,994
Goodwill	—	2,283,059
Other assets	21,518	23,551
Total assets	$2,026,255	$4,919,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,727	$21,127
Accrued liabilities	83,116	106,453
Operating lease obligations	14,199	12,359
Finance lease obligations	5,279	4,156
Total current liabilities	113,321	144,095
Operating lease obligations, net of current portion	138,167	124,369
Finance lease obligations, net of current portion	4,848	5,683
Debt	120,097	113,391
Convertible senior notes, net	1,469,108	1,464,138
Deferred tax liability	9,181	51,696
Other long-term liabilities	12,667	37,797
Total liabilities	1,867,389	1,941,169
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	24	23
Accumulated other comprehensive loss	(898)	(7)
Additional paid-in capital	4,889,064	4,701,230
Accumulated deficit	(4,729,324)	(1,722,848)
Total stockholders’ equity	158,866	2,978,398
Total liabilities and stockholders’ equity	$2,026,255	$4,919,567
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Test revenue	$128,839	$111,676	$381,518	$322,448
Other revenue	4,697	2,719	12,331	11,880
Total revenue	133,536	114,395	393,849	334,328
Cost of revenue	116,956	87,741	324,412	252,563
Research and development	87,177	97,511	330,559	284,323
Selling and marketing	49,193	55,501	172,086	163,705
General and administrative	44,939	86,820	149,071	197,640
Asset impairments	6,708	—	2,324,572	—
Change in fair value of contingent consideration	—	(19,866)	(1,850)	(386,836)
Restructuring	118,514	—	118,514	—
Total cost and operating expenses	423,487	307,707	3,417,364	511,395
Loss from operations	(289,951)	(193,312)	(3,023,515)	(177,067)
Other income, net	1,872	3,357	19,637	9,846
Interest expense	(14,145)	(14,069)	(42,149)	(35,869)
Net loss before taxes	(302,224)	(204,024)	(3,046,027)	(203,090)
Income tax benefit	(1,068)	(5,848)	(39,551)	(29,208)
Net loss	$(301,156)	$(198,176)	$(3,006,476)	$(173,882)
Net loss per share, basic and diluted	$(1.27)	$(0.91)	$(12.91)	$(0.85)
Shares used in computing net loss per share, basic and diluted	237,974	218,384	232,889	205,587

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(301,156)	$(198,176)	$(3,006,476)	$(173,882)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	436	(13)	(891)	20
Comprehensive loss	$(300,720)	$(198,189)	$(3,007,367)	$(173,862)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$24	$20	$23	$19
Common stock issued	—	3	1	4
Balance, end of period	24	23	24	23

Accumulated other comprehensive (loss) income:
Balance, beginning of period	(1,334)	34	(7)	1
Unrealized income (loss) on available-for-sale marketable securities, net of tax	436	(13)	(891)	20
Balance, end of period	(898)	21	(898)	21

Additional paid-in capital:
Balance, beginning of period	4,815,383	3,973,479	4,701,230	3,337,120
Common stock issued in connection with public offering, net	9,658	—	9,658	434,263
Common stock issued on exercise of stock options, net	33	5,215	630	8,167
Common stock issued pursuant to exercises of warrants	—	—	—	1,242
Common stock issued pursuant to employee stock purchase plan	—	—	5,637	6,400
Common stock and equity awards issued pursuant to acquisitions	3,984	620,001	9,253	783,877
Stock-based compensation expense	60,006	25,702	162,656	128,816
Reclassification of equity component of convertible senior notes	—	—	—	(75,488)
Balance, end of period	4,889,064	4,624,397	4,889,064	4,624,397

Accumulated deficit:
Balance, beginning of period	(4,428,168)	(1,319,548)	(1,722,848)	(1,360,847)
Cumulative effect of accounting change	—	—	—	17,005
Net loss	(301,156)	(198,176)	(3,006,476)	(173,882)
Balance, end of period	(4,729,324)	(1,517,724)	(4,729,324)	(1,517,724)
Total stockholders' equity	$158,866	$3,106,717	$158,866	$3,106,717

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,006,476)	$(173,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairments	2,324,572	—
Losses on asset disposals	48,792	—
Depreciation and amortization	104,726	56,848
Stock-based compensation	164,314	131,768
Amortization of debt discount and issuance costs	11,676	10,352
Remeasurements of liabilities associated with business combinations	(17,516)	(396,015)
Benefit from income taxes	(39,551)	(29,215)
Post-combination expense for acceleration of unvested equity and deferred stock compensation	4,980	7,870
Amortization of premiums and discounts on investment securities	603	5,155
Non-cash lease expense	6,832	1,861
Other	536	320
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(22,903)	(8,900)
Inventory	3,614	1,397
Prepaid expenses and other current assets	9,012	(15,273)
Other assets	2,740	(2,915)
Accounts payable	(6,345)	2,581
Accrued expenses and other long-term liabilities	(540)	24,151
Net cash used in operating activities	(410,934)	(383,897)
Cash flows from investing activities:
Purchases of marketable securities	(789,622)	(325,957)
Proceeds from maturities of marketable securities	541,313	228,043
Acquisition of businesses, net of cash acquired	—	(239,836)
Purchases of property and equipment	(48,385)	(35,533)
Other	—	(1,300)
Net cash used in investing activities	(296,694)	(374,583)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	9,658	434,263
Proceeds from issuance of common stock	6,267	15,810
Proceeds from issuance of convertible senior notes, net	—	1,116,427
Finance lease principal payments	(4,184)	(2,833)
Settlement of acquisition obligations	(10,582)	(4,758)
Net cash provided by financing activities	1,159	1,558,909
Net (decrease) increase in cash, cash equivalents and restricted cash	(706,469)	800,429
Cash, cash equivalents and restricted cash at beginning of period	933,525	131,480
Cash, cash equivalents and restricted cash at end of period	$227,056	$931,909

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$4,472	$7,736
Purchases of property and equipment in accounts payable and accrued liabilities	$2,531	$12,513
Common stock issued for acquisition of businesses	$4,274	$782,477
Operating lease assets obtained in exchange for lease obligations, net	$4,495	$82,138

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and we changed our name to Invitae Corporation in 2012. We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women's health, rare diseases and pharmacogenomics. To augment our offering and realize our mission, we have previously acquired multiple assets and businesses that further expanded our test menu and suite of genome management offerings and accelerated our entry into key genomics markets. Invitae operates in one segment.
Strategic realignment
On July 18, 2022, the Company initiated a strategic realignment of our operations and began implementing cost reduction programs to prioritize its core genetic testing and genome management platforms, which was approved by the board of directors of the Company on July 16, 2022. The Company is in the process of implementing initiatives to streamline its product portfolio to focus on its core testing business and programs that drive near-term reductions in cost of revenue to accelerate the Company’s path to positive operating cash flow while completing its genome management platform. See Note 11, "Restructuring" for additional information regarding our strategic realignment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets are reconciled to the amounts reported in the condensed consolidated statements of cash flows as follows (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$217,029	$921,634
Restricted cash	10,027	10,275
Total cash, cash equivalents and restricted cash	$227,056	$931,909
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
Restructuring resulting from strategic realignment
As a result of implementing our strategic realignment, we incurred restructuring charges comprised of employee separation costs, losses on asset disposals, and other costs. Employee separation costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of stock awards related to workforce reductions. We recognize costs and liabilities associated with exit and disposal activities in accordance with Accounting Standards Codification ("ASC") 420, Exit and Disposal Cost Obligations, and other costs and liabilities associated with postemployment nonretirement benefits in accordance with ASC 712, Postemployment Nonretirement Benefits. Liabilities are based on the estimate of fair value in the period the liabilities are incurred, with subsequent changes to the liability recognized as adjustments in the period of change. We recognize losses on asset disposals in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. Restructuring charges are recognized as an operating expense within the condensed consolidated statements of operations and related liabilities are recorded within accrued liabilities in the condensed consolidated balance sheets.
Recent accounting pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact in our condensed consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to all business combinations occurring after the date of adoption. Early adoption is permitted.

We are currently evaluating the impact this guidance will have in our condensed consolidated financial statements and the timing of adoption.
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning January 1, 2022, with early adoption permitted. We elected to adopt the amendments on a modified retrospective basis effective January 1, 2021, which required a cumulative-effect adjustment to retained earnings. The cumulative-effect adjustment resulted in a decrease in accumulated deficit of $17.0 million related to the reversal of the equity component and associated issuance costs as well as adjustment of the related amortization costs of our convertible senior notes due 2024. Reporting periods beginning on or after January 1, 2021 are presented under this new guidance while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under U.S. GAAP. See Note 8, "Commitments and contingencies" for additional information about our convertible senior notes.
3. Revenue, accounts receivable and deferred revenue
Test revenue is generated from sales of diagnostic tests and precision oncology products to four groups of customers: biopharmaceutical partners, patients who pay directly, patients' insurance carriers, and other business-to-business customers (e.g., hospitals, clinics, medical centers). Test revenue is generated in two ways: through a centralized lab and decentralized through the shipment of reactions to biopharmaceutical partners and other business-to-business customers. We refer to the set of reagents needed to perform a next-generation sequencing test as a "reaction." Amounts billed and collected, and the timing of collections, vary based on the type of payer. Other revenue consists principally of revenue recognized under contracts for biopharmaceutical development services and other collaboration and genome network agreements and is accounted for under the provisions provided in ASC 606.
Our revenue as disaggregated by payer category and revenue subtype is as follows (in thousands):

	Three Months Ended September 30, 2022
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$80,484	$8,759	$15,455	$12,431	$117,129
Decentralized	—	—	2,070	9,640	11,710
Total test revenue	80,484	8,759	17,525	22,071	128,839
Other revenue	—	—	3,202	1,495	4,697
Total revenue	$80,484	$8,759	$20,727	$23,566	$133,536

	Three Months Ended September 30, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$69,009	$10,999	$10,390	$12,591	$102,989
Decentralized	—	—	374	8,313	8,687
Total test revenue	69,009	10,999	10,764	20,904	111,676
Other revenue	—	—	1,774	945	2,719
Total revenue	$69,009	$10,999	$12,538	$21,849	$114,395

	Nine Months Ended September 30, 2022
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$233,354	$31,336	$45,465	$38,737	$348,892
Decentralized	—	—	4,806	27,820	32,626
Total test revenue	233,354	31,336	50,271	66,557	381,518
Other revenue	—	—	8,395	3,936	12,331
Total revenue	$233,354	$31,336	$58,666	$70,493	$393,849

	Nine Months Ended September 30, 2021
	Patient		Biopharma partner	Other business-to-business	Total
	Insurance	Direct
Test revenue:
Centralized	$201,154	$30,471	$29,650	$34,939	$296,214
Decentralized	—	—	1,011	25,223	26,234
Total test revenue	201,154	30,471	30,661	60,162	322,448
Other revenue	—	—	8,394	3,486	11,880
Total revenue	$201,154	$30,471	$39,055	$63,648	$334,328
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1.1	$4.0	$3.5	$12.0
Loss from operations	$(1.1)	$(4.0)	$(3.5)	$(12.0)
Net loss per share, basic and diluted	$0.00	$(0.02)	$(0.02)	$(0.06)
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
We also record unbilled revenue for revenue recognized but yet to be billed for services provided to biopharmaceutical companies related to companion diagnostic development. This contract receivable was $5.1 million and $4.3 million as of September 30, 2022 and December 31, 2021, respectively, and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. During the three and nine months ended September 30, 2022, we recognized revenue of $3.3 million and $4.5 million, respectively, from deferred revenue recorded in prior periods. The current contract liability was $5.7 million and $9.4 million as of September 30, 2022 and December 31, 2021, respectively, and was included in accrued liabilities in the condensed consolidated balance sheets. The long-term contract liability was $0.1 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets.
Performance obligations
Test and other revenue are generally recognized upon completion of our performance obligation when the customer obtains control of the promised good or service, typically a test report or upon shipment of our precision oncology products or other contractually defined milestone(s). The Company has applied the practical expedient in relation to information about our remaining performance obligations, as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. Most remaining performance obligations are primarily related to Personalized Cancer Monitoring ("PCM") services included in test revenue in our condensed consolidated statement of operations and are generally satisfied over one to six months.
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
We were required to pay contingent consideration based on achievement of post-closing development and revenue milestones. The material factors that may impact the fair value of the contingent consideration, and therefore the liability, are (i) the estimated number of shares to be issued, (ii) the volatility of our common stock, (iii) the probabilities of achievement of milestones within the timeframes prescribed in the acquisition agreement and (iv) discount rates, all of which are Level 3 inputs not supported by market activity with the exception of the volatility of our common stock. Significant changes in any of these inputs may result in a significant change in fair value, which is estimated at each reporting date. Of the five milestones, one milestone was achieved in November 2020, which resulted in the issuance of 5.0 million shares of our common stock and a cash payment of $1.9 million, and three milestones were achieved or deemed to be achieved during the three months ended June 30, 2021, which resulted in the issuance of 13.8 million shares of our common stock and a cash payment of $3.3 million in July 2021. The remaining milestone is based upon receiving U.S. Food and Drug Administration ("FDA") clearance or approval of a therapy selection in vitro diagnostic ("IVD") product, which per the terms of the acquisition agreement, must be completed by March 31, 2022, subject to certain extensions (the "ArcherDX Final Milestone"). With respect to the ArcherDX Final Milestone, the liability was reduced to nil as of June 30, 2021 from $262.5 million as of March 31, 2021 and $287.7 million as of December 31, 2020, with the offsetting change recorded as changes in fair value of contingent consideration in our condensed consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. In April 2022, an agreement was entered into with the previous ArcherDX stockholders to extend the date for achievement of the ArcherDX Final Milestone to March 31, 2023. We currently do not believe that this milestone will be achieved within this timeframe. As such, no liability was recorded as of September 30, 2022.
In connection with the acquisition, we granted awards of common stock to new employees who joined Invitae in connection with our acquisition of ArcherDX that vested upon the achievement of the contingent consideration milestones discussed above and were subject to the employees' continued service with us, unless terminated without cause in which case vesting was only dependent on milestone achievement. As the number of shares that were expected to be issued are fixed, the awards are equity-classified. During the nine months ended September 30, 2022, we recorded stock-based compensation expense of nil related to the ArcherDX milestones. During the nine months ended September 30, 2021, we recorded a net $41.8 million in stock-based compensation expense related to the ArcherDX milestones, which includes $38.5 million related to milestones achieved in prior periods, $33.0 million due to an accounting modification of certain awards whereby the employee's continued substantive services were no longer required, offset by a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone would not be achieved within the specified timeframe prescribed in the acquisition agreement.
One Codex
In February 2021, we acquired 100% of the interest of Reference Genomics d/b/a One Codex ("One Codex"), a company developing and commercializing products and services relating to microbiome sequencing, analysis and reporting, for upfront consideration consisting of $17.3 million in cash and 1.4 million shares of our common stock, of which approximately 0.2 million shares were subject to a hold-back to satisfy indemnification obligations that may have arisen following the closing. These shares subject to a hold-back were issued to a third-party at the closing date to hold in escrow until the escrow period is complete, and as such were classified as equity. In February 2022, the amounts held back to satisfy indemnification obligations were released in full to the former stockholders.
Disposition
In September 2022, we sold 100% of our interest in One Codex and certain related assets for an immaterial amount of cash proceeds, as part of our strategic realignment plan. The disposition of One Codex was considered to be an asset sale as substantially all of the fair value was concentrated in the developed technology and certain customer relationships. The carrying value of assets sold include developed technology of $19.4 million and customer relationships of $0.4 million. The sale resulted in a loss of approximately $19.8 million during the three and nine months ended September 30, 2022, and is included in restructuring expense in our condensed consolidated statement of operations. See Note 5, "Goodwill and intangible assets" and Note 11, "Restructuring" for additional information.
Concurrently, Invitae and the buyer entered into an agreement whereby we have the option to access the technology sold for at least one year in the form of a software-as-a-service ("SaaS") subscription.
Genosity
In April 2021, we acquired 100% of the fully diluted equity of Genosity Inc. ("Genosity"), a company providing genomic laboratory services, for approximately $196.0 million, consisting of approximately $120.0 million in cash and 1.9 million shares of our common stock. In connection with this transaction, we granted restricted stock units ("RSUs") having a value of up to $5.0 million to certain continuing employees and recognized $0.4 million and $1.3 million in stock-based compensation expense for the three and nine months ended September 30, 2022, respectively. We recognized $0.3 million and $0.5 million in stock-based compensation expense for the three and nine months ended September 30, 2021, respectively.
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
Ciitizen
In September 2021, we acquired 100% of the equity of Ciitizen Corporation ("Ciitizen"), a patient-centric health technology company, for approximately $308.3 million, consisting of approximately $87.4 million in cash and 6.3 million shares of our common stock, of which approximately $10.4 million in cash and 0.8 million shares are subject to a hold-back to satisfy indemnification obligations that may arise following the closing. As of September 30, 2022, the value of the stock payable liability was $0.5 million with the $9.6 million fair value change for the nine months ended September 30, 2022 recorded as income in other income, net. In September 2022, the amounts held back to satisfy indemnification obligations were partially released to the former stockholders. The remaining amounts held back to satisfy indemnification obligations are expected to be released in September 2023. In connection with this transaction, we granted RSUs having a value of up to $246.9 million to certain continuing employees. During the three and nine months ended September 30, 2022, we recorded stock-based compensation expense of $22.2 million and $72.2 million, respectively, primarily in research and development expense. Additionally, we recorded $23.7 million of stock-based compensation expense for both the three and nine months ended September 30, 2022 in restructuring expense related to the acceleration of RSUs for employees who were terminated as part of our strategic realignment. See Note 10, "Stock incentive plans" for additional information.

During the three and nine months ended September 30, 2021, we recorded stock-based compensation expense of $1.6 million.
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$2,283,059
Impairment	(2,283,059)
Balance as of September 30, 2022	$—
Intangible assets
The following table presents details of our acquired intangible assets as of September 30, 2022 (in thousands):

	September 30, 2022
	Cost	Accumulated Amortization	Asset Disposals	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$41,515	$(16,543)	$(359)	$24,613	10.8
Developed technology	1,174,506	(156,068)	(19,426)	999,012	10.8
Non-compete agreement	286	(286)	—	—	0.0
Trade name	21,085	(3,525)	—	17,560	12.0
Patent assets and licenses	495	(156)	(339)	—	0.0
Right to develop new technology	19,359	(2,474)	(16,885)	—	0.0
	$1,257,246	$(179,052)	$(37,009)	$1,041,185	10.8
The following table presents details of our acquired intangible assets as of December 31, 2021 (in thousands):

	December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$41,515	$(13,096)	$28,419	10.8
Developed technology	662,106	(81,902)	580,204	10.2
Non-compete agreement	286	(286)	—	0.0
Trade name	21,085	(2,207)	18,878	12.0
Patent assets and licenses	495	(136)	359	15.0
Right to develop new technology	19,359	(1,613)	17,746	15.0
In-process research and development	542,388	—	542,388	n/a
	$1,287,234	$(99,240)	$1,187,994	10.4
Acquisition-related intangibles included in the above tables are generally finite-lived, other than in-process research and development, which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships related to our 2017 business combinations are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. During the nine months ended September 30, 2022, the Company launched the ArcherDX STRATAFIDE and PCM products resulting in the reclassification of $512.4 million of the related in-process research and development (IPR&D) intangibles to developed technology intangibles, which are finite-lived and amortizable. Amortization expense was $29.6 million and $15.6 million for the three months ended September 30, 2022 and 2021, respectively, and $79.8 million and $41.2 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense is recorded in cost of revenue, research and development, and selling and marketing expense.

As part of the ArcherDX acquisition in October 2020, we acquired intangible assets including core developed technology and the right to develop new technology related to an existing agreement between ArcherDX and a vendor. The core developed technology has several applications, which we intend to continue to leverage in other areas of the business, including PCM. In conjunction with the strategic realignment plan, management decided to exit the IVD product offering in August 2022. During the three and nine months ended September 30, 2022, we wrote-off the remaining carrying value of the right to develop new technology intangible asset of $16.9 million, which is included in restructuring expense in the condensed consolidated statements of operations. See Note 11, "Restructuring" for additional information.
In conjunction with the strategic realignment plan, management also decided to exit the in-vitro fertilization ("IVF") product offering. As a result, we wrote-off a patent licensing agreement intangible asset with a carrying value of $0.3 million included in restructuring expense in the condensed consolidated statements of operations. See Note 11, "Restructuring" for additional information.
See Note 4, "Business combinations" for additional information on the sale of our interest in One Codex and the related disposition of developed technology and customer relationships during the three and nine months ended September 30, 2022.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of September 30, 2022 (in thousands):

2022 (remainder of year)	$28,636
2023	114,440
2024	114,162
2025	112,408
2026	112,374
Thereafter	559,165
Total estimated future amortization expense	$1,041,185
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
For our goodwill, we measured the fair value of the reporting unit utilizing the discounted cash flow method under the income approach. This approach relies on significant unobservable inputs including, but not limited to, management's forecasts of projected revenue associated with future cash flows, discount rates, and control premium. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $2.3 billion during the three months ended June 30, 2022, which was included in asset impairments in the condensed consolidated statements of operations. The goodwill was fully impaired as of June 30, 2022.
We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio, Inc. ("Singular Bio") that it was more likely than not that the asset is impaired. The Company identified conditions during the period ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $30.0 million during the three months ended June 30, 2022 related to the IPR&D intangible asset. The indefinite-lived intangible asset was fully impaired as of June 30, 2022. Additionally, we recognized an impairment loss of $4.8 million during the three months ended June 30, 2022 related to specific equipment that is no longer being utilized on this project and has no alternative future use. The impairment charges are recorded in asset impairments in the condensed consolidated statements of operations.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.
A recoverability test was performed for the long-lived assets, including definite-lived intangibles, using the undiscounted cash flows approach, which included significant unobservable inputs including management's forecasts of projected revenue associated with future cash flows, and residual value. The cash flow estimates reflected the Company’s assumptions about its use of the long-lived assets and eventual disposition of the asset group. We determined that our long-lived assets held and used, including intangible assets that are subject to amortization, did not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and of other asset groups, because the assets are highly interrelated and interdependent. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The long-lived assets passed the recoverability test as of June 30, 2022. As a result of the strategic realignment, we evaluated the recoverability of long-lived assets for impairment. We concluded that the fair value of long-lived assets was in excess of their carrying value at September 30, 2022 and no impairment was recorded except for operating lease impairments, which are discussed in the "Leases" section of Note 8 "Commitments and contingencies." We also recorded losses on disposal of assets pursuant to the strategic realignment, which are discussed in Note 11, "Restructuring."
6. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$29,481	$27,178
Work in progress	421	5,342
Finished goods	—	996
Total inventory	$29,902	$33,516
As part of the Company's strategic realignment, management decided to exit certain product offerings. During the three and nine months ended September 30, 2022, the Company wrote-off the remaining inventory related to these product offerings of $12.6 million to cost of revenue in the condensed consolidated statements of operations.

Property and equipment, net
Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$76,988	$31,159
Laboratory equipment	68,633	61,317
Computer equipment	16,411	15,452
Furniture and fixtures	1,734	2,130
Construction-in-progress	21,892	52,039
Other	3,313	925
Total property and equipment, gross	188,971	163,022
Accumulated depreciation and amortization	(75,093)	(48,308)
Total property and equipment, net	$113,878	$114,714
Depreciation expense was $9.7 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively, and $21.1 million and $13.2 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense for the three and nine months ended September 30, 2022 includes accelerated depreciation of $3.4 million from a change in the estimated useful lives of property and equipment related to the exit of certain product offerings.
Due to the Company’s decision to exit certain business lines, consolidate lab and office space, and reduce our international footprint as part of our strategic realignment, we recognized a loss on disposal of property and equipment of $11.8 million, which is included in restructuring expense in our condensed consolidated statement of operations during the three and nine months ended September 30, 2022. See Note 11, "Restructuring" for additional information.
See Note 5, "Goodwill and intangible assets" for additional information on the impairment assessment including long-lived assets and the related impairment loss recognized during the three months ended June 30, 2022.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and related expenses	$36,654	$35,877
Accrued expenses	20,167	32,136
Compensation and other liabilities associated with business combinations	6,829	11,622
Deferred revenue	5,663	9,431
Accrued interest	583	6,646
Other accrued liabilities	13,220	10,741
Total accrued liabilities	$83,116	$106,453
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Compensation and other liabilities associated with business combinations, non-current	1,010	27,919
Deferred revenue, non-current	62	663
Other	11,595	9,215
Total other long-term liabilities	$12,667	$37,797

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
Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.
The following tables set forth the fair value of our financial instruments that were measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$184,898	$—	$—	$184,898	$184,898	$—	$—
U.S. Treasury notes	364,887	1	(895)	363,993	363,993	—	—
U.S. government agency securities	4,947	—	(4)	4,943	—	4,943	—
Total financial assets	$554,732	$1	$(899)	$553,834	$548,891	$4,943	$—

Financial liabilities:
Stock payable liability				$985	$—	$—	$985
Total financial liabilities				$985	$—	$—	$985

September 30, 2022
Reported as:
Cash equivalents	$174,871
Restricted cash	10,027
Marketable securities	368,936
Total cash equivalents, restricted cash, and marketable securities	$553,834

Other long-term liabilities	$985

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$913,990	$—	$—	$913,990	$913,990	$—	$—
U.S. Treasury notes	111,187	—	(6)	111,181	111,181	—	—
U.S. government agency securities	10,941	—	(1)	10,940	—	10,940	—
Total financial assets	$1,036,118	$—	$(7)	$1,036,111	$1,025,171	$10,940	$—

Financial liabilities:
Stock payable liability				$20,925	$—	$—	$20,925
Contingent consideration				1,875	—	—	1,875
Total financial liabilities				$22,800	$—	$—	$22,800

December 31, 2021
Reported as:
Cash equivalents	$903,715
Restricted cash	10,275
Marketable securities	122,121
Total cash equivalents, restricted cash, and marketable securities	$1,036,111

Other long-term liabilities	$22,800
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. At September 30, 2022, the remaining contractual maturities of available-for-sale securities ranged from one to six months.
The total fair value of investments with unrealized losses at September 30, 2022 was $355.7 million. None of the available-for-sale securities held as of September 30, 2022 have been in an unrealized loss position for more than one year. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2022, because the change in market value of those securities has resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. For marketable securities in an unrealized loss position, we assess our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered. The cost of securities sold is based on the specific identification method.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. The change in fair value related to stock payable liabilities recorded to other income, net was expense of $0.5 million and income of $3.4 million during the three months ended September 30, 2022 and 2021, respectively, and income of $15.7 million and $9.2 million during the nine months ended September 30, 2022 and 2021, respectively.

8. Commitments and contingencies
Leases
The Company has entered into various non-cancellable operating lease agreements for office and laboratory space domestically and internationally. The Company's current leases have remaining terms ranging from approximately 1 to 13 years, some of which include options to extend the leases. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as they are not reasonably certain of being exercised. The security deposits for our operating leases are included in restricted cash in our condensed consolidated balance sheets.
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
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years and are typically secured by the underlying equipment. The portion of the future payments designated as principal repayment and related interest was classified as a finance lease obligation in our condensed consolidated balance sheets. Finance lease assets are recorded within other assets in our condensed consolidated balance sheets.
As part of the strategic realignment plan, we began cost reduction initiatives including lab and office space consolidation and a reduction in our international footprint. Under this plan, we decided to cease use of certain leased premises and actively began looking to sublease certain facilities, including the related leasehold improvements. We determined that the changes in the intended use of these locations represented an indicator of impairment and performed a test of recoverability. For operating leases where the carrying values of right-of-use assets were lower than the undiscounted cash flows expected through sublease, we impaired the right-of-use assets to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $0.1 million to $2.8 million and discount rates ranging from 5.00% to 8.50%. During the three and nine months ended September 30, 2022, we recognized an impairment charge of $4.4 million related to the right-of-use assets and $2.3 million for the related leasehold improvements, which are included in asset impairments in our condensed consolidated statement of operations.
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
Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes (defined below), was $6.0 million and $5.9 million for the three months ended September 30, 2022 and 2021, respectively, and $17.8 million and $17.7 million for the nine months ended September 30, 2022 and 2021, respectively.
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
The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Since issuance, these notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. The notes were not convertible during the nine months ended September 30, 2022 and there have been no significant conversions in the periods in which they were convertible.
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

	September 30, 2022	December 31, 2021
Outstanding principal	$1,499,996	$1,499,996
Unamortized debt discount and issuance costs	(30,888)	(35,858)
Net carrying amount, liability component	$1,469,108	$1,464,138
As of September 30, 2022, the fair value of the 2024 Notes and 2028 Notes was $274.8 million and $556.3 million, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. We recognized $7.7 million of interest expense related to our convertible senior notes during both the three months ended September 30, 2022 and 2021, and $23.1 million and $17.2 million of interest expense related to our convertible senior notes during the nine months ended September 30, 2022 and 2021, respectively. Of the interest expense recognized, $1.7 million and $1.6 million during the three months ended September 30, 2022 and 2021, respectively, and $5.0 million and $3.6 million during the nine months ended September 30, 2022 and 2021, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At September 30, 2022, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $49.4 million.
Guarantees and indemnification
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance.

This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at September 30, 2022 or December 31, 2021.
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
We were not a party to any material legal proceedings at September 30, 2022, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using Anchored Multiplex PCR ("AMP") chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its second amended complaint (“Second Amended Complaint”) on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its third amended complaint (“Third Amended Complaint”) to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its answer and counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery concluded in December 2021. On January 21, 2022, Natera, ArcherDX and Invitae moved for summary judgment, wherein Natera seeks a determination on certain legal and equitable defenses and ArcherDX and Invitae seek a determination of non-infringement and invalidity of the asserted patents. A hearing on the parties' pending motions for summary judgement is scheduled for January 24, 2023, and trial is set for May 8, 2023.

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
QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. On March 1, 2021, each of ArcherDX and QIAGEN moved for summary judgment on issues relating to infringement and validity of ArcherDX's patents, breach of fiduciary duty and trade secret misappropriation. On June 18, 2021, ArcherDX informed the court that it would not assert the following claims to streamline the issues for trial: trade secret misappropriation, false advertising, deceptive trade practices, and tortious interference. The court denied QIAGEN's motion for summary judgment on trade secret misappropriation as moot on June 21, 2021, denied QIAGEN's motion for summary judgment on breach of fiduciary duty on July 26, 2021, and granted QIAGEN's motion for summary judgment of no literal infringement of the '810 Patent on August 21, 2021. Trial proceeded on August 23 through August 27, 2021, resulting in a unanimous jury verdict, which found that: (i) all asserted claims of the '810 and '597 Patents are valid, (ii) QIAGEN willfully infringed the asserted claims of the '810 patent (under the doctrine of equivalents) and the '597 patent (literal infringement), and (iii) ArcherDX and MGH are entitled to recover approximately $4.7 million in damages. On September 30, 2022, the court issued an order denying QIAGEN's post-trial motion for a new trial or altered verdict, granting ArcherDX's post-trial motion for ongoing royalty at a rate of 7% along with supplemental damages and interest, and denying ArcherDX's motion for an injunction with leave to renew after an evidentiary hearing. No date has been set for the hearing on ArcherDX's request for an injunction.

9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible preferred stock:
Shares outstanding, beginning of period	—	125	—	125
Conversion into common stock	—	(125)	—	(125)
Shares outstanding, end of period	—	—	—	—

Common stock:
Shares outstanding, beginning of period	234,767	203,018	228,116	185,886
Common stock issued in connection with public offering	2,429	—	2,429	8,932
Common stock issued on exercise of stock options, net	17	1,361	150	1,940
Common stock issued pursuant to vesting of RSUs	4,645	718	9,401	4,101
Common stock issued pursuant to exercises of warrants	—	—	—	208
Common stock issued pursuant to employee stock purchase plan	—	—	1,535	271
Common stock issued pursuant to acquisitions	972	21,005	1,199	24,764
Common stock issued upon conversion of preferred stock	—	125	—	125
Shares outstanding, end of period	242,830	226,227	242,830	226,227
Common Stock
As of September 30, 2022, we had 600 million shares of common stock authorized with a par value of $0.0001. The number of authorized shares increased from 400 million to 600 million during the nine months ended September 30, 2022.
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). During the year ended December 31, 2021, 124,913 shares of Series A convertible preferred stock were converted into 124,913 shares of common stock. As of September 30, 2022, there were no shares of Series A convertible preferred stock outstanding.
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
During the three and nine months ended September 30, 2022, we sold a total of 2.4 million shares of common stock under the 2021 Sales Agreement at an average price of $3.99 per share, for gross proceeds of $10.0 million and net proceeds of $9.7 million.
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
RSUs generally vest ratably in annual installments over a period of three years, commencing on the first anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. The vesting schedule for the 2022 grants approved in April 2022 provides that the awards vest ratably in quarterly installments over a period of two years, with certain awards that include a portion that vests immediately upon grant. We have also granted certain awards in connection with our management incentive plan that vest over a period of two years. In June 2019, we granted time-based RSUs in connection with the acquisition of Singular Bio, which vest in three equal installments over a period of 18 months and performance-based RSUs ("PRSUs") that vest based on the achievement of performance conditions. In December 2020, we granted RSUs in connection with an asset acquisition which vest in two equal installments in December 2021 and December 2022, subject to the employees' continued service with us.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share data and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2021	10,242	3,034	$11.98	5.5	$16,431
Additional shares reserved	9,125	—
Options granted	(1,121)	1,121	3.03
Options cancelled	290	(290)	14.80
Options exercised	—	(150)	4.21
RSUs and PRSUs granted	(11,452)	—
RSUs and PRSUs cancelled	4,160	—
Balances at September 30, 2022	11,244	3,715	$9.37	4.8	$43
Options exercisable at September 30, 2022		2,497	$11.21	2.5	$43
Options vested and expected to vest at September 30, 2022		3,532	$9.69	4.6	$43
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.

The following table summarizes RSU, including PRSU, activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2021	16,247	$26.21
RSUs granted	11,452	$5.63
RSUs vested	(9,401)	$21.86
RSUs cancelled	(4,160)	$16.92
Balance at September 30, 2022	14,138	$15.17
Stock-based compensation
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,203	$2,010	$5,702	$9,668
Research and development	24,301	12,104	94,661	58,441
Selling and marketing	2,625	2,457	10,498	12,797
General and administrative	7,477	8,875	28,646	50,876
Restructuring	24,807	—	24,807	—
Total stock-based compensation expense	$60,413	$25,446	$164,314	$131,782
Stock-based compensation expense included in restructuring expense was related to the accelerated vesting of RSUs held by certain employees whose employment was terminated as part of the strategic realignment. Pursuant to the terms and conditions of the Ciitizen transaction, employees were deemed vested in any unvested RSUs at the time of their termination. See Note 11, "Restructuring" for additional information.
11. Restructuring
On July 18, 2022, we began implementing a strategic realignment of our operations to reduce operating costs and drive future growth aligned with our core genetic testing and genome management platforms. The realignment plan includes a reduction in workforce, lab and office space consolidation, portfolio optimization, decrease in other operating expenses, as well as a reduced international footprint. Under this strategic realignment, we reduced our workforce by approximately 1,000 employees with a majority of these employees separating from the Company by September 30, 2022 and the remaining affected employees transitioning over varying periods of time up to 12 months. Employees who were impacted by the restructuring were eligible to receive severance benefits contingent upon an impacted employee’s execution (and non-revocation, where applicable) of a separation agreement, which included a general release of claims against us.
Employee severance and benefits are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. See Note 10, "Stock incentive plans" for additional information about the accelerated vesting of RSUs. Losses on asset disposals include losses on disposals of property and equipment, leasehold improvements, and other asset write-downs associated with exiting lines of business, consolidating lab and office space, and reducing our international footprint. See Note 5, "Goodwill and intangible assets" for additional information about the write-off of intangible assets and Note 6, "Balance sheet components" for additional information about losses on disposal of property and equipment. Other restructuring costs include the write-off of prepaid assets related to the exit of certain product offerings, legal and professional fees, and contract exit costs.
The Company recognized restructuring expenses of approximately $118.5 million during the three and nine months ended September 30, 2022. We expect to incur additional employee severance and benefits expenses up to $12 million, and additional other restructuring costs primarily related to third party costs up to $5 million. This reflects the best estimate of the Company, which may be revised in subsequent periods as the strategic realignment plan progresses.

The following table summarizes the expenses related to our strategic realignment recognized in restructuring expense in our condensed consolidated statement of operations (in thousands):

Three and Nine Months Ended September 30,
2022
Employee severance and benefits	$57,903
Losses on asset disposals	48,792
Other restructuring costs	11,819
Total restructuring	$118,514
The following table summarizes the changes in liabilities associated with our strategic realignment initiatives, including restructuring expenses incurred and cash payments as of September 30, 2022 (in thousands):

	Employee severance and benefits	Other restructuring costs	Total
Beginning balance	$—	$—	$—
Accruals	33,095	5,185	38,280
Payments	(26,440)	(2,642)	(29,082)
Balance at September 30, 2022	$6,655	$2,543	$9,198
The restructuring liabilities are included in accrued liabilities in the condensed consolidated balance sheets. We expect that substantially all of the remaining accrued restructuring liabilities will be paid in cash over the next 12 months. The charges recognized in the roll forward of our accrued restructuring liabilities do not include items charged directly to expense for losses on asset disposals, accelerated vesting of RSUs, and other periodic exit costs, as those items are not reflected in our restructuring liabilities in our condensed consolidated balance sheets.
12. Income taxes
During the three and nine ended September 30, 2022, we recorded an income tax benefit of $1.1 million and $39.6 million, respectively. The income tax benefit for the three months ended September 30, 2022 is primarily related to a $1.4 million release of federal and state valuation allowances as a result of various restructuring related asset write-downs and Internal Revenue Code Section 174 research and experimental expense capitalization’s impact on our deferred taxes. The income tax benefit for the nine months ended September 30, 2022 is primarily related to a $34.6 million release of federal and state valuation allowances as a result of the reclassification of ArcherDX's STRATAFIDE and PCM in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to support the realization of existing finite-lived deferred tax assets for which a valuation allowance had previously been established.
As of September 30, 2022, we maintained $49.1 million of unrecognized tax benefits, of which $4.3 million, if recognized, would affect the Company’s effective tax rate. The remainder has been recorded as a reduction to the Company’s deferred tax assets and, if recognized, would not have an impact on the effective tax rate due to existing valuation allowance against such deferred tax assets. It is possible that the Company’s unrecognized tax benefits could change within the next twelve months due to activities of tax authorities, including possible settlement of audits, should any arise, or through normal expiration of statutes of limitations.
The Company’s policy is to include penalties and interest expense related to income taxes as a component of tax expense. As of September 30, 2022, there were no accrued interest and penalties related to the unrecognized tax benefits.
Effective for tax years beginning on or after January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, companies are required to capitalize and amortize Internal Revenue Code Section 174 research and experimental expenses paid or incurred over five years for research and development performed in the United States and 15 years for research and development performed outside of the United States. As a result of the Internal Revenue Code Section 174 research and experimental expense capitalization, the Company recognized a deferred tax asset for the future tax benefit of the amortization deductions with offsetting increase in the valuation allowance on deferred tax assets.
The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance and others. At this time, none of the IRA tax provisions are expected to have a material impact to the Company's tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company's tax provision in future periods.
13. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(301,156)	$(198,176)	$(3,006,476)	$(173,882)
Shares used in computing net loss per share, basic and diluted	237,974	218,384	232,889	205,587
Net loss per share, basic and diluted	$(1.27)	$(0.91)	$(12.91)	$(0.85)
The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock subject to outstanding options	3,621	3,884	3,174	4,371
Shares of common stock subject to outstanding warrants	—	—	—	36
Shares of common stock subject to outstanding RSUs and PRSUs	18,660	8,769	18,587	7,730
Shares of common stock pursuant to ESPP	1,600	368	2,292	304
Shares of common stock underlying Series A convertible preferred stock	—	125	—	125
Shares of common stock subject to convertible senior notes conversion	38,403	38,403	38,403	38,403
Total shares of common stock equivalents	62,284	51,549	62,456	50,969
14. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$117,316	$100,957	$345,721	$293,868
United Kingdom	3,004	263	7,872	3,598
Canada	2,099	1,942	6,567	5,391
Germany	1,544	1,707	5,338	6,216
Rest of world	9,573	9,526	28,351	25,255
Total revenue	$133,536	$114,395	$393,849	$334,328

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
•the implementation of our business model and the success of our strategic realignment efforts;
•the expected costs and benefits of our strategic realignment, and our ability to achieve positive operating cash flow;
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
•our ability to obtain funding for our operations and to service and repay our debt;
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
•the impact of macroeconomic conditions, including inflation and recession, on our business; and
•the impact of tax laws on our business.
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
•Our strategic realignment and the associated headcount reduction have and are expected to significantly change our business, result in significant expense, may not result in anticipated savings, and will disrupt our business.
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
•We face risks related to health epidemics, including the ongoing COVID-19 pandemic, and macroeconomic conditions, which could have a material adverse effect on our business and results of operations.
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

Affordable prices
Focus on content
Lower costs
Improve customer experience
Growth
Attract Partners
Increase Volume

•Refocusing our content offering.  We continue to prioritize our core genome sequencing platform and streamline our product portfolio to focus on core testing opportunities among hereditary cancer, precision oncology, women's health, rare disease and pharmacogenomics, ultimately leading to affordable and ongoing access to the molecular information that enables personalized medicine. Sharpening our focus on our content offering is a core and central contribution to an improved user experience and the potential for better health outcomes.
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
Business overview
We are focused on making comprehensive, high-quality genetic information more accessible and instrumental to the healthcare ecosystem and stakeholders, including patients, providers and physicians, payers, pharmaceutical partners and more. Our comprehensive and convenient physical and digital platform of risk assessment and the resulting data that is actionable and guided is designed to power healthcare decisions across our stakeholders, importantly providing patients a lifetime partner in Invitae to best guide and manage their personal and familial health decisions. We offer genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women’s health, rare diseases and pharmacogenomics. Medical genetics is central to health outcomes and we are bringing it to the mainstream by lowering the costs and removing barriers to adoption, which is driven by our user-friendly and comprehensive Invitae Digital Health Platform. Ultimately, the utility of the accumulated data will compound, enabling improved individual and population health and advancing the benefits of molecular medicine around the globe.
For the years ended December 31, 2021, 2020 and 2019, our revenue was $460.4 million, $279.6 million, and $216.8 million, respectively, and we incurred net losses of $379.0 million, $602.2 million, and $242.0 million, respectively. For the nine months ended September 30, 2022 and 2021, our revenue was $393.8 million and $334.3 million, respectively, and we recognized net losses of $3.0 billion and $173.9 million, respectively. At September 30, 2022, our accumulated deficit was $4.7 billion.
In 2021, 2020 and 2019, we generated 1,169,000, 659,000 and 469,000 billable units, respectively. In the nine months ended September 30, 2022, we generated 990,000 billable units compared to 842,000 billable units in the same period in 2021. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped. We refer to the set of reagents needed to perform a next generation sequencing ("NGS") test as a "reaction." Approximately 55% of the billable volume generated in the first nine months of 2022 were billable to patients, biopharmaceutical partners and other business-to-business customers (e.g., hospitals, clinics, medical centers), and the remainder were billable to government and private insurance payers. Many of the gene tests on our assays are reimbursable by health insurance companies. However, when we do not have reimbursement policies or contracts with private insurers, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
We believe that the keys to long-term profitable growth will be to align our cost structure with our streamlined product portfolio and implement operational discipline, increase billable volume, achieve broad reimbursement coverage for our tests from third-party payers and increase the amount we receive from other types of payers, advance digital health solutions and data services, provide affordable pricing for genetic analysis and interpretation, reduce the costs associated with performing our genetic tests, optimize the amount of genetic content we offer and is used by providers across the range of healthcare platforms, consistently improve the client experience, drive physician and patient utilization of our platform for ordering and delivery of results, and increase the number of strategic partners working with us to add value for our clients. We also believe that providing a unique genetic testing platform that is agnostic to stage of life or disease category will deliver unique benefits to customers, payers and other institutions that are seeking to make genetic information a standard element of healthcare decisions in the future. The accumulation of genetic and patient information will ultimately enable the healthcare ecosystem and stakeholders, including patients, providers and physicians, payers, pharmaceutical partners and more to achieve improved outcomes.
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs in order to accelerate our path to positive operating cash flow. We are in the process of implementing initiatives to eliminate non-core operations while realigning and sharpening our focus on the portfolio of businesses that we believe can generate sustainable margins and deliver returns to fuel future investment. In the testing business, we are shifting operational and commercial efforts to accelerate positive cash flow by maintaining robust support of the higher-margin, higher-growth testing opportunities among hereditary cancer, precision oncology, women's health, rare disease and pharmacogenomics. We also plan to continue our expansion and integration of key digital health-based technologies and services in order to create a differentiated model in genetic health. Longer-term, we remain committed to our genomic management business. We believe that we hold significant growth potential and intend to continue to prioritize the tools, partnerships and applications that support the development of genome management as the catalyst for the future of healthcare.
The realignment plan includes a reduction in workforce of approximately 1,000 positions, lab and office space consolidation, portfolio optimization, decrease in other operating expenses, as well as a reduced international footprint. Our strategic realignment is anticipated to result in approximately $326 million in annualized cash savings, which is expected to be fully realized by 2023. We currently expect that the realignment plan will be completed within the next 12 months and estimate we will incur costs up to $170 million for associated employee severance and benefits, losses on asset disposals, and other restructuring costs related to the realignment plan. This reflects the best estimate of the Company, which may be revised in subsequent periods as the strategic realignment plan progresses.
Concurrently, we also announced that Kenneth D. Knight, formerly our Chief Operating Officer since 2020, was appointed as our Chief Executive Officer, replacing Dr. Sean E. George. Dr. George, who co-founded our company and served as our Chief Executive Officer since 2017, will support our company through a transition period as a consultant and continue to serve as a member of the board of directors until December 31, 2022. Additionally, Randy Scott, Ph.D., Invitae's co-founder, former CEO from 2012 to 2017, and former executive chairman from 2017 to 2019, returned to the Company as chairman of the board.
We expect to incur operating losses for the near term as we implement the strategic realignment of our operations. If we are unable to achieve these objectives and successfully manage our costs, we may not be able to achieve positive operating cash flow in the near term or at all.
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
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law as a stimulus bill intended to bolster the economy, among other things, and provide assistance to qualifying businesses and individuals. The CARES Act included an infusion of funds into the healthcare system and in January 2021 we received $2.3 million as part of this initiative. This payment was recognized as other income, net in our condensed consolidated statement of operations in the period received.
Adverse macroeconomic conditions
Adverse macroeconomic developments, including inflation, slowing growth, rising interest rates, or recession, may adversely affect our business and financial condition. These developments have caused, and could in the future cause, disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and negatively affect business and consumer spending. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Management continues to evaluate the impact of macroeconomic events, including inflation, on our business and our future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful.
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
Number and size of research and commercial partnerships
Pharma development service revenue, which we recognize within other revenue in our condensed consolidated statements of operations, is generated primarily from services provided to biopharmaceutical companies and other partners and is related to companion diagnostic development, clinical research, and clinical trial services across the research, development and commercialization phases of collaborations. The result of these relationships may include the development of new targeted companion diagnostics, which underscore and expand the need for genetic testing and in some cases may lead to intellectual property and/or revenue sharing opportunities with third-party partners.
In addition to research partnerships, we also seek to grow the number of biopharmaceutical partners and other business-to-business customers for whom we provide testing technologies, analysis, supplies and expertise to institutions that provide independent testing services to customers in their respective regions.
Success obtaining and maintaining reimbursement
Our ability to increase volume and revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 331 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.
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
Ability to optimize our genetic content in meeting market needs and create new pathways to test
We intend to continue to reduce the average cost per test, optimize our test menus and content, and offer the tests at affordable prices in order to meet customer and patient needs. In addition, we have and intend to continue to identify new ways to connect our testing services and information to patients. These include direct patient outreach and ordering capacity, the use of automated assistants for physician customers to improve the ease of ordering and processing genetic tests and programs designed to reach underserved patient populations with genetic testing. We also continue to collaborate with strategic partners and identity new market and channel opportunities.
Realignment of our business and timing of expenses
As part of the strategic business realignment of our operations announced in July 2022, we initiated a comprehensive plan focused on supporting business lines and geographies that we believe can generate sustainable margins, provide the best return to fuel future investment and accelerate the company's path to positive cash flow. We believe the plan further helps ensure we remain at the forefront of innovation and advancements in genomics by allocating resources towards our core genetic testing and genome management platforms that have the potential to improve healthcare outcomes.
We have conducted an assessment of our product portfolio as well as the associated research and development and commercial spending. Our new plan shifts the focus to programs relevant to the core testing business to drive near-term cost of revenue reductions. We have also performed an extensive review of internal and external costs and how those expenses align with the new business structure. Additional savings are expected to be generated through the ongoing digitization of workflows, elimination of duplication and streamlined processes across the core platforms and rationalization of technology and external services.

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
Financial overview
Revenue
We primarily generate revenue from testing services and sales of distributed precision oncology products. Customers are typically billed upon delivery of test results or shipment of products. We also generate revenue from development agreements, access to data, data analytics and other related services provided for biopharmaceutical partners and other parties. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers, and grow our relationships with biopharmaceutical customers.
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

Operating expenses
Our operating expenses are classified into three categories related to our operational activities: research and development, selling and marketing, and general and administrative. For each category, the largest component is generally personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense. Operating expense categories also include asset impairments, change in fair value of contingent consideration, and restructuring, which are discussed further below.
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
Asset impairments
Asset impairments includes the impairment loss recognized on goodwill, the IPR&D indefinite-lived intangible asset initially recognized as part of the acquisition of Singular Bio and specific equipment that is no longer being utilized on this project and has no alternative future use. Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired. We compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. Asset impairments also includes the impairment of right-of-use assets and related leasehold improvements associated with our decision to cease use of certain facilities as part of our strategic realignment to consolidate lab and office space and reduce our international footprint.

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
With respect to the ArcherDX Final Milestone, the liability was reduced to nil as of June 30, 2021, with the offsetting change recorded as changes in fair value of contingent consideration in our condensed consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. In April 2022, an agreement was entered into with previous ArcherDX stockholders to extend the date of achievement of the ArcherDX Final Milestone to March 31, 2023. We currently do not believe that this milestone will be achieved within this timeframe. As such, no liability was recorded as of September 30, 2022.
Restructuring
Restructuring includes employee separation costs, losses on asset disposals and other costs. Employee separation costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. Employee separation costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits are probable and reasonably estimable. Losses on asset disposals include losses on disposals of property and equipment, leasehold improvements, and other asset write-downs associated with exiting lines of business, consolidating lab and office space, and reducing our international footprint. Other restructuring costs include the write-off of prepaid assets related to the exit of certain product offerings, legal and professional fees, and contract exit costs.
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
Based on this analysis, we recognized a goodwill impairment charge of $2.3 billion during the three months ended June 30, 2022, which was included in asset impairments in the condensed consolidated statements of operations. The goodwill was fully impaired as of June 30, 2022. We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio that is more likely than not that the asset is impaired. The Company identified conditions during the period ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we also recognized a non-cash, pre-tax impairment loss of $30.0 million during the three months ended June 30, 2022. The indefinite-lived intangible asset was fully impaired as of June 30, 2022. Additionally, we recognized an impairment loss of $4.8 million during the three months ended June 30, 2022 related to specific equipment that is also no longer being utilized on this project and has no alternative future use. The impairment is recorded in asset impairments in the condensed consolidated statements of operations. During the three months ended September 30, 2022, we did not record any further impairments of intangible assets.
Impairment assessment of long-lived assets
A recoverability test was performed for the long-lived assets, including definite-lived intangibles, using the undiscounted cash flows approach, which included significant unobservable inputs including management's forecasts of projected revenue associated with future cash flows and residual value. The cash flow estimates reflected the Company’s assumptions about its use of the long-lived assets and eventual disposition of the asset group. We determined that our long-lived assets held and used, including intangible assets that are subject to amortization, did not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and of other asset groups, because the assets are highly interrelated and interdependent. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The long-lived assets passed the recoverability test as of June 30, 2022. As a result of the strategic realignment, we evaluated the recoverability of the carrying amount of long-lived assets for impairment. We concluded that the fair value of long-lived assets was in excess of their carrying value at September 30, 2022 and no impairment was recorded except for operating lease impairments, which are discussed in the "Leases" section of Note 8 "Commitments and contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. We also recorded losses on disposal of assets pursuant to the strategic realignment, which are discussed in Note 11, "Restructuring" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Results of operations
Three Months Ended September 30, 2022 and 2021
The following sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended September 30,		Dollar Change	% Change
	2022	2021
Revenue:
Test revenue	$128,839	$111,676	$17,163	15%
Other revenue	4,697	2,719	1,978	73%
Total revenue	133,536	114,395	19,141	17%
Cost of revenue	116,956	87,741	29,215	33%
Research and development	87,177	97,511	(10,334)	(11)%
Selling and marketing	49,193	55,501	(6,308)	(11)%
General and administrative	44,939	86,820	(41,881)	(48)%
Asset impairments	6,708	—	6,708	100%
Change in fair value of contingent consideration	—	(19,866)	19,866	100%
Restructuring	118,514	—	118,514	100%
Total cost and operating expenses	423,487	307,707	115,780	38%
Loss from operations	(289,951)	(193,312)	(96,639)	(50)%
Other income, net	1,872	3,357	(1,485)	(44)%
Interest expense	(14,145)	(14,069)	(76)	(1)%
Net loss before taxes	(302,224)	(204,024)	(98,200)	(48)%
Income tax benefit	(1,068)	(5,848)	4,780	82%
Net loss	$(301,156)	$(198,176)	$(102,980)	(52)%
NM - Not Meaningful
Revenue
The increase in total revenue of $19.1 million for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase in billable volume due to growth in our business and higher average revenue per billable unit. Billable volume increased to approximately 324,000 in the three months ended September 30, 2022 compared to 296,000 in the same period of 2021, an increase of 9 percent. Average revenue per billable unit was $398 per unit in the three months ended September 30, 2022 compared to $377 per unit in the comparable prior period primarily due to changes in payer and product mix.
Cost of revenue
The increase in the cost of revenue of $29.2 million for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase in billable volume and a higher cost per billable unit. Cost per unit was $361 in the three months ended September 30, 2022 compared to $296 for the same period in 2021. The cost per unit increased primarily due to the write down of inventory and prepaid items of $16.4 million related to the exit of certain product offerings, and amortization of acquired intangible assets of $14.3 million. These increases were partially offset by a decrease in lab materials of $2.5 million.
Research and development
The decrease in research and development expense of $10.3 million for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decreases in outside labor of $6.2 million, lab-related expenses for supplies and materials of $6.1 million and other expenses of $1.3 million. These decreases were partially offset by higher depreciation and amortization of $3.3 million due to accelerated depreciation for lab equipment related to the exit of certain product offerings.
Selling and marketing
The decrease in selling and marketing expense of $6.3 million for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decrease in marketing costs of $4.9 million due to lower spending on brand initiatives, and a decrease in information technology costs and other corporate expenses of $1.4 million.
General and administrative
The decrease in general and administrative expense of $41.9 million for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decrease in acquisition-related stock-based compensation expense of $31.7 million, a decrease in legal fees of $6.1 million for litigation-related expenses included in the prior period, a decrease in professional and outside services of $4.8 million, and a decrease in personnel-related expenses of $4.0 million due to lower headcount as a result of the reduction in workforce. These decreases were offset by increases in other corporate expenses of $4.7 million.
Asset impairments
Under our strategic realignment plan, we decided to cease use of certain facilities and actively began looking to sublease the locations, including the related leasehold improvements. During the three months ended September 30, 2022, we recognized an impairment charge of $4.4 million related to right-of-use assets and $2.3 million for the related leasehold improvements.
Change in fair value of contingent consideration
The change in fair value of contingent consideration decreased $19.9 million for the three months ended September 30, 2022 compared to the same period in 2021. The prior year period includes fair value adjustments to reduce our contingent consideration liability primarily related to our acquisition of ArcherDX and the remaining development milestones resulting from a decrease in the value of our common stock and the removal of our contingent consideration liability relating to the outstanding milestone for FDA clearance or approval of a therapy selection IVD. The prior year adjustments to decrease our contingent consideration were due to our determination that this milestone will not be achieved in the timeframe prescribed in the acquisition agreement.
Restructuring
In July 2022, we began implementing a strategic realignment of our operations to reduce operating costs and drive future growth aligned with our core genetic testing and genome management platforms. The realignment plan includes a reduction in workforce, lab and office space consolidation, portfolio optimization, decrease in other operating expenses, as well as a reduced international footprint. Under this strategic realignment, we reduced our workforce by approximately 1,000 employees.
During the three months ended September 30, 2022, we incurred restructuring expenses of $118.5 million. Restructuring expense was comprised of $57.9 million in employee severance and benefits, $48.8 million in losses on asset disposals, and $11.8 million in other restructuring expenses. We did not have similar expenses for the three months ended September 30, 2021.
Other income, net
The decrease in other income, net of $1.5 million for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decrease in fair value adjustments of $3.9 million related to our stock payable liabilities. In September 2022, the amounts held back to satisfy indemnification obligations for an acquisition were partially released to the former stockholders. This was partially offset by an increase in interest income of $2.4 million associated with marketable securities investments in the current year.
Interest expense
The increase in interest expense of $0.1 million for the three months ended September 30, 2022 compared to the same period in 2021 was due to increased debt outstanding as compared to the prior year period.
Income tax benefit
The decrease in income tax benefit of $4.8 million for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $6.0 million reduction in the valuation allowance on our legacy deferred tax assets primarily as a result of net deferred tax liabilities of $6.9 million assumed in connection with an acquisition in September 2021. There was no similar income tax benefit in the current period for the three months ended September 30, 2022.
Nine Months Ended September 30, 2022 and 2021
The following sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Nine Months Ended September 30,		Dollar Change	% Change
	2022	2021
Revenue:
Test revenue	$381,518	$322,448	$59,070	18%
Other revenue	12,331	11,880	451	4%
Total revenue	393,849	334,328	59,521	18%
Cost of revenue	324,412	252,563	71,849	28%
Research and development	330,559	284,323	46,236	16%
Selling and marketing	172,086	163,705	8,381	5%
General and administrative	149,071	197,640	(48,569)	(25)%
Asset impairments	2,324,572	—	2,324,572	100%
Change in fair value of contingent consideration	(1,850)	(386,836)	384,986	100%
Restructuring	118,514	—	118,514	100%
Total cost and operating expenses	3,417,364	511,395	2,905,969	NM
Loss from operations	(3,023,515)	(177,067)	(2,846,448)	NM
Other income, net	19,637	9,846	9,791	99%
Interest expense	(42,149)	(35,869)	(6,280)	(18)%
Net loss before taxes	(3,046,027)	(203,090)	(2,842,937)	NM
Income tax benefit	(39,551)	(29,208)	(10,343)	(35)%
Net loss	$(3,006,476)	$(173,882)	$(2,832,594)	NM
NM - Not Meaningful
Revenue
The increase in total revenue of $59.5 million for the nine months ended September 30, 2022 compared to the same period in 2021 was due primarily to increased billable volume and slightly higher average revenue per billable unit. Billable volume increased to 990,000 in the nine months ended September 30, 2022 compared to 842,000 in the same period of 2021, an increase of 18 percent, due to growth in the business. Average revenue per billable unit increased to $385 per unit in the nine months ended September 30, 2022 compared to $383 per unit in the comparable prior period primarily due to changes in payer and product mix.

Cost of revenue
The increase in the cost of revenue of $71.8 million for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increased billable volume and higher cost per billable unit. Cost per billable unit was $328 in the nine months ended September 30, 2022 compared to $300 for the same period in 2021. The increase in cost per unit in the nine months ended September 30, 2022 was primarily attributable to an increase in amortization of acquired intangible assets of $39.0 million, an increase in write downs of inventory and prepaid items of $19.6 million related to the exit of certain product offerings, an increase in shipping costs of $6.5 million, higher sales and use taxes of $4.0 million due to an increase in inventory purchases, and an increase in other costs of $2.7 million, as well as changes in product mix.
Research and development
The increase in research and development expense of $46.2 million for the nine months ended September 30, 2022 compared to the same period in 2021 principally consisted of the following elements: personnel-related costs increased $57.6 million primarily driven by acquisition-related stock-based compensation expenses related to an acquisition in September 2021; professional fees increased $7.6 million due to higher contract labor; depreciation and amortization increased $3.3 million due to accelerated depreciation for lab equipment related to the exit of certain product offerings; and other expenses increased $1.3 million. These increases were partially offset by decreases in lab-related expenses of $23.6 million primarily due lower costs related to external development projects and lab supplies and services.
Selling and marketing
The increase in selling and marketing expense of $8.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 principally consisted of the following elements: personnel-related costs increased by $12.7 million; travel-related expenses increased $3.0 million resulting from more in-person travel due to reduced COVID-19 restrictions; and information technology costs increased $1.3 million due to higher spending on software licenses. These increases were offset by decreases in brand initiatives and advertising costs of $6.2 million and professional and other expenses of $2.4 million.
General and administrative
The decrease in general and administrative expense of $48.6 million for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to decreases in acquisition-related stock-based compensation expense of $35.5 million, personnel-related costs of $15.2 million due to lower stock-based compensation partially offset by higher employee-related costs, and a decrease in legal fees of $9.3 million for litigation-related expenses included in the prior period. These decreases were offset by increases in other corporate expenses of $5.6 million, facilities-related expenses of $4.3 million due to lease expenses and higher security and building support costs, and information technology costs increased $1.5 million due to higher spending on software licenses.
Asset impairments
Under our strategic realignment plan, we decided to cease use of certain facilities and actively began looking to sublease the locations, including the related leasehold improvements. During the three and nine months ended September 30, 2022, we recognized an impairment charge of $4.4 million related to right-of-use assets and $2.3 million for the related leasehold improvements.
We completed an interim impairment test for goodwill and the IPR&D indefinite-lived intangible asset as of June 30, 2022, and as a result recorded a non-cash impairment charge of $2.3 billion. Additionally, we recognized an impairment loss of $4.8 million related to specific equipment that is no longer being utilized on this project. See Critical accounting policies and estimates above and Note 5, “Goodwill and intangible assets” in Notes to the Condensed Consolidated Financial Statements in "Part 1, Item 1. Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for further information.
Change in fair value of contingent consideration
The change in fair value of contingent consideration represented income of $1.9 million and $386.8 million for the nine months ended September 30, 2022 and 2021, respectively. The prior year period includes fair value adjustments to reduce our contingent consideration liability primarily related to our acquisition of ArcherDX and the remaining development milestones resulting from a decrease in the value of our common stock and the removal of our contingent consideration liability relating to the outstanding milestone for FDA clearance or approval of a therapy selection IVD. The prior year adjustments to decrease our contingent consideration were due to our determination that this milestone will not be achieved in the timeframe prescribed in the acquisition agreement.
Restructuring
During the nine months ended September 30, 2022, we incurred restructuring expenses of $118.5 million. Restructuring expense was comprised of $57.9 million in employee severance and benefits, $48.8 million in losses on asset disposals, and $11.8 million in other restructuring expenses. We did not have similar expenses for the nine months ended September 30, 2021.
Other income, net
The increase in other income, net of $9.8 million for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increases in fair value adjustments of $6.5 million related to our stock payable liabilities due to the decrease in the price of our common stock as well as higher interest income associated with marketable securities investments in the current year.
Interest expense
The increase in interest expense of $6.3 million for the nine months ended September 30, 2022 compared to the same period in 2021 was due to increased debt outstanding as compared to the prior year period.
Income tax benefit
The increase in income tax benefit of $10.3 million for the nine months ended September 30, 2022 was primarily due to a $34.6 million release of federal and state valuation allowances as a result of the reclassification of ArcherDX's STRATAFIDE and PCM in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing finite-lived deferred tax assets for which a valuation allowance had previously been established. There was no similar income tax benefit in the prior year period. The income tax benefit of $29.2 million for the nine months ended September 30, 2021 was primarily due to a reduction in the valuation allowance on our legacy deferred tax assets as a result of net deferred tax liabilities assumed in connection with acquisitions in 2021.
Liquidity and capital resources
Liquidity and capital expenditures
We have generally incurred net losses since our inception. For the nine months ended September 30, 2022 and 2021, we had net losses of $3.0 billion and $173.9 million, respectively, and we expect to incur additional losses in the future. At September 30, 2022, we had an accumulated deficit of $4.7 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
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
At September 30, 2022 and December 31, 2021, we had $596.0 million and $1.1 billion, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary use of cash is to fund our operations. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the near future. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2022 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
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
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs in order to accelerate our path to positive operating cash flow. We are in the process of implementing initiatives to eliminate non-core operations while realigning and sharpening our focus on the portfolio of businesses that we believe can generate sustainable margins and deliver returns to fuel future investment. In the testing business, we are shifting operational and commercial efforts to accelerate positive cash flow by maintaining robust support of the higher-margin, higher-growth testing opportunities among hereditary cancer, precision oncology, women's health, rare disease and pharmacogenomics. The realignment plan also includes a shift in investments as we exit certain business lines and commercial geographies, portfolio optimization, reduction in workforce, lab and office space consolidation, decrease in other operating expenses including lower sales and marketing spending as we implement a more efficient go-to market strategy, and optimize and reassess external spending on professional services and technology. We anticipate the cost savings associated with the realignment plan will extend our cash runway. We expect to incur total restructuring expenses up to $170 million over the next 12 months. This reflects the best estimate of the Company, which may be revised in subsequent periods as the strategic realignment plan progresses.
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(410,934)	$(383,897)
Net cash used in investing activities	(296,694)	(374,583)
Net cash provided by financing activities	1,159	1,558,909
Net (decrease) increase in cash, cash equivalents and restricted cash	$(706,469)	$800,429

Cash flows from operating activities
For the nine months ended September 30, 2022, cash used in operating activities of $410.9 million principally resulted from our net loss of $3.0 billion, a $39.6 million income tax benefit, and non-cash charges for remeasurements of liabilities in connection with business combinations of $17.5 million. These were partially offset by non-cash charges of $2.3 billion for asset impairments, $164.3 million for stock-based compensation, $104.7 million for depreciation and amortization, $48.8 million related to losses on asset disposals, $11.7 million for amortization of debt discount and issuance costs related to our outstanding debt, $6.8 million of non-cash lease expense, and $5.0 million of post-combination share-based compensation expense. The net effect on cash for changes in net operating assets was a decrease of cash of $14.4 million.
For the nine months ended September 30, 2021, cash used in operating activities of $383.9 million principally resulted from our net loss of $173.9 million, non-cash charges of remeasurements of liabilities in connection with business combinations of $396.0 million, primarily relating to development milestones and a $29.2 million income tax benefit primarily generated from acquisitions. These were partially offset by non-cash charges of $131.8 million for stock-based compensation, $56.8 million for depreciation and amortization, $10.4 million for amortization of debt discount and issuance costs related to our outstanding debt and $7.9 million of post-combination expense primarily comprised of holdback cash consideration and the acceleration of unvested equity from acquisitions. The net effect on cash of changes in net operating assets was an increase of cash of $1.0 million.
Cash flows from investing activities
For the nine months ended September 30, 2022, cash used in investing activities of $296.7 million was primarily due to net purchases and maturities of marketable securities of $248.3 million and cash used for purchases of property and equipment of $48.4 million.
For the nine months ended September 30, 2021, cash used in investing activities of $374.6 million was due primarily to net cash used to acquire three companies of $239.8 million, net purchases of marketable securities of $97.9 million and cash used for purchases of property and equipment of $35.5 million.
Cash flows from financing activities
For the nine months ended September 30, 2022, cash provided by financing activities of $1.2 million primarily consisted of cash received from net proceeds from the sale of common stock of $9.7 million and issuances of common stock of $6.3 million. These were partially offset by cash to settle acquisition obligations of $10.6 million and finance lease principal payments of $4.2 million.
For the nine months ended September 30, 2021, cash provided by financing activities of $1.6 billion primarily consisted of net proceeds from the issuance of our 2028 Notes of $1.1 billion and the sale of common stock of $434.3 million as well as cash received from issuances of common stock of $15.8 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of September 30, 2022 (in thousands):

Contractual obligations:	Remainder of 2022	2023 and 2024	2025 and 2026	2027 and beyond	Total
Operating leases	$5,205	$52,450	$33,789	$114,993	$206,437
Finance leases	1,570	8,939	495	—	11,004
Convertible senior notes	—	349,996	—	1,150,000	1,499,996
2020 Term Loan	—	135,000	—	—	135,000
Purchase commitments	10,022	36,785	2,594	—	49,401
Total	$16,797	$583,170	$36,878	$1,264,993	$1,901,838
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $596.0 million at September 30, 2022, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At September 30, 2022, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive (loss) income and are realized if we sell the underlying securities prior to maturity.
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
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of September 30, 2022, the fair market value of the convertible senior notes due 2024 and due 2028 was $274.8 million and $556.3 million respectively. For additional information about the convertible senior notes, see Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of September 30, 2022, see Note 8, "Commitments and contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated to this item by reference.
ITEM 1A. Risk Factors
Risks related to our business and strategy
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the nine months ended September 30, 2022 and 2021, we had net losses of $3.0 billion and $173.9 million, respectively. For the years ended December 31, 2021, 2020 and 2019, our net losses were $379.0 million, $602.2 million and $242.0 million, respectively. At September 30, 2022, our accumulated deficit was $4.7 billion. We expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $330.6 million and $284.3 million for the nine months ended September 30, 2022 and 2021, respectively, and selling and marketing expenses of $172.1 million and $163.7 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred research and development expenses of $416.1 million, $240.6 million and $141.5 million in 2021, 2020 and 2019, respectively, and selling and marketing expenses of $225.9 million, $168.3 million and $122.2 million in 2021, 2020 and 2019, respectively. We have also experienced and may continue to experience decreases in test volume due to the impact of COVID-19. Additionally, since 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
We began operations in January 2010 and commercially launched our initial assay in late November 2013. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies in a similar stage of development, particularly companies in new and rapidly evolving markets such as ours. These risks include an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base; continue to implement and successfully execute our business and marketing strategy; successfully enter into other strategic collaborations or relationships; obtain access to capital on acceptable terms and effectively utilize that capital; identify, attract, hire, retain, motivate and successfully integrate employees; continue to expand, automate and upgrade our laboratory, technology and data systems; obtain, maintain and expand coverage and reimbursement by healthcare payers; obtain and maintain sufficient payment by partners, institutions and individuals; provide rapid test turnaround times with accurate results at low prices; provide superior customer service; and respond to competitive developments. We cannot assure you that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our strategic realignment and the associated headcount reduction have and are expected to significantly change our business, result in significant expense, may not result in anticipated savings, and will disrupt our business.
On July 18, 2022, we announced plans to strategically realign our operations and implement cost reduction programs to prioritize our core genome sequencing and genome management platforms. This plan involves a significant reduction in our workforce as well as other steps to streamline our operations, including exiting our distributed products business and significantly decreasing our global footprint outside of the United States to less than a dozen countries or territories. Management currently expects that the realignment plan will be completed within the next 12 month and estimates we will incur costs up to $170 million for associated employee severance and benefits, losses on asset disposals, and other restructuring costs including the write-off of prepaid assets related to the exit of certain product offerings, professional service fees and contract exit costs. Actual costs may be higher than we expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. For example, our divestiture activities may divert management’s attention from our core business operations, result in significant write-offs and other charges, and have an adverse effect on existing relationships with partners, customers, patients and third-party payers. We have also terminated early, changed the scope of, or may not be able to perform under certain contracts as a result of our realignment efforts, and we could incur significant liability if we do not successfully negotiate wind-down provisions or new terms. For example, we have informed certain contractual counterparties that we will not be able to perform under our companion diagnostic development agreements. Any of these or other events could adversely affect our financial condition and results of operations. In addition, we may not be able to retain qualified personnel, which may negatively affect our infrastructure and operations or result in a loss of employees and reduced productivity among remaining employees. For example, our turnaround times in returning test results increased recently. Further, the realignment may yield unintended consequences, such as attrition beyond our intended workforce reduction, reduced employee morale, loss of customers or partners, and other adverse effects on our business.
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
We face risks related to health epidemics, including the ongoing COVID-19 pandemic, and macroeconomic conditions, which could have a material adverse effect on our business and results of operations.
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
Specifically, difficult macroeconomic conditions, such as cost inflation, decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of COVID-19 or otherwise, as well as limited or significantly reduced points of access of our tests, could have a material adverse effect on the demand for our tests. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing our tests. Decreased demand for our tests, particularly in the United States, has negatively affected and could continue to negatively affect our overall financial performance.
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
To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, macroeconomic conditions, including the effects of inflation on customers and patients, could have a material adverse effect on our business, financial condition, and results of operations.
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
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit has and may in the future result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. These charges in the three months ended June 30, 2022 and any future charges have, and may in the future have a material adverse effect on our results of operations or financial condition.
During the three months ended June 30, 2022, as a result of a significant, sustained decline in our stock price and related market capitalization and lower than expected financial performance, we performed an impairment assessment of goodwill, IPR&D intangible assets, and long-lived assets, including definite-lived intangibles.
For our goodwill, we measured the fair value of the reporting unit utilizing the discounted cash flow method under the income approach. This approach relies on significant unobservable inputs including, but not limited to, management's forecasts of projected revenue associated with future cash flows, discount rates, and control premium. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $2.3 billion during the three months ended June 30, 2022, which was included in asset impairments in the condensed consolidated statements of operations.
We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio that it was more likely than not that the asset is impaired. We identified conditions during the three months ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $30.0 million during the three months ended June 30, 2022 related to the IPR&D intangible asset. Additionally, we recognized an impairment loss of $4.8 million during the three months ended June 30, 2022 related to specific equipment that is no longer being utilized on this project and has no alternative use. The impairment charges are recorded in asset impairments in the condensed consolidated statements of operations.

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
As of September 30, 2022, we have substantial deferred tax assets consisting of federal and state net operating losses and tax credit carryforwards. At December 31, 2021, our total gross deferred tax assets were $640.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
In addition to having laboratory licenses in New York, our clinical reference laboratories are approved on test-specific bases for the tests they run as LDTs by the New York State Department of Health, or NYDOH, for tests offered to patients in New York. Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. For example, in September 2022, the California Department of Public Health issued an emergency regulation which may prohibit us from offering certain NIPS services to California residents. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of samples necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.
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
We have adopted policies and procedures designed to comply with these laws and regulations. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance may also be subject to governmental review. The growth of our business and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In October 2021, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting that we produce certain documents regarding our sponsored testing programs. We are in the process of responding to the subpoena and are cooperating fully with the investigation. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of this investigation or any other requests or investigations that may arise in the future regarding these or other subject matters. Any action brought against us for violation of the above-referenced or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in Federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
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
ArcherDX’s AMP chemistry is the foundation of our PCM service. One of ArcherDX’s competitors, Natera, Inc., or Natera, has filed complaints against ArcherDX, Invitae and Genosity alleging that our products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe certain patents. A description of this ongoing litigation is provided in Note 8, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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
•effects of our strategic realignment and workforce reduction and our ability to achieve the intended benefits of these activities;
•costs associated with our strategic realignment;
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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The closing price of our common stock on the NYSE ranged from $2.46 to $27.36 between November 3, 2021 through November 4, 2022. Broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, as well as general economic, political and geopolitical, and market conditions such as recessions, wars such as the current conflict in Ukraine, elections, interest rate changes, or cost inflation, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2022, we had outstanding 242.8 million shares of our common stock, options to purchase 3.7 million shares of our common stock (of which 2.5 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 14.1 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employees' continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include 8.7 million shares of common stock that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions, shares that may be issuable in the future in connection with the convertible senior notes, or shares issuable pursuant to our May 2021 sales agreement with Cowen and Company, LLC under which we may offer and sell from time to time at our sole discretion shares of our common stock in an aggregate amount not to exceed $400 million. In addition, as of September 30, 2022, 3.3 million and 2.8 million shares of common stock are available for future issuance under our 2015 Stock Incentive Plan and Employee Stock Purchase Plan, respectively. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

ITEM 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herein

10.1#	Change of Control and Severance Agreement, dated July 18, 2022 by and between Invitae Corporation and Kenneth D. Knight				X

10.2#	Transition and Separation Agreement, dated as of July 17, 2022, by and between Invitae Corporation and Sean George				X

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).				X

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
Kenneth D. Knight
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Yafei (Roxi) Wen
Yafei (Roxi) Wen
Chief Financial Officer
Principal Financial Officer

Date: November 8, 2022