Form 10-K
period 2022-12-31
Invitae Corp
filed 2023-02-28
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2022, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $569.8 million, based on the closing price of the common stock as reported on The New York Stock Exchange for that date.
The number of shares of the registrant’s Common Stock outstanding as of February 24, 2023 was 246,235,501.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 Annual Meeting of Stockholders.

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
•the implementation of our business model and our success of our strategic realignment efforts;
•the expected costs and benefits of our strategic realignment, including anticipated annualized cash savings, and our ability to achieve positive operating cash flow;
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
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statements in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to update any forward-looking statements.
In this report, all references to “Invitae,” “we,” “us,” “our,” or “the Company” mean Invitae Corporation.
Invitae and the Invitae logo are trademarks of Invitae Corporation. We also refer to trademarks of other companies and organizations in this report.

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this Annual Report and, in particular, the following principal risks and all of the other specific factors described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K before deciding whether to invest in our company.
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
•We need to scale our infrastructure in advance of demand for our tests and other services, and our failure to generate sufficient demand for our tests and other services would have a negative impact on our business and our ability to attain profitability.
•The global macroeconomic environment could negatively impact our business, our financial position and our results of operations.
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
•If we are not able to continue to generate substantial demand for our tests, our commercial success will be negatively affected.
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
•If the U.S. Food and Drug Administration ("FDA") regulates the tests we currently offer as laboratory-developed tests ("LDTs") as medical devices, we could incur substantial costs and our business, financial condition and results of operations could be adversely affected.
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

PART I
ITEM 1.     Business
Overview
Invitae is in the business of delivering genetic testing services, digital health solutions and health data services that support a lifetime of patient care and improved outcomes. We offer genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women's health, rare diseases and pharmacogenomics. Invitae applies proprietary design, process automation, robotics and bioinformatics software solutions to expand the use and impact of genetic information and achieve efficiencies in sample processing and complex variant interpretation, allowing medical interpretation at scale. The result is a new and simplified process for obtaining and using affordable, high-quality genetic information to inform critical healthcare decisions. We also utilize digital health solutions to improve ease-of-use and to deliver actionable information about risk, prevention, treatment, and monitoring. As of December 31, 2022, we have served over 3.6 million patients, and over 2.2 million of those patients have made their information available for data sharing. We believe the depth of our genetic data, along with our approach to combine genetic testing information with third-party patient data, produce an enriched dataset that could lead to valuable insights and benefits to the lives of patients and their families and to the healthcare ecosystem, including providers, biopharma partners, patient advocacy groups and more. Our access and scale enables genomic information to speed the discovery and development of new personalized medical therapies — all while making clinical genetic testing and new solutions available to billions of people.
By pioneering new ways of sharing, understanding and applying genetic information, Invitae is transforming the field of genetics and the application of healthcare data from a series of one-time, one-dimensional queries to a lifelong clinical dialogue with our genes.
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
Our strategy for long-term, profitable growth centers on seven key drivers of our business, which we believe work in conjunction to create a flywheel effect extending our leadership position in the new market we are building:

Those key drivers include:
•Customer experience: We see customer experience for patients, providers, and partners as integral to our long-term growth strategy and as an under-utilized catalyst to move genetics into mainstream medicine. Our view is that providing great service and enabling "ease-of-use", such as efficient ordering, comprehensive choices, and reliable turnaround time, are especially important for physicians.
•Adoption: As we improve customer experience, we expect more physicians would be open and more willing to increase genetic information in their practice. This is particularly true in fostering adoption among non-genetic experts, who are often the first contact for patients in a health journey. This work will be in parallel with our efforts in producing research supporting guideline expansion and broader advocacy for the benefits of genetic testing.
•Attract partners: As we continue to gain adoption and expand our reach, our value proposition to potential partners should increase. These include patient advocacy groups, biopharma partners that utilize our data, testing, network, and services, as well as health systems that intend to implement comprehensive precision medicine.
•Insights and solutions:  In parallel with bringing new tools and products to the market, our unique capability to combine phenotypic and genotypic data, through both our genetic testing and third-party patient data, we believe produces a rich dataset that is highly attractive to biopharma partners, patient advocacy groups and more. Our services allow our partners to be more precise and move faster with their efforts, such as identifying and recruiting patients, enabling Investigational New Drug (IND) filings, structuring clinical trials, and eventually bringing new therapies to market.
•Lower cost and higher reimbursement:  As our network continues to scale, we expect to lower our costs and increase our margin, while continuing our pursuit of low prices to drive accessibility and affordability of genetic information. Our ability to sustainably lower our prices is also expected to be balanced by our success in improving reimbursements and cash collection. Through the generation of scientific evidence and proactive engagement with stakeholders, we intend to pursue better payment and additional coverage.
•Affordability and accessibility:  As we progress, we can continue to drive down prices, yielding more affordability and accessibility of our products for more patients.
•More patients served:  All of these efforts should compound upon each other, expanding our reach and increasing the value of each offering, ultimately serving more patients.
Ultimately, we anticipate more solutions to further improve customer experiences, which in turn feed more answers for patients, foster greater adoption, and bring on more partners to create a flywheel effect.
Business overview
We are focused on making comprehensive, high-quality medical genetic information more accessible and instrumental to the healthcare ecosystem and stakeholders, including patients, healthcare providers, payers, biopharma partners, patient advocacy groups and more. Medical genetics is central to health outcomes and we are working to bring it to the mainstream by enhancing the customer experience, lowering costs, removing barriers to adoption, and expanding insights and solutions. Ultimately, we expect the utility of the accumulated data will compound, enabling improved individual and population health and advancing the benefits of molecular medicine around the globe.
As we grow, we expect that our business will expand and evolve in three stages:
1)One patient, one test: We first launched in November 2013 with an offering of approximately 200 genes, growing the test menu over time to include more than 20,000 genes. In 2022, we processed billable volume of 1,290,000 units and generated revenue of $516.3 million compared to 1,169,000 units and $460.4 million 2021 billable volume and revenue, respectively.
2)One patient, multiple insights: We utilize digital health solutions to deliver actionable information about risk, prevention, treatment, and monitoring. With integration, connectivity, and refined go-to-market strategies, we are shifting to a scenario where each patient test provides many opportunities to deliver solutions — for them, for their families and for others in the ecosystem. Our comprehensive portfolio is expected to enable precision medicine, and provide multiple insights for patients as they engage with us across different stages in life and through different health needs. As of December 31,

2022, we have served over 3.6 million patients, and information from over 2.2 million of those patients is available for data sharing.
3)Many patients, many solutions: Each patient engagement generates data and insights. Aggregating these into solutions for key stakeholders including patients, providers, policymakers, biopharma partners, advocacy groups and others is where we expect the next phase of transformation will occur. We are focusing our efforts on partnering with these stakeholders to advance the development and utility of our platform. Our real-world data is patient-owned and controlled; and our goal is to enable and build a data and patient network through which individuals and partners can access, aggregate, and customize genetic information to further research and create better outcomes. We expect this to allow for the collective insights from many patients to provide multiple solutions for multiple use cases and customer types.
In addition to investing in informatics solutions and infrastructure to support our data and patient network development, we have been expanding our strategic partnerships, which as of December 31, 2022 numbered more than 100 leading biopharmaceutical companies supporting improved patient diagnosis, clinical trial recruitment and other research-related initiatives.
In addition, our biopharmaceutical industry partnerships are complemented by partnerships with leading health systems, executive health programs and leading research institutions, including The Christ Hospital Health Network, the Cleveland Clinic, the Geisinger Health System, the Mayo Clinic, Memorial Sloan Kettering Cancer Center, MedCan, and Stanford Health Care, among others.
Competition
Our competitors include companies that offer molecular genetic testing and consulting services, including specialty and reference laboratories that offer traditional single- and multi-gene tests and biopharmaceutical companies. Principal competitors include companies such as Ambry Genetics Corporation (“Ambry Genetics”), a subsidiary of Realm IDx, Inc. (“Realm IDx”); Athena Diagnostics, Inc. (“Athena Diagnostics”) and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated (“Quest Diagnostics”); Baylor-Miraca Genetics Laboratories LLC (“Baylor-Miraca Genetics Laboratories”); Caris Life Sciences, Inc. ("Caris Life Sciences"); Centogene AG; Color Health, Inc. (“Color Health”); Connective Tissue Gene Test LLC (“Connective Tissue Gene Test”), a subsidiary of Health Network Laboratories, L.P. (“Health Network Laboratories”); Cooper Surgical, Inc. (“Cooper Surgical”); Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; Exact Sciences Corporation (“Exact Sciences”); Foundation Medicine, Inc. ("Foundation Medicine"), a subsidiary of Roche Holding AG; Fulgent Genetics, Inc. (“Fulgent Genetics”); GeneDx Holdings Corp (“GeneDx Holdings”); Guardant Health, Inc. ("Guardant Health"); Integrated Genetics, Sequenom Inc. (“Sequenom”), Correlagen Diagnostics, Inc. (“Correlagen Diagnositcs”), and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings ("Labcorp"); Myriad Genetics, Inc. (“Myriad Genetics”); Natera, Inc. ("Natera"); NeoGenomics, Inc. (“NeoGenomics”); Perkin Elmer, Inc. (“Perkin Elmer”); and Tempus Labs, Inc. (“Tempus Labs”) as well as other commercial and academic laboratories.
In addition, there are a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness, including Illumina, Inc. ("Illumina") which is also one of our suppliers. In addition to the companies that currently offer traditional genetic testing services and research centers, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
We believe the principal competitive factors in our market are:
•comprehensive content;
•quality;
•reliability;
•accessibility of results;
•turnaround time of testing results;
•price and quality of tests;
•coverage and reimbursement arrangements with third-party payers;
•ease-of-use and convenience of testing;
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
Regulation
Reimbursement
Under the Protecting Access to Medicare Act of 2014 (as amended), or PAMA, and its implementing regulations, laboratories that realize at least $12,500 in Medicare Clinical Laboratory Fee Schedule, or CLFS, revenues during the six-month reporting period and that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule must report, beginning in 2017, and then in 2024 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. We do not have advanced diagnostic laboratory test status for our tests, and therefore believe we are required to report private payer rates for our tests on an every three-years basis starting next in 2024. Centers for Medicare & Medicaid Services, or CMS, uses the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume‑weighted median of the private payer payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.
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
Where applicable, reductions to payment rates resulting from the new methodology were limited to 10% per test per year in each of the years 2018 through 2020. Rates were held at 2020 levels during 2021 and 2022 and will continue to be held at such levels in 2023. Then, where applicable based upon median private payer rates reported in 2017 or 2024, payment rates may be reduced by up to 15% per test per year in each of 2024 through 2026 (with a second round of private payer rate reporting in 2024 to establish rates for 2025 through 2027).
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
CMS maintains a national coverage determination, or NCD, for next generation sequencing, or NGS, tests for somatic (acquired) and germline (inherited) cancer testing. For somatic cancer testing, the NCD establishes national Medicare coverage for FDA-approved or FDA-cleared NGS-based companion diagnostic assays that report results using report templates that specify treatment options when offered for their FDA-approved or FDA-cleared use(s), ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (recurrent, relapsed, refractory, metastatic, or advanced stage III or IV cancer) who have not have previously been tested with the same test using NGS for the same cancer genetic content, and have decided to seek further cancer treatment (e.g., therapeutic chemotherapy). The NCD also gives MACs the authority to establish local coverage for NGS-based somatic cancer assays that are not FDA-approved or FDA-cleared companion diagnostics when offered to patients meeting the above-referenced criteria. It appears that NGS-based somatic cancer tests provided for patients with cancer that do not meet the above-referenced criteria, e.g., patients with earlier stage cancers, are currently nationally non-covered under the NCD.
The NCD also establishes national Medicare coverage for FDA-approved or FDA-cleared NGS-based germline tests that report results using report templates that specify treatment options when ordered by the patient’s treating physician for patients with ovarian or breast cancer, a clinical indication for germline testing for hereditary breast or ovarian cancer, and a risk factor for germline breast or ovarian cancer, provided the patient has not previously been tested with the same germline test using NGS for the same germline genetic content. The NCD also gives MACs the authority to establish local coverage for NGS-based germline tests for ovarian or breast cancer that are not FDA-approved or FDA-cleared, as well as for NGS-based tests for any other cancer diagnosis (regardless of the test’s FDA regulatory status) when offered to patients meeting the above-referenced criteria for germline testing. Since we already have local coverage for our germline tests for ovarian and breast cancer, we believe that the NCD will not have a material impact on which of our tests will be reimbursable by CMS for Medicare patients.
Clinical Laboratory Improvement Amendments of 1988, or CLIA
Our clinical reference laboratories in California, North Carolina and New Jersey are required to hold certain federal certificates to conduct our business. Under CLIA, we are required to hold certificates applicable to the type of laboratory examinations we perform and to comply with standards covering personnel, facilities administration, inspections, quality control, quality assurance and proficiency testing.
We have current certifications under CLIA to perform testing at our laboratory locations in California, North Carolina, and New Jersey. To renew our CLIA certifications, we are subject to survey and inspection every two years to assess compliance with program standards. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.
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
State laboratory licensure requirements
We are required to maintain in-state licenses to conduct testing in California, New Jersey and Washington. California, New Jersey and Washington laws establish standards for day‑to‑day operations of our laboratories in those states. Such laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratories. If our clinical reference laboratories are out of compliance with applicable standards, the appropriate state agency may suspend, restrict or revoke our licenses to operate our clinical reference laboratories, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business. We maintain current licenses in good standing. However, we cannot provide assurance that state regulators will at all times in the future find us to be in compliance with all such laws.
Several states require the licensure of out‑of‑state laboratories that accept specimens from those states. Our California laboratory holds the required out‑of‑state laboratory licenses for Maryland, New York, Pennsylvania, and Rhode Island. Our Washington, North Carolina and New Jersey laboratories hold the required out-of-state laboratory licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.
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
Historically, the U.S. Food and Drug Administration, or FDA, has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or premarket approval, and post‑market controls). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. For example, in 2014, the FDA issued two draft guidance documents that set forth a proposed risk‑based regulatory framework that would apply varying levels of FDA oversight to LDTs. These documents have not been finalized to date.
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
Medical device regulatory framework
Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostics, or IVDs. The FDA regulates the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. Specifically, for the tests we may offer in the future that FDA regulates as a device, and if the FDA begins to actively regulate LDTs, then for those tests as well, each new or significantly modified test we seek to commercially distribute in the United States could require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval, or PMA, application, unless an exemption applies. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.
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
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to determine whether the proposed change requires a new submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by an internal letter-to-file in which the manufacturer documents its reasoning for why a change does not require premarket submission to the FDA. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters-to-file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing 510(k)-cleared device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite application(s).
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
If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval order, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval order authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facility is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data are submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.
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
The investigational device process
In the United States, absent certain exceptions, human clinical trials intended to support the safety and effectiveness of a medical device to obtain FDA clearance or approval require an investigational device exemption, or IDE, application. Investigations that meet certain requirements – i.e., involve tests that are labeled investigational use only (IUO), are noninvasive, do not require an invasive sampling procedure that presents significant risk, do not by design or intention introduce energy into a subject, and are not used as a diagnostic procedure without confirmation of the diagnosis by another, medically established product or procedure — are exempt from the IDE requirement. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE — without affirmative submission of an IDE application to the FDA — once certain requirements are addressed and Institutional Review Board, or IRB, approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials.
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

The HIPAA privacy regulations establish requirements and restrictions for the use and disclosure of PHI by covered entities as well as business associates, which are persons or entities that perform certain functions for or on behalf of a covered entity that involve the creation, receipt, maintenance, or transmittal of PHI. Business associates are defined to include a subcontractor to whom a business associate delegates a function, activity, or service, other than in the capacity of the business associate’s workforce. As a general rule, a covered entity or business associate may not use or disclose PHI except as permitted or required under the privacy regulations. The privacy regulations also grant certain rights to individuals with respect to their PHI, including the right to access and amend certain records containing their PHI, request restrictions on the use or disclosure of their PHI, and request an accounting of disclosures of their PHI.
Covered entities and business associates also must comply with the HIPAA security regulations, which establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. The HIPAA security regulations include requirements for implementing workforce training, implementing policies, and conducting an accurate and thorough assessment of the potential risks and vulnerabilities to the confidentiality, integrity, and availability of electronic PHI maintained by the covered entity or business associate.
In addition, covered entities and business associates must comply with certain breach notification requirements. In the event of a breach of unsecured PHI, a covered entity must notify any affected individual, the Secretary of the U.S. Department of Health and Human Services and, under certain circumstances, the media. A business associate must notify the relevant covered entity of any breach of unsecured PHI.
Penalties for failure to comply with a requirement of HIPAA or HITECH vary significantly, and, depending on the knowledge and culpability of the HIPAA-regulated entity, may include civil monetary penalties of up to $1.9 million per calendar year for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. A covered entity or business associate may also be liable for civil money penalties for a violation that is based on an act or omission of any of its agents as determined according to the federal common law of agency, which may include a business associate or subcontractor business associates. Complying with HIPAA and HITECH requires significant resources, and we may be restricted in our ability to perform certain activities that involve the collection, use, or disclosure of PHI due to the limitations in the HIPAA privacy regulations. Additionally, to the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.
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
Federal and state consumer protection laws
The Federal Trade Commission, or FTC, is an independent U.S. law enforcement agency charged with protecting consumers and enhancing competition across broad sectors of the economy. The FTC has indicated that it will be considering new data privacy regulations, which, if adopted, could impact our operations if they impose substantial new obligations or restrictions with respect to our data collection and processing activities. The FTC’s primary legal authority with respect to data privacy and security comes from Section 5 of the FTC Act, which prohibits unfair or deceptive acts or practices in the marketplace. The FTC uses this broad authority to police data privacy and security, using its powers to investigate and bring lawsuits. Where appropriate, the FTC can seek a variety of remedies, such as but not limited to requiring the implementation of comprehensive privacy and security programs, biennial assessments by independent experts, monetary redress to consumers, and provision of robust notice and choice mechanisms to consumers. In addition to its enforcement mechanisms, the FTC uses a variety of tools to protect consumers’ privacy and personal information, including pursuing enforcement actions to stop violations of law, conducting studies and issuing reports, hosting public workshops, developing educational materials, and testifying before the U.S. Congress on issues that affect consumer privacy. The FTC has become more aggressive in its enforcement actions against not only companies, but individual executives as well. To the extent that individual executives become subject to an FTC consent decree, or that an executive subject to a consent decree joins our company, it could impact our operations.
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
In recent years, the FTC’s enforcement under Section 5 related to data security has included alleged violations of the “unfairness” prong. Many of these cases have alleged that companies were unfair to consumers because they failed to take reasonable and necessary measures to protect consumer data, and especially, data that the FTC considers sensitive, such as geolocation data. The FTC has not provided bright line rules defining what constitutes “reasonable and necessary measures” for implementing a cybersecurity program, but it has provided guidance, tips and advice for companies. The FTC has also published past complaints and consent orders, which it urges companies use as guidance to help avoid an FTC enforcement action, even if a data breach or loss occurs.
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
State Consumer Privacy Legislation
The California Consumer Privacy Act, or CCPA, is a comprehensive consumer privacy law that took effect on January 1, 2020 and was further amended as of January 1, 2023. The CCPA regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of natural persons who reside in California. Among other things, the CCPA confers to California residents the rights of data transparency, access, deletion, correction, and the ability to opt-out of or limit the use of their personal data for certain purposes. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure.
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
Several states have passed consumer privacy legislation that is substantially similar to the CCPA and will take effect in 2023. The Colorado Privacy Act will take effect on July 1, 2023; the Connecticut Personal Data Privacy Act will take effect on July 1, 2023; the Utah Consumer Privacy Act will take effect on December 31, 2023, and the Virginia Consumer Data Protection Act came into effect on January 1, 2023. Each of these state laws provides substantially the same rights to residents of each respective state as does the CCPA for California residents. Unlike the CCPA, however, each of these other state laws excludes information collected from employees or business-to-business contacts. Each of the laws also do not apply to PHI under HIPAA and also generally exempt HIPAA-regulated entities from their reach. The state laws are enforced by their respective state’s Attorney Generals, and none of them includes a private right of action.
Dozens of other states in the United States are currently considering similar consumer data privacy laws, which could impact our operations if enacted.

Privacy and data protection laws
There are a growing number of jurisdictions around the globe that have privacy and data protection laws that may apply to Invitae as it enters or expands its business in jurisdictions outside of the United States. These laws are typically triggered by a company’s establishment or physical location in the jurisdiction, data processing activities that take place in the jurisdiction, and/or the processing of personal information about individuals located in that jurisdiction. Certain international privacy and data protection laws, such as those in the European Union (EU), are more restrictive and proscriptive than those in the U.S., while other jurisdictions may have laws less restrictive or proscriptive than those in the U.S. Enforcement of these laws varies from jurisdiction to jurisdiction, with a variety of consequences, including civil or criminal penalties, litigation, private rights of action or damage to our reputation.
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
Canada
Canada has several federal, provincial and territorial privacy statutes that govern the protection of personal information. The Personal Information Protection and Electronic Documents Act 2000, or PIPEDA, applies to the collection, use, and disclosure of personal information in the course of commercial activities in Canada. Although PIPEDA is silent with respect to its extraterritorial application, the Federal Court of Canada has concluded that PIPEDA applies to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. PIPEDA and provincial data protection laws require specific notices regarding openness and transparency and require regulated organizations to obtain consent in order to process such information. Canadian individuals enjoy rights or access and to correct inaccuracies. Violations of Canadian data protection laws can result in significant fines. Canada is evaluating replacing or substantially amending PIPEDA so as to make it similar to the GDPR. Such changes to PIPEDA could impact our operations if enacted. Canada is considering a series of significant amendments to PIPEDA, the implementation of which would be to make PIPEDA more like GDPR. If the amendments to PIPEDA were to come into effect, they could have an impact on our operations in Canada.

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
Japan
Japan’s primary data protection law, the Act on the Protection of Personal Information was amended in 2020 to include GDPR-like requirements, including additional transparency requirements, data transfer obligations, enhanced data breach notification requirements, additional data subject rights and stronger penalties for violations, including significant fines. The amendment clarifies that its provisions, obligations and penalties apply to entities outside of Japan that supply goods or services in Japan and handle personal information from an individual in Japan. These amendments went into effect on April 1, 2022.
Information blocking prohibition
On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including developers of certified health information technology, health information networks / health information exchanges, and health care providers (including laboratories), from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking regulation effective date was April 5, 2021. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives, which the U.S. Department of Health and Human Services has yet to establish through required rulemaking. Developers of certified information technology and health information networks / health information exchanges, however, may be subject to civil monetary penalties of up to approximately $1 million (as adjusted for inflation) per violation. If the government were to conclude that we met the definition of a health information network or health information exchange, we could be potentially subject to such penalties. However, the U.S. Department of Health and Human Services Office of Inspector General has the authority to impose such penalties and on April 24, 2020 published a proposed rule to codify the civil monetary penalty authority in regulation, which the agency proposed would be effective 60 days after it issues a final rule, but in no event before November 2, 2020. The U.S. Department of Health and Human Services Office of Inspector General has not yet issued a final rule.
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
Another development affecting the healthcare industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by presenting or causing to be presented a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims

Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each false claim. For penalties assessed after May 9, 2022, whose associated violations occurred after November 2, 2015, the penalties range from $12,537 to 25,076 for each false claim. The minimum and maximum per claim penalty amounts are subject to annual increases for inflation.
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
The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits, among other things, payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs, to include private insurance (i.e., it is an “all payer” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. The law includes a limited number of exceptions, some of which closely align with corresponding federal Anti-Kickback Statute exceptions and safe harbors and others that materially differ.
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
The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, also imposed annual reporting requirements on entities including manufacturers of certain devices, medical supplies, drugs and biologics for certain payments and transfers of value that the manufacturer provides, directly or indirectly, to or on behalf of physicians, certain other providers including physician assistants and nurse practitioners, and teaching hospitals. The Physician Payments Sunshine Act also requires entities including applicable manufacturers to report certain ownership and investment interests held by physicians and their immediate family members in such manufacturers. In addition, certain states, such as Vermont and Massachusetts, have enacted laws that impose certain reporting requirements for payments and transfers of value provided to covered healthcare providers. These state laws are not preempted by the federal Physician Payments Sunshine Act to the extent the state law requires the reporting of information that is not required to be reported under the federal Physician Payments Sunshine Act. Finally, certain states such as Massachusetts, Nevada, and Vermont have enacted laws that limit or prohibit the provision of payments or other transfers of value to covered recipients, such as certain health care providers, hospitals, and health benefit plan administrators.
Physician referral prohibitions
A federal law directed at “self-referrals,” commonly known as the “Stark Law,” prohibits a physician from referring a patient to an entity for certain Medicare-covered designated health services, including laboratory services, if the physician, or an immediate family member, has a financial relationship with the entity, unless an exception applies. The Stark Law also prohibits an entity from billing for services furnished pursuant to a prohibited referral. A physician or entity that engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $185,009 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to civil monetary penalties of up to $27,750 per service, an assessment of up to three times the amount claimed and possible exclusion from participation in federal healthcare programs. Bills submitted in violation of the Stark Law may not be paid by Medicare, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that apply to services covered by other third-party payers. The Stark Law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral. This provision of the Stark Law has not been implemented by regulations, but some courts have held that the submission of claims to Medicaid that would be prohibited as self-referrals under the Stark Law for Medicare could implicate the False Claims Act.
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
We realize that our effectiveness in executing upon our environmental objectives first begins with understanding our environmental impact and carbon footprint. We engaged a third-party to complete an in-depth analysis of our 2020, 2021 and 2022 emissions, water and waste data. With this insight, we established a baseline from which to facilitate ongoing internal measuring, managing and reporting of these factors. We believe this foundation now better positions us to improve internal tracking systems, launch eco-friendly initiatives, normalize our metrics and establish science-based targets to reduce our environmental footprint over time.
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
Raw materials and suppliers
We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Agena Bioscience, Inc., Illumina, Integrated DNA Technologies Inc. (“IDT”), Roche Holdings Ltd., QIAGEN N.V. ("QIAGEN") and Twist Bioscience Corporation for certain laboratory reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We are in active litigation with affiliates of QIAGEN as described in Note 8, "Commitments and contingencies" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Our operations could be interrupted if we encounter delays or difficulties in securing these reagents and enzymes, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We believe that there are only a few other manufacturers that are currently capable of supplying and servicing the equipment necessary for our operations, including sequencers and various associated reagents and enzymes. The use of equipment or materials provided by these replacement suppliers would require us to alter our operations. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in operations, could affect the performance specifications of our laboratory operations or could require that we revalidate our tests. We cannot be certain that we will be able to secure alternative equipment, reagents and other materials, or bring such equipment, reagents and materials online and revalidate them without experiencing interruptions in our workflow. If we encounter delays or difficulties in securing, reconfiguring or revalidating equipment and materials, our business and reputation could be adversely affected.
Customer concentration and revenue trends
We receive payment for our products and services from patients, biopharmaceutical partners, third-party payers and other business-to-business customers. As of December 31, 2022, our revenue has been primarily derived from test reports generated from our assays. See information regarding our customer concentration in Note 2, “Summary of significant accounting policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report.
We have historically experienced higher revenue in our fourth quarter compared to other quarters in our fiscal year due in part to higher demand for our tests from patients who have met their annual insurance deductible. Revenue in the fourth quarter of fiscal year 2022 declined as we exited product offerings and geographies related to our strategic realignment. The continued impact of exiting product offerings and geographies coupled with changes in our product and payer mix might cause these historical trends to be different than future trends of revenue or financial performance.
Human capital resources
Our people
The strength of our team and the culture in which we work is essential to our ability to achieve our broader mission. We had approximately 1,700 employees as of December 31, 2022, of which approximately 61% were women and 39% men. Our management team as of December 31, 2022 was 29% women and 71% men.
Diversity, Equity and Inclusion, or DEI
Our DEI mission is to attract, engage, develop and retain talent from diverse backgrounds by fostering community, providing education and support, and advancing inclusive research and health equity globally. Our vision is to cultivate a place where we all belong. As of December 31, 2022, approximately 56% of our workforce was White, 21% Asian, 9% Hispanic, 5% Black or African American, 4% two or more races (not Hispanic or Latino) and 5% not self-identified based on our payroll system and individual self-identification. On our management team,

21% are people who identify as non-White. With the addition of a board member on January 26, 2023, our board of directors is now 50% racially diverse with 38% female representation and an average age of 58.
Our culture and mission
Our team is driven to make a difference for the patients. We aim to be a highly functioning and collaborative team, well equipped to attract, develop and retain diverse talent while driving culture, engagement, and change management in support of business objectives. Our People & Culture business partners are embedded within leadership teams to help support our talent strategy and team development throughout our organization. We provide employees with opportunities to grow and advance, supported by flexible work hours, flexible paid time off (non-accrual), the ability to work remotely for many roles, and the satisfaction of doing meaningful work.
Our total rewards philosophy
We offer a competitive total rewards package, which includes base compensation, incentive compensation, equity, healthcare coverage, 401(k) (with a partial match), an employee stock purchase plan, and a broad range of other benefits including family leave and parental leave for new parents. Our health vendor provides fertility and adoption benefits for our U.S. employees and most of our global employees. Additionally, we have an employer-sponsored genetic testing program, which provides employees and their covered dependents access to our genetic testing at no cost.
Health and safety
We are committed to maintaining and improving the health and safety of our employees. All employees are responsible for maintaining a safe workplace. We promote, train and ensure employees are following our protocols, rules, policies and practices and are reporting accidents, injuries and unsafe equipment, practices or conditions, in accordance with our Code of Business Conduct and Ethics and health and safety policies. In addition, we established an Enterprise Crisis Management Team that, along with the Employee Health and Safety Administrator, comprise the Steering Committee for pandemic response, which is responsible for ensuring our COVID-19 policies and practices meet all necessary standards and regulations. Our response has evolved as the situation has evolved. We monitor, update and align our corporate policies to meet state and federal occupational health and safety rules. We work to ensure employees follow guidance regarding COVID-19 protocols including testing, quarantine requirements, exposure control measures, contact tracing, and masking.
Information about our executive officers
The names of our executive officers and other corporate officers, and their ages as of February 28, 2023, are as follows:

Name	Age	Position
Executive officers
Kenneth D. Knight	62	Chief Executive Officer and Director
Yafei (Roxi) Wen	50	Chief Financial Officer
Thomas R. Brida	52	General Counsel, Chief Compliance Officer and Secretary
Robert L. Nussbaum, M.D.	73	Chief Medical Officer
Robert F. Werner	49	Chief Accounting Officer
Kenneth D. Knight has served as a director and our Chief Executive Officer since July 2022. Mr. Knight also served as our Chief Operating Officer from June 2020 to July 2022. Prior to joining Invitae, he most recently served as Vice President of transportation services at Amazon.com, Inc., a multinational and diversified technology company, from December 2019 to June 2020, and as Vice President of Amazon’s global delivery services, fulfillment operations and human resources from April 2016 to December 2019. Prior to his time at Amazon, from 2012 to March 2016, Mr. Knight served as general manager of material handling and underground business division at Caterpillar Inc., a manufacturer of machinery and equipment. Prior to that, Mr. Knight served in various capacities at General Motors Company, a vehicle manufacturer, for 27 years, including as executive director of global manufacturing engineering and as manufacturing general manager. Mr. Knight holds a B.S. in Electrical Engineering from the Georgia Institute of Technology and an M.B.A. from the Massachusetts Institute of Technology.
Yafei (Roxi) Wen has served as our Chief Financial officer since June 2021. Prior to joining Invitae, from February 2019 to June 2021, she served as the Chief Financial Officer at Mozilla Corporation, an open-source software company, overseeing finance and accounting, mergers and acquisitions, business development, data and analytics, information technology and engineering operations, workplace resources and sustainability. Prior to Mozilla, Roxi served as the Chief Financial Officer at Elo Touch Solutions, a touch screen systems and components company, from April 2014 to February 2019, and General Electric Critical Power, an electronics power technology company, from 2008 to 2013, following her experience driving capital market and business finance efforts at Medtronic, a leading medical technology company, from 2002 to 2008. Roxi is a CFA charterholder and has an M.B.A. from the University of Minnesota.
Thomas R. Brida has served as our General Counsel since January 2017, our Chief Compliance Officer since February 2019, and our Secretary since May 2019. Mr. Brida also served as our Deputy General Counsel from January 2016 to January 2017. Prior to joining Invitae, he was Associate General Counsel at Bio-Rad Laboratories, a life science research and clinical diagnostics manufacturer, from January 2004 to January 2016. He holds a B.A. from Stanford University and a J.D. from the U.C. Berkeley School of Law.
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
Robert F. Werner has served as our Chief Accounting and Principal Accounting Officer since May 2020. Prior to that, Mr. Werner served as our Corporate Controller from September 2017. Prior to joining Invitae, from February 2015 to September 2017, Mr. Werner served as Vice President of Finance and Corporate Controller of Proteus Digital Health, Inc., a digital medicine pharmaceuticals company. Prior to that, Mr. Werner served as Corporate Controller and Principal Accounting Officer of CardioDx, Inc., a molecular diagnostics company, from March 2012 to February 2015. Mr. Werner is a Certified Public Accountant in California and started his career at Ernst & Young LLP. Mr. Werner holds a B.S. in Accounting and a Master of Accountancy in Professional Accounting from Brigham Young University’s Marriott School of Management.
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
We have incurred substantial losses since our inception. For the years ended December 31, 2022, 2021 and 2020, our net losses were $3.1 billion, $379.0 million and $602.2 million, respectively. At December 31, 2022, our accumulated deficit was $4.8 billion. We expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $402.1 million, $416.1 million and $240.6 million and selling and marketing expenses of $218.9 million, $225.9 million and $168.3 million in 2022, 2021 and 2020, respectively. Since 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing programs to reduce operating costs and drive future growth aligned with our core genetic testing and data platform and patient network. This realignment involves a significant reduction in our workforce as well as other steps to streamline our operations, including exiting our distributed products business and significantly decreasing our global footprint outside of the United States to less than a dozen countries or territories. Management currently expects that the strategic realignment will be completed in 2023 and estimates that the total costs incurred may be up to $170 million for associated employee severance and benefits, losses on asset disposals, and other restructuring costs including the write-off of prepaid assets related to the exit of certain product offerings, professional service fees and contract exit costs. Actual costs may be higher than we expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. For example, our divestiture activities may divert management’s attention from our core business operations, result in significant write-offs and other charges, and have an adverse effect on existing relationships with partners, customers, patients and third-party payers. We have also terminated early, changed the scope of, or may not be able to perform under certain contracts as a result of our realignment efforts, and we could incur significant liability if we do not successfully negotiate wind-down provisions or new terms. For example, we have informed certain contractual counterparties that we will not be able to perform under our companion diagnostic development agreements. Any of these or other events could adversely affect our financial condition and results of operations. In addition, we may not be able to retain qualified personnel, which may negatively affect our infrastructure and operations or result in a loss of employees and reduced productivity among remaining employees. For example, our turnaround times in returning test results increased recently. Further, the realignment may yield unintended consequences, such as attrition beyond our intended workforce reduction, reduced employee morale, loss of customers or partners, and other adverse effects on our business.
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
Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we may need to continue to expand our sales force with qualified and experienced personnel. In July 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs that will ultimately reduce our workforce by approximately 1,000 employees. This reduction in workforce has and will continue to result in the loss of institutional knowledge and expertise and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the realignment has and may continue to yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If the value of our common stock declines significantly, and remains depressed, as it has in the recent past, or if we do not have enough shares authorized to grant equity awards to new and existing employees, we may not be able to recruit and retain qualified employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business and support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows and evolves, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.

We need to scale our infrastructure in advance of demand for our tests and other services, and our failure to generate sufficient demand for our tests and other services would have a negative impact on our business and our ability to attain profitability.
Our success depends in large part on our ability to extend our market position, to develop new services, to provide customers with high-quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity and information systems, expand our commercial operations, customer service, billing and systems processes and enhance our internal quality assurance program. We expect that much of this infrastructure growth will be in advance of demand for our tests and other services. Many of our current and future expense levels are fixed. Because the timing and amount of revenue from our services is difficult to forecast, when revenue does not meet our expectations, we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue. Even if we are able to successfully scale our infrastructure and operations, we cannot assure you that demand for our services will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.
The global macroeconomic environment could negatively impact our business, our financial position and our results of operations.
Adverse macroeconomic developments, including inflation, slowing growth, rising interest rates, or recession, may adversely affect our business and financial condition. These developments have caused, and could in the future cause, disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and negatively affect business and consumer spending. Adverse economic conditions have and may continue to increase the costs of operating our business, including vendor, supplier and workforce expenses, and may limit our access to capital or may significantly increase our cost of capital. Management continues to evaluate the impact of macroeconomic events, including inflation, on our business and our future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. A severe or prolonged economic downturn, such as the global financial crisis, could also reduce our ability to raise additional capital when needed on acceptable terms, if at all. Presently, we have customers who have been adversely affected by Russia's invasion of Ukraine, and we have experienced some disruption in our engineering productivity as we have sought to assist contractors in both Ukraine and Russia who have been dislocated or who have chosen to flee Russia. Likewise, the capital and credit markets have been and may continue to be adversely affected by the invasion, the possibility of a wider European or global conflict, and global sanctions imposed in response to the invasion. We cannot predict the future trajectory of these risks, including how the macroeconomic environment will evolve or how it will continue to impact us.
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
Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the COVID-19 pandemic. Global health concerns relating to COVID-19 have negatively affected the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty. As discussed in our prior and current Form 10-K and 10-Q filings, our operations have been and will continue to be impacted by the COVID-19 pandemic and its related economic challenges. Even after COVID-19 has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:
•dozens of relatively specialized competitors focused on genetics applied to healthcare, such as Ambry Genetics, a subsidiary of Realm IDx; Athena Diagnostics and Blueprint Genetics, subsidiaries of Quest Diagnostics; Baylor-Miraca Genetics Laboratories; Caris Life Sciences; Centogene AG; Color Health; Connective Tissue Gene Test, a subsidiary of Health Network Laboratories; Cooper Surgical; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; Exact Sciences; Foundation Medicine, a subsidiary of Roche Holding AG; Fulgent Genetics; GeneDx Holdings; Guardant Health; Integrated Genetics, Sequenom, Correlagen Diagnostics, and MNG Laboratories, subsidiaries of Labcorp; Myriad Genetics; Natera; NeoGenomics; Perkin Elmer; and Tempus Labs; as well as other commercial and academic laboratories;
•a few large, established general testing companies with large market share and significant channel power, such as Labcorp and Quest Diagnostics;
•a large number of clinical laboratories in an academic or healthcare provider setting that perform clinical genetic testing on behalf of their affiliated institutions and often sell and market more broadly; and
•a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness including Illumina, which is also one of our suppliers.

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
We also face competition as a result of our 2021 acquisition of Ciitizen Corporation ("Ciitizen"). Ciitizen competes with companies in the patient data platform business, including, among others, PicnicHealth, All Stripes Research Inc., Seqster PDM, Inc., Apple Inc. ("Apple"), and Flatiron Health, Inc.
We believe the principal competitive factors in our market are:
•breadth and depth of content;
•quality;
•reliability;
•accessibility of results;
•turnaround time of testing results;
•price and quality of tests;
•coverage and reimbursement arrangements with third-party payers;
•convenience of testing;
•brand recognition of test provider;
•additional value-added services and informatics tools;
•client service; and
•quality of website content.
Many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, higher margins on their tests, substantially greater financial, technological and research and development resources, selling and marketing capabilities, lobbying efforts, and more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their tests than we do, sell their tests at prices designed to win significant levels of market share, or obtain reimbursement from more third-party payers and at higher prices than we do. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-party payers are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of next generation sequencing for clinical diagnosis and preventative care increases. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. In the past, our competitors have been successful in recruiting our employees and may continue to recruit qualified employees from us. In addition, companies or governments that control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. Some of our competitors have obtained approval or clearance for certain of their tests from the FDA. If payers decide to reimburse only for tests that are FDA-approved or FDA-cleared, or if they are more likely to reimburse for such tests, we may not be able to compete effectively unless we obtain similar approval or clearance for our tests. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our tests, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.

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
In the ordinary course of our business, we collect and store sensitive data, including protected health information, or PHI, personally identifiable information, genetic information, credit card information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based systems. We also communicate PHI and other sensitive patient data through our various customer tools and platforms. In addition to storing and transmitting sensitive data that is subject to multiple legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions to our business and operations or exposure to security vulnerabilities. These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, viruses, security attacks, ransomware fraud, spikes in customer usage and denial of service issues. There continues to be a significant level of in ransomware and cyber security attacks related to the ongoing conflict between Russia and Ukraine, which could result in substantial harm to internal systems necessary for running our critical operations and revenue generating services.
The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take what we believe to be reasonable and appropriate measures, including a formal, dedicated enterprise security program, to protect sensitive information from various compromises (including unauthorized access, disclosure, or modification or lack of availability), our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. For example, we have been subject to phishing incidents in the past, and we may experience additional incidents in the future. Any such breach or interruption could compromise our networks, and the information stored therein could be accessed by unauthorized parties, altered, publicly disclosed, lost or stolen. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business.
In addition to data security risks, we face privacy risks. Should we actually violate, or be perceived to have violated, any privacy commitments we make to patients or consumers, we could be subject to a complaint from an affected individual or interested privacy regulator, such as the FTC, a state Attorney General, an EU Member State Data Protection Authority, or a data protection authority in another international jurisdiction. This risk is heightened given the sensitivity of the data we collect.

Any security compromise that causes an apparent privacy violation could also result in legal claims or proceedings and liability and penalties under federal, state, foreign, or multinational laws that regulate the privacy, security, or breach of personal information, such as but not limited to HIPAA, HITECH, the FTC Act, state UDAP data security and data breach notification laws, the GDPR and the UK Data Protection Act of 2018.
There has been unprecedented activity in the development of data protection regulation around the world. As a result, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. The GDPR took effect in May 2018. The GDPR applies to any entity established in the EU as well as extraterritorially to any entity outside the EU that offers goods or services to, or monitors the behavior of, individuals who are located in the EU. Among other requirements, the GDPR imposes strict rules on controllers and processors of personal data, including enhanced protections for “special categories” of personal data, which includes sensitive information such as health and genetic information of data subjects. Maximum penalties for violations of the GDPR are capped at 20.0 million euros or 4% of an organization’s annual global revenue, whichever is greater.
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, in June 2018, California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA, is a comprehensive consumer privacy law that took effect in January 2020 and was further amended as of January 1, 2023. The CCPA regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of natural persons who reside in California. The CCPA does not apply to personal information that is PHI under HIPAA. The CCPA also does not apply to a HIPAA-regulated entity to the extent that the entity maintains patient information in the same manner as PHI. In addition, de-identified data as defined under HIPAA is also exempt from the CCPA. Accordingly, we do not have CCPA compliance obligations with respect to most genetic testing and patient information we collect and process. However, we are required to comply with the CCPA insofar as we collect other categories of California consumers’ personal information.
Virginia, Connecticut, Colorado, and Utah have recently enacted similar privacy acts, and dozens of other states in the United States are currently considering similar consumer data privacy laws, which could impact our operations if enacted. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
If we are not able to continue to generate substantial demand for our tests, our commercial success will be negatively affected.
Our business model assumes that we will be able to generate significant test volume, and we may not succeed in continuing to drive adoption of our tests to achieve sufficient volumes. Inasmuch as detailed genetic data from broad-based testing panels such as our tests have only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. A lack of or delay in clinical acceptance of broad-

based panels such as our tests would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing can be expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors. Also, we may not be successful in increasing demand for our tests through our direct channel, in which we facilitate the ordering of our genetic tests by consumers through an online network of physicians.
If we are not able to generate demand for our tests at sufficient volume, or if it takes significantly more time to generate this demand than we anticipate, our business, prospects, financial condition and results of operations could be materially harmed.
We have devoted a portion of our resources to research and development activities related to our Personalized Cancer Monitoring ("PCM") service for cancer monitoring. The demand for this service is unproven, and we may not be successful in achieving market awareness and demand for these services through our sales and marketing operations.
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
We may not be able to market or sell our current tests and any future tests we may develop or acquire effectively enough to drive demand sufficient to support our planned growth. We currently sell our tests primarily through our internal sales force. Historically, our sales efforts have been focused primarily on hereditary cancer and more recently on reproductive health. Our efforts to sell our tests to clinicians and patients outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. In addition to the efforts of our sales force, future sales will depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We also may continue to spend on consumer advertising in connection with our direct channel to consumers, which could be costly. We have limited experience implementing these types of marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our planned growth, and our failure to do so could limit our revenue and potential profitability.
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
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit has and may in the future result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. These charges in the three months ended June 30, 2022 and any future charges related to intangible assets have, and may in the future have, a material adverse effect on our results of operations or financial condition.
During the three months ended June 30, 2022, as a result of a significant, sustained decline in our stock price and related market capitalization and lower than expected financial performance, we performed an impairment assessment of goodwill, in-process research and development ("IPR&D") intangible assets, and long-lived assets, including definite-lived intangibles.
For our goodwill, we measured the fair value of the reporting unit utilizing the discounted cash flow method under the income approach. This approach relies on significant unobservable inputs including, but not limited to, management's forecasts of projected revenue associated with future cash flows, discount rates, and control premium. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $2.3 billion during the three months ended June 30, 2022, which is included in goodwill and IPR&D impairment expense in the consolidated statements of operations.
We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio, Inc. ("Singular Bio") that it was more likely than not that the asset is impaired. We identified conditions during the three months ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $30.0 million during the three months ended June 30, 2022 related to the IPR&D intangible asset, which is included in goodwill and IPR&D impairment expense in the consolidated statements of operations.

We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments, materials and services, and we may not be able to find replacements or immediately transition to alternative suppliers.
We rely on a limited number of suppliers, or, in some cases, sole suppliers, including Illumina, IDT, QIAGEN, Roche Holdings Ltd. and Twist Bioscience Corporation for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as sequencers and other equipment and materials which we use in our laboratory operations. We do not have short- or long-term agreements with most of our suppliers, and our suppliers could cease supplying these materials and equipment at any time, or fail to provide us with sufficient quantities of materials or materials that meet our specifications. Our laboratory operations could be interrupted if we encounter delays or difficulties in securing these reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We rely on Illumina as the sole supplier of next generation sequencers and associated reagents and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations as well as our ability to conduct our tests, and it could take a substantial amount of time to integrate replacement equipment into our laboratory operations.
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
We perform all of our tests at our production facilities in San Francisco, California, in Iselin, New Jersey, and in Seattle, Washington. We also plan to open a new laboratory and production facility in Morrisville, North Carolina. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable or inaccessible due to natural or man-made disasters, including earthquakes, hurricanes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. If a natural disaster were to damage one of our facilities significantly or if other events were to cause our operations to fail or be significantly curtailed, we may be unable to provide our services, or develop new services. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. The inability to open the planned facility in North Carolina, delays in opening such facility or failure to obtain required permits, licenses, or certifications, could result in increased costs and prevent us from realizing the intended benefits of the new facility.
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
As part of our business strategy, we have pursued and expect to continue to evaluate acquisitions of complementary businesses or assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. Since 2017, we have acquired numerous companies.
With respect to our acquired businesses and any acquisitions we may make in the future, we may not be able to integrate these businesses successfully into our existing business, and we could assume unknown or contingent liabilities. Acquisitions by us have, and may in the future, result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, as we experienced in the past, the loss of customers, payers, partners, suppliers or key management following the completion of any acquisitions by us could harm our business. In addition, as part of our strategic realignment, we have and may continue to divest assets acquired in previous acquisitions at substantial discounts to the price we paid, or without realizing the benefits we intended at the time of the acquisition. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. We may also need to divert cash from other uses to fund these integration activities and these new businesses. Ultimately, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.
In connection with certain of our completed acquisitions, we have agreed to pay cash and/or stock consideration that is contingent upon the achievement of specified objectives, such as development objectives, regulatory submissions, regulatory approvals and revenue related to certain products. As of the date of the applicable acquisition, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating expense, which could have a material impact on our results of operations. In addition, in connection with our strategic realignment, we have recently divested or sublicensed certain product offerings, technologies and assets that we had acquired in prior years.
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
At December 31, 2022, we have substantial deferred tax assets consisting of federal and state net operating losses and tax credit carryforwards. At December 31, 2022, our total gross deferred tax assets were $795.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks related to our indebtedness
We have a large amount of debt, servicing our debt requires a significant amount of cash, we may not have sufficient cash flow from our business to service our debt, and we may need to refinance all or a significant portion of our debt.
In September 2019, we issued $350.0 million aggregate principal amount of our convertible senior notes due 2024 in a private placement, and in April 2021 we issued $1,150.0 million aggregate principal amount of our convertible senior notes due 2028 in a private placement.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. The conversion prices of our convertible notes are significantly higher than the prevailing market prices for our common stock, and our stock price would have to increase significantly in order for holdings to convert our notes prior to maturity. If we are unable to generate cash flow necessary to service or repay our debt at maturity, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time, and the terms of any such refinancing may be less favorable to us than the terms of our current indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or premarket approval, and post-market controls). See Part I, Item 1. under the heading "Regulation—Federal oversight of laboratory developed tests" for a description of applicable federal regulations, which is incorporated by reference herein.
If the FDA ultimately regulates certain LDTs, whether via individualized enforcement action, more generally as outlined in final guidance or final regulation, or as instructed by Congress, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition and results of operations.
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
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of health of, human beings. CLIA regulations establish specific requirements and standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests.
We are also required to maintain certain in-state and out-of-state laboratory licenses and approvals to conduct testing. For more information about our federal (CLIA) and state laboratory licenses and approvals, please see Part I, Item 1. under the headings "Regulation—Clinical Laboratory Improvement Amendments of 1988, or CLIA" and “Regulation—State laboratory licensure requirements,” which are incorporated by reference herein. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of samples necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.
In order to eventually market certain of our current or future products and services in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-

jurisdiction basis regarding quality, safety, performance and efficacy. In addition, clinical trials or clinical investigations conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory clearance, authorization or approval in one country does not guarantee regulatory clearance, authorization or approval in any other country. For example, the performance characteristics of certain of our products and services may need to be validated separately in specific ethnic and genetic populations. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods.
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
Our operations are subject to other extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:
•HIPAA and HITECH, which set forth comprehensive federal standards with respect to the privacy and security of protected health information, breach notification requirements, and requirements for the use of certain standardized electronic transactions;
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
•the federal Physician Payments Sunshine Act, which requires reporting of certain payments and other transfers of value made by applicable manufacturers, directly or indirectly, to or on behalf of various healthcare professionals (including doctors, physician assistants, and nurse practitioners) and teaching hospitals, and requires reporting of certain ownership and investment interests held by physicians and their immediate family members as well as similar state laws that require reporting of information in addition to what is required under the federal Physician Payments Sunshine Act;
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
We have adopted policies and procedures designed to comply with these laws and regulations. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance may also be subject to governmental review. The growth of our business and our operations outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In October 2021, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting that we produce certain documents regarding our sponsored testing programs. We have produced documents and information in response to the subpoena and are cooperating fully with the investigation. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of this investigation or any other requests or investigations that may arise in the future regarding these or other subject matters. Any action brought against us for violation of the above-referenced or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in Federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
Healthcare policy changes, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition, results of operations and cash flows.
In March 2010, the Affordable Care Act was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Policy changes or implementation of new health care legislation could result in significant changes to health care systems. In the United States, this could include potential modification or repeal of all or parts of the Affordable Care Act.
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, as amended, and its implementing regulations, clinical laboratories must report to CMS private payer rates beginning in 2017, and then in 2024 and every three years thereafter for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests and every year for advanced diagnostic laboratory tests.
We do not have "advanced diagnostic laboratory test" status for our tests, but in the event that we obtain designation for one or more of our tests as an advanced diagnostic laboratory test and the tests are determined by CMS to meet these criteria or new criteria developed by CMS, we would be required to report private payer data for those tests annually. Otherwise, we will be required to report private payer rates for our tests on an every three-years basis starting in 2023. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties.
See Part I, Item 1. under the heading "Regulation—Reimbursement" for a description of how public and private payers pay for our products and services, which is incorporated by reference herein. Changes in these payments and the methodologies used to determine payment amounts could have a significant impact on our financial condition, results of operations and cash flows.
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
Our AMP chemistry is the foundation of our PCM service. One of our competitors, Natera, Inc., or Natera, has filed complaints against ArcherDX, LLC ("ArcherDX"), Invitae and Genosity, Inc. ("Genosity") alleging that our products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe certain patents. A description of this ongoing litigation is provided in Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report.
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
Although we view current U.S. Supreme Court precedent to be aligned with our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts (such as patient genetic data) and an understanding of that fact’s implications (such as a patient’s risk of disease associated with certain genetic variations) should not be patentable, it is possible that subsequent determinations by the U.S. Supreme Court or other federal courts could limit, alter or potentially overrule current law. Moreover, from time to time the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could run contrary to, or otherwise be inconsistent with, our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts and an understanding of that fact’s implications should not be patentable, which could result in third parties newly claiming that our business practices infringe patents drawn from categories of patents which we currently view to be invalid as directed to unpatentable subject matter. For example, on August 2, 2022, Senator Thom Tillis (R-NC) introduced a bill entitled The Patent Eligibility Restoration Act of 2022 that would overrule current U.S. Supreme Court precedent concerning the scope of patentable subject matter. If the proposed bill were to be enacted into law, there could be an increase in third-party claims to patent rights over correlations between patient genetic data and its interpretation and such third parties may assert that our business practices infringe some of those resulting patent rights.
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
As an example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The closing price of our common stock on the NYSE ranged from $2.36 to $11.65 between February 1, 2022 through January 31, 2023. Broad market and industry factors, including the COVID-19 pandemic, as well as general economic, political and geopolitical, and market conditions such as recessions, wars such as the current conflict in Ukraine, elections, interest rate changes, or cost inflation, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, we had outstanding 245.6 million shares of our common stock, options to purchase 2.4 million shares of our common stock (of which 1.4 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 11.9 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employees' continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include 8.8 million shares of common stock that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions, shares that may be issuable in the future in connection with the convertible senior notes, or shares issuable pursuant to our May 2021 sales agreement with Cowen and Company, LLC under which we may offer and sell from time to time at our sole discretion shares of our common stock in an aggregate amount not to exceed $400 million. In addition, as of December 31, 2022, 5.5 million and 2.1 million shares of common stock are available for future issuance under our 2015 Stock Incentive Plan and Employee Stock Purchase Plan, respectively, and as of January 1, 2023, 9.8 million and 2.5 million additional shares of common stock became available for future issuance under our 2015 Stock Incentive Plan and our Employee Stock Purchase Plan, respectively. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Our headquarters and main production facility is located in San Francisco, California, where we currently lease and occupy approximately 103,000 square feet of laboratory and office space. The lease for this facility expires in October 2026 and we may renew the lease for an additional ten years.
Following our strategic realignment, in December 2022, we entered into an agreement to sublease 41,630 square feet of office space located in a multi-tenant building in Boulder, Colorado. This sublease agreement expires on January 31, 2025.
We also lease approximately 573,000 square feet of additional office and laboratory space domestically in California, Colorado, Massachusetts, New Jersey, New York, North Carolina, Texas and Washington, and internationally in Australia, Belgium, Israel and Japan. As part of our strategic realignment announced in July 2022, we began cost reduction initiatives including office and laboratory space consolidation and a reduction in our international footprint. Under this strategic realignment, we decided to cease use of certain leased premises and actively began looking to sublease certain facilities.
We believe that our facilities are adequate to meet the needs for our business in the near term.
ITEM 3.    Legal Proceedings
For a discussion of legal matters as of December 31, 2022, see Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report, which is incorporated into this item by reference.
ITEM 4.    Mine Safety Disclosure
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been publicly traded on the NYSE under the symbol “NVTA” since February 12, 2015. Prior to that time, there was no public market for our common stock.
As of February 24, 2023, there were 276 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Invitae Corporation
S&P 500
S&P 500 Healthcare

_______________________________________________________________
(*)The above graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2017 through December 31, 2022 for: (i) our common stock; (ii) the S&P 500 Index; and (iii) the S&P 500 Healthcare Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are not intended to be forecasts or indicative of future stockholder returns.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Invitae Corporation	$100.00	$121.81	$177.64	$460.46	$168.17	$20.48
S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
S&P 500 Healthcare Index	$100.00	$104.69	$124.25	$138.45	$171.90	$165.80

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
Business overview
We are focused on making comprehensive and high-quality, medical genetic testing information more accessible and instrumental to the healthcare ecosystem and stakeholders, including patients, healthcare providers, payers, biopharma partners, patient advocacy groups, and more. We offer genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women's health, rare diseases and pharmacogenomics. Medical genetics is central to health outcomes and we are working to bring it to the mainstream by enhancing the customer experience, lowering the costs, removing barriers to adoption, and expanding insights and solutions. Ultimately, we expect the utility of the accumulated data will compound, enabling improved individual and population health and advancing the benefits of molecular medicine around the globe.
Historically, a component of our strategy was to augment internal growth with complementary transactions. We did not complete any acquisitions in fiscal year 2022 but did have dispositions related to our strategic realignment. In 2021, we completed the acquisitions of Reference Genomics, Inc. d/b/a One Codex, or One Codex, Genosity, Medneon LLC, or Medneon, Ciitizen, and Stratify Genomics Inc., or Stratify. See Note 4, "Business combinations and dispositions" and Note 5, "Goodwill and intangible assets" in the Notes to Consolidated Financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on our recent acquisitions and dispositions.
For the years ended December 31, 2022, 2021 and 2020, our revenue was $516.3 million, $460.4 million and $279.6 million, respectively, and we incurred net losses of $3.1 billion, $379.0 million and $602.2 million, respectively. At December 31, 2022, our accumulated deficit was $4.8 billion.
In 2022, 2021 and 2020, we generated 1,290,000, 1,169,000 and 659,000 billable units, respectively. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped related to our precision oncology products. We refer to the set of reagents needed to perform a next generation sequencing ("NGS") test for our research use only ("RUO") product as a "reaction." As part of the strategic realignment, we discontinued the sale of and sublicensed to others our distributed precision oncology products, which includes our RUO kit and IVD product offerings. For the year ended December 31, 2022, approximately 53% of the billable volume generated were billable to patients and institutional customers (e.g., hospitals, clinics, medical centers, biopharmaceutical partners), and the remainder were billable to government and private insurance payers. Many of the gene tests on our assays are reimbursable by health insurance companies. However, when we do not have reimbursement policies or contracts with private insurers, or at times due to other situations, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with a third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
We believe that the keys to long-term profitable growth are:
•Consistently improve the client experience: efficient ordering; comprehensive choices; reliable turnaround time; easy-to use;
•Lower costs and higher reimbursement: align our cost structure with our streamlined product portfolio and implement operational discipline; reduce the costs associated with performing our genetic tests; achieve broad reimbursement coverage for our tests from third-party payers and increase the amount we receive from other types of payers; focus our efforts on testing categories that are more regularly reimbursed to avoid the process of appeals and slow or non-existing payment;
•Advance insights and solutions: optimize the amount of genetic content we offer and is used by providers across the range of healthcare platforms; deliver actionable insights through digital health solutions; develop our data services;
•Improve affordability and accessibility and serve more patients: provide affordable pricing for genetic analysis and interpretation; partner to reach underserved populations; expand call points;
•Drive adoption: increase physician and patient utilization of our platform for ordering and delivery of results; and

•Attract new partners: increasing the number of strategic partners working with us to add value for all our customer segments.
Strategic realignment
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs in order to accelerate our path to positive operating cash flow. We are in the process of realigning and sharpening our focus on the portfolio of businesses that we believe can generate margins and deliver returns to fuel future investment. In the testing business, we have shifted operational and commercial efforts to accelerate positive cash flow by maintaining robust support of the higher-margin, higher-growth testing opportunities among hereditary cancer, precision oncology, women's health, rare disease and pharmacogenomics. We also plan to continue our expansion and integration of key digital health-based technologies and services in order to create a differentiated model in genetic health. Longer-term, we remain committed to our data platform and patient network. We believe that we hold significant growth potential and intend to continue to prioritize the tools, partnerships and applications that support the development of this platform as the catalyst for the future of healthcare.
The strategic realignment included a reduction in workforce of approximately 1,000 positions, lab and office space consolidation, portfolio optimization, decrease in other operating expenses, as well as a reduced international footprint. Management currently expects the strategic realignment will be completed in 2023 and estimates that the total costs incurred may be up to $170 million for associated employee severance and benefits, asset impairments and losses on asset disposals, and other restructuring costs related to the realignment, which excludes the gain on sale of the RUO kit assets. This reflects the best estimate of management, which may be revised in subsequent periods as the strategic realignment progresses. With the major initiatives in our strategic realignment largely complete as of December 31, 2022, we anticipate annualized cash savings of approximately $326 million, which is expected to be fully realized by the end of fiscal year 2023. We may not realize, in full or in part, the anticipated annualized cash savings due to unforeseen difficulties or delays in implementing further decreases in other operating expenses.
We expect to continue to incur operating losses for the near term as we execute on the strategic realignment of our operations. If we are unable to achieve these objectives and successfully grow revenue and manage our costs, we may not be able to achieve positive operating cash flow in the near term or at all.
Russia and Ukraine Conflict
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the region and around the world. We have suspended operations in Russia, which has not and is not expected to have a material impact on our operating results. We serve customers globally across a broad geographic base. Neither Russia nor Ukraine has comprised or is expected to comprise a material portion of our total revenue, net loss, or net assets. We continue to closely monitor the ongoing conflict and related sanctions, which could impact our financial results in the future. Other impacts due to this evolving situation are currently unknown and could potentially subject our business to adverse consequences should the situation escalate beyond its current scope. For additional information about the conflict between Russia and Ukraine and its potential effect on our business and results of operations, see risk factors “—The global macroeconomic environment could negatively impact our business, our financial position and our results of operations” and “—Security breaches, privacy issues, loss of data and other incidents could compromise sensitive or personal information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation” under the heading “Risks related to our business and strategy” in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K.
Impact of COVID-19
While we expect COVID-19 may continue to impact our business, we have experienced limited disruption since 2020. We have reviewed and adjusted, when necessary, for the impact of COVID-19 on our estimates related to revenue recognition and expected credit losses.
In response to the pandemic, we have implemented measures to protect the health of all of our employees during this time with additional measures in place to better protect our on-site lab production and support teams. Our production facilities currently remain fully operational. Substantially all of the Company’s offices have re-opened in a hybrid working model, subject to operating restrictions which adhere to healthcare guidelines to protect public health and the health and safety of employees. We continue to monitor, update and align our corporate policies to meet state and federal occupational health and safety rules. While we have not experienced significant disruption in our supply chain, we have experienced supply delays as a result of the COVID-19 pandemic and have also had to obtain supplies from new suppliers.
As a result of government-imposed restrictions, many announced healthcare guidelines resulted in a shift of regular physician visits and healthcare delivery activities to remote/telehealth formats. This is particularly important for patients who, despite the fall-out from COVID-19, continued to be diagnosed with critical diseases, like cancer, and for women who are pregnant or are trying to conceive. We believe our investments in new access platforms and technologies position us well to provide a range of testing to clinicians and patients using a “clinical care from afar” model. An example is our rollout in April 2020 of our Gia telehealth platform, which expands access to remote interaction between patients and clinicians as well as direct ordering of genetic tests.
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
Adverse macroeconomic conditions
Adverse macroeconomic developments, including inflation, slowing growth, rising interest rates, or recession, may adversely affect our business and financial condition. These developments have caused, and could in the future cause, disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and negatively affect business and consumer spending. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses, and may limit our access to capital or may significantly increase our cost of capital. Management continues to evaluate the impact of macroeconomic events, including inflation, on our business and our future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful.
Factors affecting our performance
Number of billable units
Our test revenue is tied to the number of tests which we bill patients, third-party payers that pay on behalf of patients, and institutions (e.g., hospitals, clinics, medical centers, biopharmaceutical partners). We refer to the set of reagents needed to perform an NGS test for our RUO product as a "reaction," and we refer to billable events that include individual test reports released and individual reactions shipped as billable units. We typically bill for our services following delivery of the billable report derived from testing samples and interpreting the results. For units manufactured for use by customers in distributed facilities, we typically bill customers upon shipment of those units. Test orders are placed under signed requisitions or contractual agreements, as we often enter into contracts with insurance companies and institutions. We incur the expenses associated with a unit in the period in which the unit is processed regardless of when payment is received with respect to that unit. We believe the number of billable units in any period is an important indicator of the growth in our testing business, and with time, this will translate into the number of customers accessing our platform.
Number and size of research and commercial partnerships
Pharma development services revenue, which we recognize within other revenue in our consolidated statements of operations, is generated primarily from services provided to biopharmaceutical companies and other partners and is related to companion diagnostic development, clinical research, and clinical trial services across the research, development, and commercialization phases of collaborations. The result of these relationships may include the development of new targeted companion diagnostics, which underscore and expand the need for genetic testing and in some cases may lead to intellectual property and/or revenue sharing opportunities with third-party partners. As a result of the strategic realignment, we terminated early or changed the scope of certain collaborations as part of our pharma development services, and are in the process of supporting wind-down activities for certain companion diagnostic development agreements to conclude existing contracts.

Success obtaining and maintaining reimbursement
Our ability to increase volume and revenue will depend in part on our success in achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 332 million lives, including Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.
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
Ability to optimize our genetic content in meeting market needs and create new pathways to test
We intend to continue to reduce the average cost per test, optimize our test menus and content, and offer the tests at affordable prices in order to meet customer and patient needs. In addition, we have and intend to continue to identify new ways to connect our testing services and information to patients. These include direct patient outreach and ordering capacity, the use of automated assistants for physician customers to improve the ease of ordering and processing genetic tests and programs designed to reach underserved patient populations with genetic testing. We also continue to collaborate with strategic partners and identify new market and channel opportunities.
Realignment of our business and timing of expenses
As part of the strategic realignment of our operations announced in July 2022, we initiated a comprehensive plan focused on supporting business lines and geographies that we believe can generate sustainable margins, provide the best return to fuel future investment and accelerate the Company's path to positive cash flow. We believe the plan further helps ensure we remain at the forefront of innovation and advancements in genomics by allocating resources towards our core genetic testing and data and patient network platform that have the potential to improve healthcare outcomes.
We conducted an assessment of our product portfolio as well as the associated research and development and commercial spending. Our plan shifts the focus to programs relevant to the core testing business to drive profitable growth. We also performed an extensive review of internal and external costs and how those expenses align with the business structure. Additional savings are expected to be generated through the ongoing digitization of workflows, elimination of duplication and streamlined processes across the core platforms and rationalization of technology and external services.
As we refocus our operations on our core genomic testing platform, we also plan to continue to invest in our genetic testing and data business to drive long-term profitable growth. We deploy state-of-the-art technologies in our genetic testing services, and we intend to continue to scale our infrastructure, including our testing capacity and capabilities as well as our information systems. We also expect to incur software development costs as we seek to further digitize and automate our laboratory processes and our genetic interpretation and report sign-out procedures, scale our customer service capabilities to improve our clients' experience, and expand the functionality of our website. We will continue to incur costs related to marketing and branding as we expand our initiatives beyond our current customer base and focus on providing access to customers through our website. In addition, we will incur ongoing expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business.

How we recognize revenue
We generally recognize revenue on an accrual basis, which is when a customer obtains control of the promised goods or services, typically a test report, or upon shipment of our precision oncology products. Accrual amounts recognized are based on estimates of the consideration that we expect to receive, and such estimates are adjusted and subsequently recorded until fully settled. Changes to such estimates may increase or decrease revenue recognized in future periods. Revenue from our tests may not be equal to billed amounts due to a number of factors, including differences in reimbursement rates, the amounts of patient payments, the existence of secondary payers and claim denials. Some test orders are placed under signed requisitions or contractual agreements, and we often enter into contracts with insurance companies and institutions that include pricing provisions under which such tests are billed.
Pharma development service revenue is generated primarily from custom assay design services, sample processing activities and consultative inputs, which is separate from revenue generated by any related or unrelated product component. Subsequent to the strategic realignment, pharma development service revenue is generated from personalized cancer monitoring services and sample processing activities. Revenue is recognized as services are provided using the input method based on our assessment of performance completed to date toward completion of a contract.
Financial overview
Revenue
We primarily generate revenue from testing services and sales of distributed precision oncology products. Customers are typically billed upon delivery of test results or shipment of products. We also generate revenue from development agreements, access to data, data analytics and other related services provided for biopharmaceutical partners and other parties. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers and increase the amount we receive from other types of payers, improve payer collections, and grow our relationships with biopharma partners.
As a result of the strategic realignment, we exited certain product lines including our distributed precision oncology products and terminated early or changed the scope of certain collaborations as part of our pharma development services. We are in the process of supporting wind-down activities for certain companion diagnostic development agreements to conclude existing contracts.
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering our products and services and includes expenses for materials and supplies, personnel-related costs, freight, costs for lab services, genetic interpretation and clinical trial support, equipment and infrastructure expenses and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect cost of revenue to generally increase in line with an increase in billable volume. We also expect amortization of acquired intangible assets, which is not dependent on billed volume, to remain consistent with 2022 expenses. We anticipate our cost per unit for existing tests will generally decrease over time due to the efficiencies we expect to gain as volume increases, and from other cost reductions achieved through automation, supply chain and logistics initiatives, process standardization, and other cost reductions. These reductions in cost per unit will likely be offset by new offerings, which often have a higher costs per unit during the introductory phases before we are able to gain efficiencies. The cost per unit may fluctuate significantly from quarter to quarter.
Operating expenses
Our operating expenses are classified into three categories related to our operational activities: research and development, selling and marketing, and general and administrative. For each category, the largest component is generally personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense. Operating expense categories also include goodwill and IPR&D impairment, restructuring and other costs, gain on sale of RUO kit assets, and change in fair value of contingent consideration, which are discussed further below.
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
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to decrease as we streamline our product portfolio, shift investments, including the exit of certain business lines and commercial geographies, and reduce labor costs through a reduction in workforce. We expect to make investments to reduce costs and streamline our technology to provide patients access to testing aligned to scale with our long-term profitable growth targets.
During October 2020 through our acquisition of ArcherDX, we recognized $512.4 million of IPR&D technology for two assets representing a therapy selection IVD and PCM technologies, both using an income approach. During the year ended December 31, 2022, the IVD and PCM products were fully developed resulting in the reclassification of the related IPR&D intangibles to developed technology intangibles, which are finite-lived and amortizable.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, including commissions, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing expenses to decrease as a result of a reduction in workforce, targeted sales force expansion and lower marketing spending as we implement a more efficient sales and marketing approach to support our core genetic testing platform.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our co-development agreements; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to decrease as a result of our strategic realignment including a reduction in workforce, consolidation of underutilized facilities, digitization of workflows, elimination of duplication and streamlined processes, and rationalization of technology and external services spending.
Goodwill and IPR&D impairment
Goodwill and IPR&D impairment expenses include the impairment loss recognized on goodwill and the IPR&D indefinite-lived intangible asset initially recognized as part of the acquisition of Singular Bio. Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired. We compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Restructuring and other costs
Restructuring and other costs includes employee severance and benefits, assets impairments and losses on asset disposals and other costs. Employee separation costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. Employee separation costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Asset impairments and losses on asset disposals include operating lease impairments, losses on disposals of property and equipment and leasehold improvements associated with exiting lines of business, consolidating lab and office space, and reducing our international footprint. Other restructuring costs include the write-off of prepayments made to certain vendors for which we will no longer benefit from those goods or services, legal and professional fees, and contract exit costs.

Gain on sale of RUO kit assets
The gain on the sale of the RUO kit assets consists of the consideration received including up front consideration subject to a hold-back to satisfy indemnification obligations that may arise.
Change in fair value of contingent consideration
Changes in fair value of contingent consideration are adjustments to contingent consideration related to business combinations. We did not complete any acquisitions in fiscal year 2022, which has reduced our contingent liability balance as of December 31, 2022 and the associated change in fair value of contingent consideration for the year ended December 31, 2022. We expect future fair value changes to fluctuate from period to period due to fair value adjustments that are dependent on many factors, including no new acquisitions in 2022, the value of our common stock and our assessment of the probability of meeting certain acquisition-related milestones within the terms of the respective acquisition agreements, including certain prescribed deadlines for achievement.
With respect to the ArcherDX final milestone, the liability was reduced to zero as of as of June 30, 2021, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. In April 2022, an agreement was entered into with previous ArcherDX stockholders to extend the date of achievement of the ArcherDX final milestone to March 31, 2023. We currently do not believe that this milestone will be achieved within this timeframe. As such, no liability was recorded as of December 31, 2022 or 2021.
Other income (expense), net
Other income (expense), net, primarily consists of adjustments to the fair value of our acquisition-related liabilities and interest income. Acquisition-related liabilities include stock payable liabilities arising from business combinations, and we expect the adjustments to fluctuate from period to period primarily due to the volatility of our common stock. Other income (expense), net also includes income generated from our cash equivalents and marketable securities and amounts received under the CARES Act.
Interest expense
Interest expense is primarily attributable to interest incurred related to our debt financings and finance leases. See Note 8, “Commitments and contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.
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

Revenue recognition
We recognize revenue when or as control of the promised goods or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. All revenues are generated from contracts with customers. We utilize the following practical expedients and exemptions:
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
The majority of our test revenue is generated from genetic testing, in addition to somatic testing for therapy selection and personalized cancer monitoring. These testing services provide analysis and associated interpretation of the sequencing of parts of the genome. Test orders are placed under signed requisitions or contractual agreements, and we often enter into contracts with insurance companies and institutions that include pricing provisions under which such tests are billed. Billing terms are generally net 30 to 60 days.
While the transaction price of diagnostic tests is originally established either via contract or pursuant to our standard list price, we often provide price concessions for tests billed to insurance carriers, and therefore the transaction price for patient insurance-billed tests is considered to be variable and revenue is recognized based on an estimate of the consideration to which we will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. Making these estimates requires significant judgments based upon such factors as length of payer relationship, historical payment patterns, changes in contract provisions and insurance reimbursement policies. These judgments are reviewed each reporting period and updated as necessary.
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
We also generated test revenue through the sale of our distributed precision oncology products, which is comprised primarily of sales of our RUO kit and IVD product offerings for therapy selection. We recognized revenue on these sales once shipment had occurred. Product sales were recorded net of discounts and other deductions. Billing terms were generally net 30 days. As part of the strategic realignment, we exited these product offerings in fiscal year 2022. See Note 4, "Business combinations and dispositions" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on the disposition of the RUO kit assets. See Note 5, "Goodwill and intangible assets" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on the exit of the IVD product offering.
Shipping and handling fees billed to customers are recorded as revenue in the consolidated statements of operations. The associated shipping and handling costs are recorded in cost of revenue.
Other revenue
Other revenue is primarily generated from collaboration agreements and genome network contracts as well as pharma development services provided to biopharmaceutical companies related to companion diagnostic development.
We enter into collaboration and genome network contracts. Collaboration agreements provide customers with diagnostic testing and related data aggregation reporting services that are provided over the contract term. Collaboration revenue is recognized as the data and reporting services are delivered to the customer. Genome network offerings consist of subscription services related to a proprietary software platform designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. Such services are recognized on a straight-line basis over the subscription periods. Amounts due under collaboration and genome network agreements are typically billable on net 30-day terms.

Contracts for companion diagnostic development consisted primarily of milestone-based payments along with annual fees and marked-up pass-through costs. The arrangements were treated as short-term contracts for revenue recognition purposes because they allow termination of the agreements by the customers with 30 to 120 days’ written notice without a termination penalty. Upon termination, customers were required to pay for the proportion of services provided under milestones that were in progress. We recognized revenue in an amount that reflected the consideration which we expect to receive in exchange for those goods or services. We recognized revenue as services are provided based on the progress made toward achieving the performance obligation, utilizing input methods, including labor hours expended and tests processed, that measure our progress toward the achievement of the milestone.
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
In the quarter ended June 30, 2022, the Company completed a quantitative impairment test for goodwill. In performing the goodwill impairment test, we estimated the fair value of the reporting unit by utilizing the discounted cash flow method under the income approach. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs to this valuation approach include, but were not limited to, management's forecast of projected revenues associated with future cash flows, discount rates, and control premiums.
When performing our income approach for the reporting unit, we incorporate the use of projected financial information and a discount rate that is developed using market participant-based assumptions. The cash flow projections are based on an 11-year financial forecast developed by management that includes projections of billable units, revenue by test type and mix, rate changes, capital spending trends, investments in working capital to support future revenue and projected cash flow sources and needs, among others. The selected discount rate then considers the risk and nature of the reporting unit’s cash flows and rates of return market participants would require to invest capital in the reporting unit.
Based on this analysis, we recognized a goodwill impairment charge of $2.3 billion during the quarter ended June 30, 2022, which was included in goodwill and IPR&D impairment expense in the consolidated statements of operations. This charge fully impaired the goodwill balance as of June 30, 2022.
We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio that is more likely than not that the asset is impaired. The Company identified conditions during the quarter ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we recognized an impairment charge of $30.0 million during the quarter ended June 30, 2022. The impairment charges are recorded in goodwill and IPR&D impairment expense in the consolidated statements of operations. This charge fully impaired the indefinite-lived intangible asset balance as of June 30, 2022. We did not record any goodwill or intangible asset impairment losses during the years ended December 31, 2021 and 2020, respectively.
Impairment assessment of long-lived assets
A recoverability test was performed for the long-lived assets, including definite-lived intangibles, using the undiscounted cash flows approach, which included significant unobservable inputs including management's forecasts of projected revenue associated with future cash flows and residual value. The cash flow estimates reflected the Company’s assumptions about its use of the long-lived assets and eventual disposition of the asset group. We determined that our long-lived assets held and used, including intangible assets that are subject to amortization, did not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and of other asset groups, because the assets are highly interrelated and interdependent. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. As a result of the recoverability test, we concluded that the carrying value of long-lived assets was recoverable at June 30, 2022. No impairment was recorded except for operating lease impairments, which are discussed under the heading "Leases" within Note 8, "Commitments and contingencies" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. We also recorded losses on disposal of assets pursuant to the strategic realignment, which are discussed within Note 11, "Restructuring and other costs" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
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
The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:
Fair value of common stock—The fair value of each share of common stock is based on the closing price of our common stock on the date of grant as reported on the NYSE.
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
Income taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Significant judgment is required in determining the net valuation allowance which includes our evaluation of all available evidence including past operating results, estimates on future taxable income and acquisition-related tax assets and liabilities. As of December 31, 2022, we recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our net deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Part II, Item 7. in our Annual Report on Form 10-K for the year ended December 31, 2021.
Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Dollar Change	% Change
	2022	2021
Revenue:
Test revenue	$500,560	$444,072	$56,488	13%
Other revenue	15,743	16,377	(634)	(4)%
Total revenue	516,303	460,449	55,854	12%
Operating expenses:
Cost of revenue	417,256	348,669	68,587	20%
Research and development	402,088	416,087	(13,999)	(3)%
Selling and marketing	218,881	225,910	(7,029)	(3)%
General and administrative	192,314	248,070	(55,756)	(22)%
Goodwill and IPR&D impairment	2,313,047	—	2,313,047	100%
Restructuring and other costs	140,331	—	140,331	100%
Gain on sale of RUO kit assets	(47,354)	—	(47,354)	100%
Change in fair value of contingent consideration	(1,850)	(386,646)	384,796	100%
Total operating expenses	3,634,713	852,090	2,782,623	NM
Loss from operations	(3,118,410)	(391,641)	(2,726,769)	NM
Other income (expense), net:
Change in fair value of acquisition-related liabilities	15,906	25,196	(9,290)	(37)%
Other income, net	8,054	482	7,572	NM
Total other income, net	23,960	25,678	(1,718)	(7)%
Interest expense	(56,747)	(49,900)	(6,847)	(14)%
Net loss before taxes	(3,151,197)	(415,863)	(2,735,334)	NM
Income tax benefit	44,904	36,857	8,047	22%
Net loss	$(3,106,293)	$(379,006)	$(2,727,287)	NM
NM - Not Meaningful
Revenue
The increase in revenue of $55.9 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to increased billable volume and higher average revenue per billable unit. Billable volume increased to 1,290,000 during the year ended December 31, 2022 compared to 1,169,000 in the same period in 2021, an increase of 10%, due to growth in the business. Average revenue per unit increased to $388 during the year ended December 31, 2022 compared to $380 in the same period in 2021 primarily due to changes in payer and product mix.
Cost of revenue
The increase in the cost of revenue of $68.6 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to increased billable volume. For the year ended December 31, 2022, the number of units billed increased to 1,290,000 from approximately 1,169,000 for the same period in 2021. Cost per unit was $323 in 2022 compared to $298 in 2021. The increase in cost per unit is primarily attributable to an increase in amortization of acquired intangible assets of $50.6 million, an increase in inventory and prepaid asset write downs of $18.2 million principally related to the exit of certain product offerings and geographies, and an increase in shipping costs of $6.4 million related to higher volumes and passed through increases in fuel prices. These increases were partially offset by lower lab materials costs of $5.2 million primarily due to a decrease in the volume and change in mix of materials, and a decrease in other costs of $1.4 million.

Research and development
The decrease in research and development expense of $14.0 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to decreases in lab-related expenses of $37.7 million as a result of lower costs related to external development projects and lab supplies and services, decreases in personnel-related expenses of $19.5 million primarily due to the reduction in workforce related to our strategic realignment, and decreases in information technology costs of $3.7 million due to lower network and cloud computing expenses. These decreases were partially offset by increases in acquisition-related compensation expenses of $40.3 million primarily due to a full year of stock-based compensation in 2022 as compared to a partial year of expense in 2021 related to several acquisitions in the comparative period, and increases in professional fees of $6.6 million due to higher contract labor.
Selling and marketing
The decrease in selling and marketing expenses of $7.0 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to decreases in marketing expenses of $10.5 million as a result of lower costs related to brand initiatives and advertising, decreases in other expenses of $1.9 million, and decreases in professional fees of $1.7 million due to lower contract labor. These decreases were offset by increases in personnel-related expenses of $2.7 million driven by headcount growth in 2022 prior to our strategic realignment, increases in travel-related expenses of $2.4 million due to more in-person travel as a result of reduced COVID-19 restrictions, and increases in information technology costs of $2.0 million due to higher spending on software licenses.
General and administrative
The decrease in general and administrative expenses of $55.8 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to decreases in acquisition-related compensation expense of $49.1 million as a result of several acquisitions in the comparative period, decreases in legal fees of $9.7 million for litigation-related expenses in the comparative period, and decreases in personnel-related costs of $7.1 million primarily due to the reduction in workforce related to our strategic realignment. These decreases were partially offset by increases in other corporate expenses of $6.3 million in 2022 prior to our strategic realignment, and increases in facilities-related expenses of $3.8 million due to lease expenses and higher security and building support costs.
Goodwill and IPR&D impairment
We completed an interim impairment test for goodwill and the IPR&D indefinite-lived intangible asset as of June 30, 2022, and as a result recorded a non-cash impairment charge of $2.3 billion. See Critical accounting policies and estimates above and Note 5, “Goodwill and intangible assets” in Notes to the Consolidated Financial Statements in Part II, Item 8. "Consolidated Financial Statements" of this Annual Report on Form 10-K for further information.
Restructuring and other costs
During the year ended December 31, 2022, we incurred restructuring and other costs of $140.3 million. Restructuring and other costs were comprised of $65.5 million in employee severance and benefits, $60.5 million in asset impairments and losses on asset disposals, and $14.3 million in other restructuring expenses. We did not have similar expenses for the year ended December 31, 2021. See Note 11, “Restructuring and other costs" in Notes to the Consolidated Financial Statements in Part II, Item 8. "Consolidated Financial Statements" of this Annual Report on Form 10-K for further information.
Gain on sale of RUO kit assets
During the year ended December 31, 2022, we completed the sale and transfer to IDT of select assets and liabilities related to the RUO kit product offering, which represents the RUO distributed target enrichment kit and data analysis platform of ArcherDX. After adjustments, the sale resulted in a gain of approximately $47.4 million for the year ended December 31, 2022. We did not have a similar gain for the year ended December 31, 2021. See Note 4, “Business combinations and dispositions” in Notes to the Consolidated Financial Statements in Part II, Item 8. "Consolidated Financial Statements" of this Annual Report on Form 10-K for further information.
Change in fair value of contingent consideration
The change in fair value of contingent consideration represented income of $1.9 million and $386.6 million for the years ended December 31, 2022 and 2021, respectively. The year ended December 31, 2022 includes fair value adjustments to reduce our contingent consideration liability related to the acquisition of Genelex Solutions, LLC

("Genelex") and the achievement of certain product milestones related to gross revenues received by us for a pharmacogenetic product reimbursed through certain payers during the earn-out period. The adjustment to decrease our contingent consideration liability primarily related to the probability of achieving gross revenue reimbursements during the earn-out period. The year ended December 31, 2021 includes fair value adjustments to reduce our contingent consideration liability primarily related to our acquisition of ArcherDX and the remaining development milestones resulting from a decrease in the value of our common stock. The prior year adjustments to decrease our contingent consideration were due to our determination that our outstanding milestone for FDA clearance or approval of a therapy selection IVD will not be achieved in the timeframe prescribed in the acquisition agreement.
Change in fair value of acquisition-related liabilities
The decrease in change in fair value of acquisition-related liabilities of $9.3 million for the year ended December 31, 2022 compared to the same period in 2021 was due to a decrease in fair value adjustments related to our stock payable as a result of the decrease in the price of our common stock and settlement of acquisition-related hold-backs.
Other income, net
The increase in other income, net of $7.6 million for the year ended December 31, 2022 compared to the same period in 2021 was due to an increase in interest income earned on our marketable securities investments.
Interest expense
The increase in interest expense of $6.8 million for the year ended December 31, 2022 compared to the same period in 2021 was principally due to increased debt outstanding during 2022 as compared to the prior year.
Income tax benefit
The increase in income tax benefit of $8.0 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to the release of federal and state valuation allowances as a result of the reclassification of the IVD and PCM in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing finite-lived deferred tax assets for which a valuation allowance had previously been established. There was no similar income tax benefit for the year ended December 31, 2021.
Liquidity and capital resources
Liquidity and capital expenditures
We have generally incurred net losses since our inception. For the years ended December 31, 2022, 2021 and 2020, our net losses were $3.1 billion, $379.0 million and $602.2 million, respectively, and we expect to incur additional losses in the future. At December 31, 2022, we had an accumulated deficit of $4.8 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
Since inception, our operations have been financed primarily by fees collected from our customers, net proceeds from sales of our capital stock as well as borrowing from debt facilities and the issuance of convertible senior notes.
In January 2021, we issued, in an underwritten public offering, an aggregate of 8.9 million shares of our common stock at a price of $51.50 per share, for gross proceeds of $460.0 million and net proceeds of approximately $434.3 million. In April 2020, we issued, in an underwritten public offering, an aggregate of 20.4 million shares of our common stock at a price of $9.00 per share, for gross proceeds of $184.0 million and net proceeds of $173.0 million. In 2022, we issued 2.4 million shares of common stock at an average price of $3.99 per share in an "at the market" offering for aggregate proceeds of $10.0 million and net proceeds of $9.7 million. In 2020, we issued 3.6 million shares of common stock at an average price of $26.33 per share in an "at the market" offering for aggregate proceeds of $93.7 million and net proceeds of $90.7 million.
In September 2019, we issued $350.0 million of aggregate principal amount of convertible senior notes due 2024, which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of our convertible senior notes due 2024 to settle our note purchase agreement we entered into in November 2018. In April 2021, we issued $1,150.0 million of aggregate principal amount of convertible senior notes due 2028, which bear cash interest at a rate of 1.5% per year. Our business may not generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Holders of our convertible senior notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments, which could adversely affect our liquidity. However, we only have limited ability to make those cash payments under our credit agreement and, even if the credit agreement limitations are no longer in effect, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered or to repay outstanding notes when they mature.
In October 2020, in connection with our acquisition of ArcherDX, we issued $275.0 million of our common stock in a private placement at a price of $16.85 per share. We also entered into a credit agreement to borrow $135.0 million. The private placement and credit agreement closed concurrently with the merger in October 2020. The terms of this credit agreement restrict our ability to incur certain indebtedness, pay dividends, make acquisitions and take other actions. On February 7, 2023, we made a $53.7 million payment which reduced the principal balance of the 2020 Term Loan by $50.0 million and included a $3.0 million prepayment fee, with the remainder attributable to interest. On February 28, 2023, we repaid the remaining principal balance outstanding of $85.0 million plus outstanding interest of $1.9 million and a prepayment fee of $5.1 million. See Note 16, “Subsequent events" in Notes to the Consolidated Financial Statements in Part II, Item 8. "Consolidated Financial Statements" of this Annual Report on Form 10-K for further information.
At December 31, 2022 and 2021, we had $557.1 million and $1.1 billion, respectively, of cash, cash equivalents, restricted cash and marketable securities.
Our primary uses of cash are to fund our operations. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We estimate our capital expenditures will be approximately $10.0 to $15.0 million for 2023.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the near future. We believe our existing cash, cash equivalents and marketable securities as of December 31, 2022 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
We expect to raise additional funding to finance operations and service debt obligations prior to achieving profitability or should we make additional acquisitions. We regularly consider fundraising opportunities and expect to determine the timing, nature and size of future financings based upon various factors, including market conditions, debt maturities and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash used in operating activities	$(492,961)	$(559,815)	$(298,502)
Cash used in investing activities	(174,803)	(204,080)	(400,583)
Cash provided by financing activities	1,758	1,565,940	672,993
Net (decrease) increase in cash, cash equivalents and restricted cash	$(666,006)	$802,045	$(26,092)
Cash flows from operating activities
For the year ended December 31, 2022, cash used in operating activities was $493.0 million and principally resulted from our net loss of $3.1 billion, a $47.4 million gain on the sale of the RUO kit assets, a $44.9 million income tax benefit, non-cash charges for remeasurements of liabilities in connection with business combinations of $17.8 million, and $1.5 million of amortization of premiums on investment securities. These were partially offset by non-cash charges of $2.3 billion for goodwill and IPR&D impairments, $199.3 million for stock-based compensation, $142.1 million for depreciation and amortization, $60.5 million related to impairments and losses on disposals of long-lived assets related to our strategic realignment, $15.6 million for amortization of debt discount and issuance costs related to our outstanding debt, $10.2 million of non-cash lease expense, $8.4 million of post-combination deferred compensation expense, and $1.0 million of other adjustments. The net effect on cash for changes in net operating assets was a decrease of cash of $25.3 million due principally to increases in accounts receivable due to timing of collections, inventory and accounts payable, partially offset by increases in accrued liabilities.
For the year ended December 31, 2021, cash used in operating activities was $559.8 million and principally resulted from our net loss of $379.0 million, non-cash charges for remeasurements of liabilities associated with business combinations of $411.8 million primarily related to ArcherDX development milestones, and a $36.9 million income tax benefit primarily generated from our acquisitions of One Codex, Genosity, Ciitizen and Stratify. These were partially offset by non-cash charges of $180.1 million for stock-based compensation, $80.5 million for depreciation and amortization, $14.2 million for amortization of debt discount and issuance costs related to our outstanding debt, $9.5 million of post-combination expense primarily comprised of hold-back cash consideration related to our acquisition of Ciitizen and the acceleration of unvested equity from our acquisition of One Codex, $6.2 million of amortization of premiums on investment securities, $3.5 million of non-cash lease expense, and $1.5 million of other adjustments. The net effect on cash for changes in net operating assets was a decrease of cash of $27.6 million due principally to increases in accounts receivable due to timing of collections, inventory and accounts payable, partially offset by increases in accrued liabilities.
For the year ended December 31, 2020, cash used in operating activities was $298.5 million and principally resulted from our net loss of $602.2 million and $112.1 million related to our income tax benefit generated from business combinations completed in 2020, partially offset by noncash charges of $158.7 million for stock-based compensation, $92.3 million in remeasurements of liabilities associated with business combinations such as contingent consideration, $91.0 million related to post-combination expense due to the acceleration of unvested equity in the acquisition of ArcherDX, $39.1 million for depreciation and amortization, $17.2 million of amortization of debt discount and issuance costs, $1.2 million of amortization premiums on investment securities, and $0.2 million of other adjustments. The net effect on cash for changes in net operating assets was an inflow of cash of $16.0 million due principally to increases in accounts payable and accrued liabilities, partially offset by increases in inventory and accounts receivable due to timing of collections.
Cash flows from investing activities
For the year ended December 31, 2022, cash used in investing activities of $174.8 million was primarily due to net purchases and maturities of marketable securities of $166.0 million and cash used for purchases of property and equipment of $53.3 million, partially offset by proceeds from the sale of the RUO kit assets of $44.5 million.
For the year ended December 31, 2021, cash used in investing activities of $204.1 million was primarily due to net cash used to acquire One Codex, Genosity and Ciitizen of $247.4 million, and cash used for purchases of property and equipment of $54.7 million, partially offset by proceeds from net maturities and purchases of marketable securities of $99.3 million.
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
Cash flows from financing activities
For the year ended December 31, 2022, cash provided by financing activities of $1.8 million primarily consisted of cash received from net proceeds from the sale of common stock of $9.7 million and issuances of common stock of $8.1 million. These were partially offset by cash used to settle acquisition obligations of $10.6 million and finance lease principal payments of $5.4 million.
For the year ended December 31, 2021, cash provided by financing activities of $1.6 billion primarily consisted of net proceeds from the issuance of convertible senior notes due 2024 of $1.1 billion and the public offering of common stock of $434.3 million as well as cash received from issuances of common stock totaling $23.8 million.
For the year ended December 31, 2020, cash provided by financing activities of $673.0 million consisted of cash received from issuances of common stock totaling $284.2 million, including cash received from shares issued through a private placement in October 2020 upon the close of the ArcherDX acquisition, exercises of stock options and employee stock plan purchases, net proceeds from the public offerings of common stock of $263.7 million, and net proceeds from debt financings of $129.2 million. These cash inflows were partially offset by other cash outflows of $4.1 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of December 31, 2022 (in thousands):

Contractual obligations:	2023	2024 and 2025	2026 and 2027	2028 and beyond	Total
Operating leases	$23,691	$45,773	$39,852	$91,177	$200,493
Finance leases	5,595	3,839	—	—	9,434
Convertible senior notes	—	349,996	—	1,150,000	1,499,996
2020 Term Loan	—	135,000	—	—	135,000
Purchase commitments	19,756	12,909	750	—	33,415
Total	$49,042	$547,517	$40,602	$1,241,177	$1,878,338
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our sublease with IDT. Under the sublease agreement, we expect to receive sublease income for fiscal years ending December 31, 2023, 2024 and 2025 of $0.9 million, $0.9 million and $0.1 million, respectively.
See Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report for additional details regarding our leases, convertible senior notes, 2020 Term Loan and purchase commitments.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements.
Recent accounting pronouncements
See “Recent accounting pronouncements” in Note 2, “Summary of significant accounting policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $557.1 million at December 31, 2022, and consisted primarily of bank deposits, money market funds, U.S. Treasury notes and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At December 31, 2022, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive gain (loss) and are realized if we sell the underlying securities prior to maturity.
Our 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75% and is therefore sensitive to changes in interest rates. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we will endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States; provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. As of December 31, 2022, a hypothetical 100 basis point increase in interest rates would have an estimated $1.4 million impact per year on our financial position and results of operations, based on the 2020 Term Loan principal outstanding through maturity. By February 28, 2023, we paid the principal balance outstanding plus interest and prepayment fees. As of December 31, 2022, the fair value of the 2020 Term Loan was $130.0 million. For additional information about the 2020 Term Loan, see Note 8, “Commitments and contingencies” and Note 16, "Subsequent events" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report.
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value we disclose. As of December 31, 2022, the fair market value of the convertible senior notes due 2024 and due 2028 was $261.6 million and $576.7 million, respectively. For additional information about the convertible senior notes, see Note 8, “Commitments and contingencies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report.

ITEM 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Invitae Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invitae Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Measurement of test revenue billed to insurance carriers

Description of the Matter
During the year ended December 31, 2022, the Company recognized test revenue billed to insurance carriers of $310.3 million. As discussed in Note 2 to the consolidated financial statements, the Company often provides price concessions for tests billed to insurance carriers, and therefore the transaction price for patient insurance-billed tests is considered variable consideration. Revenue for tests billed to insurance carriers was recognized based on an estimate of the consideration to which the Company expects to be entitled at an amount for which it is probable that a reversal of cumulative revenue recognized will not occur.

Auditing the measurement of the Company’s test revenue billed to insurance carriers was complex due to the significant judgment required to determine the amount of consideration to which the Company expects to be entitled. In particular, the estimate of test revenue billed to insurance carriers was based on assumptions in payer behavior such as historical payment patterns, contract provisions and government and private insurance reimbursement policies.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. For example, we tested controls over management’s review of the significant assumptions and inputs used in the estimate of the amount to which the Company expects to be entitled. We also tested controls over the completeness and accuracy of the current and historical data used in the Company's revenue models.

Our audit procedures over the Company’s test revenue billed to insurance carriers included, among others, assessing the revenue models and testing the significant assumptions and inputs used by the Company in its analysis. We agreed a sample of transactions to the payer contract terms. We compared the significant assumptions and inputs used by management to the Company’s contracted rates, government and private insurance payer collection trends, and other relevant factors. We assessed the completeness and accuracy of the historical cash collections used in the Company’s revenue models. We also assessed the completeness and accuracy of adjustments to estimates of future cash collections resulting from significant contract amendments and changes in collection trends.

Impairment of long-lived assets

Description of the Matter
At December 31, 2022, the Company’s property and equipment, net, intangible assets, net, and operating lease assets (collectively, long-lived assets) were $108.7 million, $1,012.5 million, and $106.6 million, respectively. As discussed in Note 2 to the consolidated financial statements, long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When indicators of impairment exist, the Company compares the estimated future undiscounted net cash flows to the carrying amount of the asset group. If the carrying amount of the asset group exceeds the estimated future undiscounted cash flows, an impairment is measured based on the difference between the carrying amount of the asset group and its fair value.

Auditing the Company’s recoverability test for long-lived assets was challenging due to subjective estimates and assumptions used by the Company to determine the undiscounted cash flows associated with the asset group. The estimate of undiscounted cash flows was subject to higher estimation uncertainty due to management’s judgments over significant assumptions, including revenue growth and revenue multiples. Changes in these significant assumptions could have a significant effect on the undiscounted cash flows and resulting recoverability of the asset group.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness, of controls over the Company’s impairment assessment for long-lived assets. For example, we tested controls over management’s review of the significant inputs and assumptions in the determination of undiscounted cash flows, specifically as it relates to revenue growth and revenue multiples.

Our audit procedures over the Company’s impairment assessment for long-lived assets included, among others, assessing the reasonableness of significant assumptions, specifically revenue growth and revenue multiples, and assessing the completeness and accuracy of the underlying data used by the Company in its analyses. We evaluated whether the significant assumptions were reasonable by comparing them to the past performance of the Company, current industry data and current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit. We also involved our valuation specialists to assist us in evaluating the reasonableness of the Company’s valuation methodologies and assumptions, including the revenue multiples as compared to industry and market data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Mateo, California
February 28, 2023

INVITAE CORPORATION
Consolidated Balance Sheets
(in thousands, except par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$257,489	$923,250
Marketable securities	289,611	122,121
Accounts receivable	96,148	66,227
Inventory	30,386	33,516
Prepaid expenses and other current assets	19,496	33,691
Total current assets	693,130	1,178,805
Property and equipment, net	108,723	114,714
Operating lease assets	106,563	121,169
Restricted cash	10,030	10,275
Intangible assets, net	1,012,549	1,187,994
Goodwill	—	2,283,059
Other assets	23,121	23,551
Total assets	$1,954,116	$4,919,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,984	$21,127
Accrued liabilities	74,388	106,453
Operating lease obligations	14,600	12,359
Finance lease obligations	5,121	4,156
Total current liabilities	108,093	144,095
Operating lease obligations, net of current portion	134,386	124,369
Finance lease obligations, net of current portion	3,780	5,683
Debt	122,333	113,391
Convertible senior notes, net	1,470,783	1,464,138
Deferred tax liability	8,130	51,696
Other long-term liabilities	4,775	37,797
Total liabilities	1,852,280	1,941,169
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 20,000 shares authorized; nil shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value: 600,000 and 400,000 shares authorized; 245,562 and 228,116 shares issued and outstanding as of December 31, 2022 and 2021, respectively	25	23
Accumulated other comprehensive loss	(80)	(7)
Additional paid-in capital	4,931,032	4,701,230
Accumulated deficit	(4,829,141)	(1,722,848)
Total stockholders’ equity	101,836	2,978,398
Total liabilities and stockholders’ equity	$1,954,116	$4,919,567
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Test revenue	$500,560	$444,072	$272,310
Other revenue	15,743	16,377	7,288
Total revenue	516,303	460,449	279,598
Operating expenses:
Cost of revenue	417,256	348,669	198,275
Research and development	402,088	416,087	240,605
Selling and marketing	218,881	225,910	168,317
General and administrative	192,314	248,070	270,029
Goodwill and IPR&D impairment	2,313,047	—	—
Restructuring and other costs	140,331	—	—
Gain on sale of RUO kit assets	(47,354)	—	—
Change in fair value of contingent consideration	(1,850)	(386,646)	54,544
Total operating expenses	3,634,713	852,090	931,770
Loss from operations	(3,118,410)	(391,641)	(652,172)
Other income (expense), net:
Change in fair value of acquisition-related liabilities	15,906	25,196	(37,527)
Other income, net	8,054	482	5,195
Total other income (expense), net	23,960	25,678	(32,332)
Interest expense	(56,747)	(49,900)	(29,766)
Net loss before taxes	(3,151,197)	(415,863)	(714,270)
Income tax benefit	44,904	36,857	112,100
Net loss	$(3,106,293)	$(379,006)	$(602,170)
Net loss per share, basic and diluted	$(13.18)	$(1.80)	$(4.47)
Shares used in computing net loss per share, basic and diluted	235,676	210,946	134,587
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(3,106,293)	$(379,006)	$(602,170)
Other comprehensive (loss) income:
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(73)	(8)	10
Comprehensive loss	$(3,106,366)	$(379,014)	$(602,160)
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Common stock:
Balance, beginning of period	$23	$19	$10
Common stock issued	2	4	9
Balance, end of period	25	23	19

Accumulated other comprehensive (loss) income:
Balance, beginning of period	(7)	1	(9)
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(73)	(8)	10
Balance, end of period	(80)	(7)	1

Additional paid-in capital:
Balance, beginning of period	4,701,230	3,337,120	1,138,316
Common stock issued in private placement, net	—	—	263,628
Common stock issued in connection with public offering, net	9,658	434,263	263,685
Common stock issued on exercise of stock options, net	643	8,984	10,730
Common stock issued pursuant to exercises of warrants	—	1,242	974
Common stock issued pursuant to employee stock purchase plan	7,513	13,550	8,871
Common stock and equity awards issued pursuant to acquisitions	15,027	805,124	1,524,227
Warrants issued pursuant to loan agreement	—	—	27,000
Stock-based compensation expense	196,961	176,435	110,076
Reclassification of equity component of convertible senior notes	—	(75,488)	—
Reclassification of stock payable liabilities	—	—	(10,387)
Balance, end of period	4,931,032	4,701,230	3,337,120

Accumulated deficit:
Balance, beginning of period	(1,722,848)	(1,360,847)	(758,677)
Cumulative effect of accounting change	—	17,005	—
Net loss	(3,106,293)	(379,006)	(602,170)
Balance, end of period	(4,829,141)	(1,722,848)	(1,360,847)
Total stockholders' equity	$101,836	$2,978,398	$1,976,293
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(3,106,293)	$(379,006)	$(602,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and IPR&D impairment	2,313,047	—	—
Impairments and losses on disposals of long-lived assets	60,507	—	—
Gain on sale of RUO kit assets	(47,354)	—	—
Depreciation and amortization	142,071	80,472	39,050
Stock-based compensation	199,304	180,075	158,747
Amortization of debt discount and issuance costs	15,587	14,226	17,204
Remeasurements of liabilities associated with business combinations	(17,756)	(411,842)	92,348
Benefit from income taxes	(44,904)	(36,857)	(112,100)
Post-combination expense for acceleration of unvested equity and deferred stock compensation	8,428	9,530	91,021
Amortization of premiums and discounts on investment securities	(1,515)	6,221	1,236
Non-cash lease expense	10,240	3,496	777
Other	1,018	1,487	(588)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(29,921)	(16,696)	(2,814)
Inventory	3,130	(1,486)	(7,832)
Prepaid expenses and other current assets	14,195	(14,563)	(2,010)
Other assets	3,124	(3,274)	895
Accounts payable	(2,465)	(9,258)	10,186
Accrued expenses and other long-term liabilities	(13,404)	17,660	17,548
Net cash used in operating activities	(492,961)	(559,815)	(298,502)
Cash flows from investing activities:
Purchases of marketable securities	(892,361)	(325,957)	(280,258)
Proceeds from sales of marketable securities	—	—	12,832
Proceeds from maturities of marketable securities	726,313	425,293	277,487
Acquisition of businesses, net of cash acquired	—	(247,396)	(383,753)
Proceeds from sale of RUO kit assets	44,554	—	—
Purchases of property and equipment	(53,309)	(54,720)	(22,865)
Other	—	(1,300)	(4,026)
Net cash used in investing activities	(174,803)	(204,080)	(400,583)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net	9,658	434,263	263,688
Proceeds from issuance of common stock	8,157	23,767	284,203
Proceeds from issuance of convertible senior notes, net	—	1,116,427	—
Proceeds from issuance of debt, net	—	—	129,214
Finance lease principal payments	(5,410)	(3,759)	(2,655)
Settlement of acquisition obligations	(10,647)	(4,758)	(1,457)
Net cash provided by financing activities	1,758	1,565,940	672,993
Net (decrease) increase in cash, cash equivalents and restricted cash	(666,006)	802,045	(26,092)
Cash, cash equivalents and restricted cash at beginning of period	933,525	131,480	157,572
Cash, cash equivalents and restricted cash at end of period	$267,519	$933,525	$131,480

Supplemental cash flow information:
Interest paid	$40,504	$31,400	$12,130
Supplemental cash flow information of non-cash investing and financing activities:
Consideration receivable for sale of RUO kit assets	$3,000	$—	$—
Equipment acquired through finance leases	$4,472	$8,224	$4,463
Purchases of property and equipment in accounts payable and accrued liabilities	$820	$13,222	$1,869
Warrants issued pursuant to debt agreement	$—	$—	$27,000
Common stock issued for acquisition of businesses	$6,600	$802,073	$1,157,958
Consideration payable for acquisition of businesses	$—	$46,649	$940,829
Operating lease assets obtained in exchange for lease obligations, net	$4,495	$88,777	$14,058
The accompanying notes are an integral part of these financial statements.

INVITAE CORPORATION
Notes to Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and we changed our name to Invitae Corporation in 2012. We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women's health, rare diseases and pharmacogenomics. To augment our portfolio and realize our mission, we have previously acquired multiple assets and businesses that further expanded our test menu and suite of digital health and data offerings and accelerated our entry into key genomics markets. We are building a platform to harness genetics to diagnose more patients correctly and earlier, while enabling our partners to bring therapies to market faster. Invitae operates in one segment.
Strategic realignment
On July 18, 2022, the Company initiated a strategic realignment of our operations and began implementing cost reduction programs to prioritize its core genetic testing and digital health and data platforms, which was approved by the board of directors of the Company on July 16, 2022. See Note 11, "Restructuring and other costs" for additional information regarding our strategic realignment.
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

Significant customers are those that represent 10% or more of our total revenue for each year presented in the consolidated statements of operations. Our revenue and accounts receivable from significant customers as a percentage of our total revenue and total accounts receivable was as follows:

	Revenue			Accounts receivable
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Medicare	14%	15%	19%	16%	*
* less than 10%
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$257,489	$923,250
Restricted cash	10,030	10,275
Total cash, cash equivalents and restricted cash	$267,519	$933,525
Marketable securities
All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Short-term marketable securities have maturities one year or less at the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. Realized gains and losses and impairments, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in other income (expense), net.
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
We review available-for-sale debt securities in an unrealized loss positions at each balance sheet date and assess whether such unrealized loss positions are credit-related. Our expected loss allowance methodology for these securities is developed by reviewing the extent of the unrealized loss, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income (expense), net. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

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
Intangible assets
Amortizable intangible assets include trade names, non-compete agreements, patent licensing agreements, favorable leases, developed technology, customer relationships, and rights to develop new technology acquired as part of business combinations. Customer relationships acquired through our business combinations in 2017 are amortized on an accelerated basis, utilizing free cash flows, over periods ranging from five to 11 years. All other intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from five to 12 years. All intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment.
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
In-process research and development
Intangible assets related to IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.
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
Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The operating lease asset also includes any lease payments made and is adjusted for lease incentives. Our lease terms may include options to extend or terminate the lease which are recognized when it is reasonably certain that we will exercise that option. Leases with terms of 12 months or less are not recorded on our balance sheet. Lease expense is recognized on a straight-line basis over the lease terms, or in some cases, the useful life of the underlying asset. We account for the lease and non-lease components of our operating right-of-use assets as a single lease component.
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
During the year ended December 31, 2022, we recognized losses on disposal of property and equipment of $19.1 million, which are recorded in restructuring and other costs in the consolidated statements of operations. See Note 5, "Goodwill and intangible assets" under the heading "Impairment assessment" and Note 6, "Balance sheet components" under the heading "Property and equipment, net" for additional information. We did not incur any losses on disposal of property and equipment during the years ended December 31, 2021 and 2020, respectively.
Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, finance lease liabilities, and liabilities associated with business combinations. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of our finance lease liabilities approximates their fair values. Liabilities associated with business combinations are recorded at their estimated fair value.
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
The majority of our test revenue is generated from genetic testing, in addition to somatic testing for therapy selection and personalized cancer monitoring. These testing services provide analysis and associated interpretation of the sequencing of parts of the genome. Test orders are placed under signed requisitions or contractual agreements, and we often enter into contracts with insurance companies and institution customers that include pricing provisions under which such tests are billed. Billing terms are generally net 30 to 60 days.
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
We also generated test revenue through the sale of our distributed precision oncology products, which is comprised primarily of sales of our RUO kit and IVD product offerings for therapy selection. We recognized revenue on these sales once shipment had occurred. Product sales were recorded net of discounts and other deductions. Billing terms were generally net 30 days. As part of the strategic realignment, we exited these product offerings in fiscal year 2022. See Note 4, "Business combinations and dispositions" for additional information on the disposition of the RUO kit assets. See Note 5, "Goodwill and intangible assets" for additional information on the exit of the IVD product offering.
Shipping and handling fees billed to customers are recorded as revenue in the consolidated statements of operations. The associated shipping and handling costs are recorded as cost of revenue.
Other revenue
Other revenue is primarily generated from collaboration agreements and genome network contracts as well as pharma development services provided to biopharmaceutical companies related to companion diagnostic development.
We enter into collaboration and genome network contracts. Collaboration agreements provide customers with diagnostic testing and related data aggregation reporting services that are provided over the contract term. Collaboration revenue is recognized as the data and reporting services are delivered to the customer. Genome network offerings consist of subscription services related to a proprietary software platform designed to connect patients, clinicians, advocacy organizations, researchers and therapeutic developers to accelerate the understanding, diagnosis and treatment of hereditary disease. Such services are recognized on a straight-line basis over the subscription periods. Amounts due under collaboration and genome network agreements are typically billable on net 30-day terms.
Contracts for companion diagnostic development consisted primarily of milestone-based payments along with annual fees and marked-up pass-through costs. The arrangements were treated as short-term contracts for revenue recognition purposes because they allow termination of the agreements by the customers with 30 to 120 days’ written notice without a termination penalty. Upon termination, customers were required to pay for the proportion of services provided under milestones that were in progress. We recognized revenue in an amount that reflected the consideration which we expect to receive in exchange for those goods or services. We recognized revenue as services are provided based on the progress made toward achieving the performance obligation, utilizing input methods, including labor hours expended and tests processed, that measure our progress toward the achievement of the milestone.
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
Advertising
Advertising expenses are expensed as incurred. We incurred advertising expenses of $5.9 million, $20.2 million and $11.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Restructuring and other costs
Restructuring and other costs are comprised of employee severance and benefits, asset impairments and losses on asset disposals, and other costs primarily related to implementing our strategic realignment. Employee separation costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of stock awards related to workforce reductions. We recognize costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit and Disposal Cost Obligations, and other costs and liabilities associated with postemployment nonretirement benefits in accordance with ASC 712, Postemployment Nonretirement Benefits. Liabilities are based on the estimate of fair value in the period the liabilities are incurred, with subsequent changes to the liability recognized as adjustments in the period of change. We recognize losses on asset disposals in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. Restructuring and other costs are recognized as an operating expense within the consolidated statements of operations and the related liabilities are recorded within accrued liabilities in the consolidated balance sheets.
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
Recent accounting pronouncements
We evaluate all Accounting Standards Updates ("ASUs") issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to all business combinations occurring after the date of adoption. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
3. Revenue, accounts receivable and deferred revenue
During the year ended December 31, 2022, the Company changed its presentation of disaggregated revenue from revenue by services and products to clinical category of our product offerings to better align with our operations. The change had no impact on the timing of revenue recognition and had no effect on our reported results of operations. Presentation of disaggregated revenue by services and products in prior periods have been modified to conform to the current period presentation.
Test revenue is generated from sales of diagnostic tests and precision oncology products to two groups of customers: patients, consideration for which may be paid directly by the patients or by the patients' insurance carriers, and institutions (e.g., hospitals, clinics, medical centers and biopharmaceutical partners). Amounts billed and collected, and the timing of collections, vary based on the type of customer and the corresponding payer, including the patients' insurance carriers that are paying on behalf of the customer. Data and service revenue consists principally of revenue recognized for the performance of activities as outlined in biopharmaceutical development contracts and other collaboration and genome network agreements.
The following tables present revenue disaggregated by customer and product offering by disease category (in thousands):

	Patient		Institution	Year Ended December 31, 2022
	Insurance	Direct
Product:
Oncology	$208,239	$10,327	$89,922	$308,488
Women's health	70,571	18,082	7,127	95,780
Rare diseases	31,527	10,044	24,462	66,033
Data/services	—	—	46,002	46,002
Total revenue	$310,337	$38,453	$167,513	$516,303

	Patient		Institution	Year Ended December 31, 2021
	Insurance	Direct
Product:
Oncology	$200,456	$11,341	$70,439	$282,236
Women's health	52,759	21,316	8,696	82,771
Rare diseases	23,701	9,011	24,504	57,216
Data/services	—	—	38,226	38,226
Total revenue	$276,916	$41,668	$141,865	$460,449

	Patient		Institution	Year Ended December 31, 2020
	Insurance	Direct
Product:
Oncology	$142,552	$6,479	$25,868	$174,899
Women's health	25,050	12,684	6,404	44,138
Rare diseases	13,424	4,809	16,320	34,553
Data/services	—	—	26,008	26,008
Total revenue	$181,026	$23,972	$74,600	$279,598
We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. Cash collections for certain tests delivered may differ from rates originally estimated. In subsequent periods, we update our estimate of the amounts recognized for previously delivered tests resulting in the following increases to revenue and decreases to our net loss from operations and basic and diluted net loss per share (in millions, except per share data):

	Year Ended December 31,
	2022	2021	2020
Revenue	$2.8	$13.5	$4.4
Loss from operations	$(2.8)	$(13.5)	$(4.4)
Net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.03)
The increase in revenue from previously delivered tests for the years ended December 31, 2022, 2021 and 2020 was primarily due to higher average revenue per test across all test categories when compared to initial estimates.
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
Accounts receivable
The majority of our accounts receivable represents amounts billed to customers for test and data and service activities, and the estimated amounts to be collected from patients' insurance carriers for test services.
We record a contract asset for services delivered under certain biopharmaceutical contracts, which are unbilled as of the end of the period. The contract receivable was $1.3 million and $4.3 million as of December 31, 2022 and 2021, respectively, and was included in prepaid expenses and other current assets in the consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. We recognized revenue of $4.7 million and $2.9 million from deferred revenue for the years ended December 31, 2022 and 2021, respectively. The current contract liability was $4.8 million and $9.4 million as of December 31, 2022 and 2021, respectively, which was included in accrued liabilities in the consolidated balance sheets. The long-term contract liability was $0.1 million and $0.7 million as of December 31, 2022 and 2021, respectively, and was included in other long-term liabilities in the consolidated balance sheets.

Refund liability
As part of our strategic realignment, we terminated early or changed the scope of several companion diagnostic development contracts with milestones in progress. Upon termination, we recorded a refund liability related to the remaining outstanding performance-based milestones. The refund liability was $4.7 million and $1.2 million as of December 31, 2022 and 2021, respectively, which was included in accrued liabilities in the consolidated balance sheets.
Performance obligations
Test and other revenue are generally recognized upon completion of our performance obligation when or as control of the promised good or service is transferred to the customer, typically a test report or upon shipment of our precision oncology products or other contractually defined milestone(s). The Company has applied the practical expedient in relation to information about our remaining performance obligations, as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. Most remaining performance obligations are primarily related to PCM services included in test revenue in our consolidated statement of operations and are generally satisfied over one to six months.
4. Business combinations and dispositions
Genelex and YouScript
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
As of the acquisition date, we recorded stock payable liabilities of $6.2 million to represent the hold-back obligation to issue shares subject to indemnification claims that may arise. In April 2021, the amounts held back to satisfy indemnification obligations for Genelex were released in full to the former shareholders. As of December 31, 2021, the value of these liabilities were $3.5 million related to YouScript and were included in other long-term liabilities in the consolidated balance sheets, with the $15.4 million change in fair value year over year recorded in other income (expense), net in the consolidated statement of operations. In April 2022, the amounts held back to satisfy indemnification obligations for YouScript were released in full to the former shareholders.
We may be required to pay contingent consideration in the form of additional shares of our common stock in connection with the acquisition of Genelex if, within a specified period following the closing, we achieve a certain product milestone, in which case we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. As of the acquisition date, the fair value of this contingent consideration was $2.0 million. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the fair value, which is estimated at each reporting date. As of December 31, 2022 and 2021, the fair value of this contingent consideration was immaterial and $1.9 million, respectively.
ArcherDX
In October 2020, we acquired ArcherDX, a genomics analysis company. Under the terms of the agreement, we acquired ArcherDX for upfront consideration consisting of 30.0 million shares of our common stock and $325.0 million in cash, plus up to an additional 27.0 million shares of our common stock payable in connection with the achievement of certain milestones. During the three months ended March 31, 2021, Invitae and the sellers of ArcherDX reached an agreement to reduce the purchase price by $1.2 million based on the final acquired net working capital. This adjustment was recorded during the three months ended March 31, 2021 and reduced the contingent consideration liability and goodwill by approximately $1.2 million.
We were required to pay contingent consideration based on achievement of post-closing development and revenue milestones. The material factors that may impact the fair value of the contingent consideration, and therefore the liability, are (i) the estimated number of shares to be issued, (ii) the volatility of our common stock, (iii) the probabilities of achievement of milestones within the timeframes prescribed in the acquisition agreement and (iv) discount rates, all of which are Level 3 inputs not supported by market activity with the exception of the volatility of our common stock. Significant changes in any of these inputs may result in a significant change in fair value, which is estimated at each reporting date. Of the five milestones, one milestone was achieved in November 2020, which resulted in the issuance of 5.0 million shares of our common stock and a cash payment of $1.9 million, and three milestones were achieved or deemed to be achieved during the three months ended June 30, 2021, which resulted in the issuance of 13.8 million shares of our common stock and a cash payment of $3.3 million in July 2021. The remaining milestone is based upon receiving FDA clearance or approval of a therapy selection IVD, which per the terms of the acquisition agreement, must be completed by March 31, 2022, subject to certain extensions (the "ArcherDX Final Milestone"). With respect to the ArcherDX Final Milestone, the liability was reduced to zero as of June 30, 2021 from $262.5 million as of March 31, 2021 and $287.7 million as of December 31, 2020, with the offsetting change recorded as changes in fair value of contingent consideration in our consolidated statements of operations. The removal of the liability balance and the associated change in fair value of contingent consideration was a result of our reassessment of the steps necessary to achieve clearance or approval based on FDA feedback received principally in the three months ended June 30, 2021. In April 2022, an agreement was entered into with the previous ArcherDX stockholders to extend the date for achievement of the ArcherDX Final Milestone to March 31, 2023. We currently do not believe that this milestone will be achieved within this timeframe. As such, no liability was recorded as of December 31, 2022.
In connection with the acquisition, we granted awards of common stock to new employees who joined Invitae in connection with our acquisition of ArcherDX that vested upon the achievement of the contingent consideration milestones discussed above and were subject to the employees' continued service with us, unless terminated without cause in which case vesting was only dependent on milestone achievement. As the number of shares that were expected to be issued are fixed, the awards are equity-classified. During the year ended December 31, 2022, we recorded stock-based compensation expense of zero related to the ArcherDX milestones. During the year ended December 31, 2021, we recorded a net $41.8 million in stock-based compensation expense related to the ArcherDX milestones, which includes $38.5 million related to milestones achieved in prior periods, $33.0 million due to an accounting modification of certain awards whereby the employees' continued substantive services were no longer required, offset by a reversal of $29.7 million recognized in prior periods related to the determination that the ArcherDX Final Milestone would not be achieved within the specified timeframe prescribed in the acquisition agreement.
Disposition of RUO kit assets
In December 2022, we completed a transaction with IDT for net cash proceeds of $44.5 million. The transaction value includes total cash consideration of $48.1 million, subject to certain adjustments, including $3.0 million of up front consideration subject to a hold-back to satisfy indemnification obligations that may arise. The disposition is part of our strategic realignment whereby we sold to IDT select assets and liabilities related to the RUO kit product offering, which represents the RUO distributed target enrichment kit and data analysis platform of ArcherDX. The transaction also includes certain licensed rights to our AMP technology. Assets sold primarily include property and equipment and inventory with a carrying value of zero. After adjustments, the sale resulted in a gain of approximately $47.4 million during the three months ended December 31, 2022, and is included in gain on sale of RUO kit assets in our consolidated statements of operations. As of December 31, 2022, the $3.0 million of up front consideration subject to a hold-back is included within other assets in our consolidated balance sheets.
Additionally, we entered into an agreement to sublease office space in Boulder, Colorado. See Note 8, "Commitments and contingencies" under the heading "Leases" for additional information regarding the sublease.
One Codex
In February 2021, we acquired 100% of the equity interest of One Codex, a company developing and commercializing products and services relating to microbiome sequencing, analysis and reporting, for upfront consideration consisting of $17.3 million in cash and 1.4 million shares of our common stock, of which approximately 0.2 million shares were subject to a hold-back to satisfy indemnification obligations that may have arisen following the closing. These shares subject to a hold-back were issued to a third-party at the closing date to hold in escrow until the escrow period is complete, and as such were classified as equity. In February 2022, the amounts held back to satisfy indemnification obligations were released in full to the former stockholders.
Disposition of One Codex intangible assets
In September 2022, we sold our equity interest in One Codex and certain related assets for an immaterial amount of cash proceeds, as part of our strategic realignment. The disposition of One Codex was considered to be an asset sale as substantially all of the fair value was concentrated in the developed technology and certain customer relationships. The carrying value of assets sold include developed technology of $19.4 million and customer relationships of $0.4 million. The sale resulted in a loss of approximately $19.8 million during the three months ended September 30, 2022, which is included in restructuring and other costs in our consolidated statements of operations. See Note 5, "Goodwill and intangible assets" and Note 11, "Restructuring and other costs" for additional information.
Genosity
In April 2021, we acquired 100% of the fully diluted equity of Genosity, a company providing genomic laboratory services, for approximately $196.0 million, consisting of approximately $120.0 million in cash and 1.9 million shares of our common stock. In connection with this transaction, we granted RSUs having a value of up to $5.0 million to certain continuing employees and recognized $1.7 million and $0.8 million in stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively.
Pursuant to the terms of the acquisition, we agreed to provide additional shares in the event that our common stock share price decreased after the acquisition, but prior to filing a resale registration statement. At the time of the acquisition, we estimated this provision to be $7.0 million. On filing the resale registration statement during the period ended June 30, 2021, the fair value was $3.2 million and the difference of $3.8 million was recorded in general and administrative expense in the consolidated statements of operations.
Ciitizen
In September 2021, we acquired 100% of the equity of Ciitizen, a patient-centric health technology company, for approximately $308.3 million, consisting of approximately $87.4 million in cash and 6.3 million shares of our common stock, of which approximately $10.4 million in cash and 0.8 million shares are subject to a hold-back to satisfy indemnification obligations that may arise following the closing. As of December 31, 2022 and 2021, the value of the stock payable liability was $0.4 million and $12.1 million, respectively, which was recorded in other long-term liabilities in the consolidated balance sheets with the fair value change of $9.7 million and $10.6 million for the years ended December 31, 2022 and 2021, respectively, recorded as income in other income (expense), net in the consolidated statements of operations. In September 2022, the amounts held back to satisfy indemnification obligations were partially released to the former stockholders. The remaining amounts held back to satisfy indemnification obligations are expected to be released in September 2023. In connection with this transaction, we granted RSUs having a value of up to $246.9 million to certain continuing employees. During the years ended December 31, 2022 and 2021, we recorded stock-based compensation expense of $87.2 million and $24.4 million, respectively, primarily in research and development expense. Additionally, during the year ended December 31, 2022, we recorded $29.0 million of stock-based compensation expense related to the acceleration of RSUs for employees who were terminated as part of our strategic realignment, which is included in restructuring and other costs in the consolidated statements of operations. See Note 10, "Stock incentive plans" for additional information.
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$2,283,059
Impairment	(2,283,059)
Balance as of December 31, 2022	$—

Intangible assets
The following table presents details of our acquired intangible assets as of December 31, 2022 (in thousands):

	December 31, 2022
	Cost	Accumulated Amortization	Asset Disposals	Net	Weighted-Average Useful Life (In Years)	Weighted-Average Estimated Remaining Useful Life (in Years)
Customer relationships	$41,515	$(17,675)	$(359)	$23,481	10.8	6.8
Developed technology	1,174,506	(183,133)	(19,426)	971,947	10.8	9.3
Non-compete agreement	286	(286)	—	—	—	—
Trade name	21,085	(3,964)	—	17,121	12.0	9.8
Patent assets and licenses	495	(156)	(339)	—	—	—
Right to develop new technology	19,359	(2,474)	(16,885)	—	—	—
	$1,257,246	$(207,688)	$(37,009)	$1,012,549	10.8	9.2
The following table presents details of our acquired intangible assets as of December 31, 2021 (in thousands):

	December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted-Average Useful Life (In Years)	Weighted-Average Estimated Remaining Useful Life (in Years)
Customer relationships	$41,515	$(13,096)	$28,419	10.8	7.8
Developed technology	662,106	(81,902)	580,204	10.2	9.1
Non-compete agreement	286	(286)	—	—	—
Trade name	21,085	(2,207)	18,878	12.0	10.8
Patent assets and licenses	495	(136)	359	15.0	10.9
Right to develop new technology	19,359	(1,613)	17,746	15.0	13.8
In-process research and development	542,388	—	542,388	n/a	n/a
	$1,287,234	$(99,240)	$1,187,994	10.4	9.2
Acquisition-related intangibles included in the above tables are generally finite-lived, other than in-process research and development, which has an indefinite life, and are carried at cost less accumulated amortization. Customer relationships related to our 2017 business combinations are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. During the year ended December 31, 2022, the IVD and PCM products were fully developed resulting in the reclassification of $512.4 million of the related IPR&D intangibles to developed technology intangibles, which are finite-lived and amortizable. Amortization expense was $108.4 million, $58.8 million, and $26.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense is recorded in cost of revenue, research and development, and selling and marketing expense.
In August 2022, in conjunction with the strategic realignment, management decided to exit the IVD product offering and we wrote-off the related intangible asset of $16.9 million. Management also decided to exit the in-vitro fertilization product offering, and as a result we wrote-off the associated intangible asset of $0.3 million. These charges are included in restructuring and other costs in the consolidated statements of operations. See Note 11, "Restructuring and other costs" for additional information.
See Note 4, "Business combinations and dispositions" for additional information on the sale of our interest in One Codex and the related disposition of developed technology and customer relationships during the three months ended September 30, 2022.

The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of December 31, 2022 (in thousands):

2023	$114,440
2024	114,162
2025	112,408
2026	112,374
2027	111,708
Thereafter	447,457
Total estimated future amortization expense	$1,012,549
In December 2021, we acquired 100% of the equity interest of Stratify, a cancer risk stratification company, for $29.0 million consisting of 1.0 million shares of common stock, $4.2 million in assumed liabilities, and $8.0 million in cash. We accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in the developed technology acquired. As goodwill is not recorded under an asset acquisition, an $8.7 million deferred tax liability arising from book/tax basis differences increased the value of the assets acquired above the purchase price. As a result, the fair value of the developed technology is $37.5 million, which will be amortized over eight years to cost of revenue. The remaining purchase price of $0.2 million is the fair value of cash and cash equivalents.
In July 2021, we acquired 100% of the equity interest of Medneon, a digital health artificial intelligence company, for $34.1 million consisting of 0.4 million shares of common stock, $4.9 million in assumed liabilities, and $12.9 million in cash. We accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in the developed technology acquired. The fair value of the developed technology is $33.9 million, which will be amortized over eight years to cost of revenue. The remaining purchase price of $0.2 million is the fair value of cash and cash equivalents.
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
For our goodwill, we measured the fair value of the reporting unit utilizing the discounted cash flow method under the income approach. This approach relies on significant unobservable inputs including, but not limited to, management's forecasts of projected revenue associated with future cash flows, discount rates, and control premium. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $2.3 billion during the three months ended June 30, 2022, which was included in goodwill and IPR&D impairment expense in the consolidated statements of operations. The goodwill was fully impaired as of June 30, 2022.
We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio that it was more likely than not that the asset is impaired. The Company identified conditions during the period ended June 30, 2022 such as alternative technologies and uncertainties around the desired outcome of our in-development asset and other economic factors that raised issues with the realizability of our asset. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $30.0 million during the three months ended June 30, 2022 related to the IPR&D intangible asset. The impairment charges are recorded in

Goodwill and IPR&D impairment expense in the consolidated statements of operations. The indefinite-lived intangible asset was fully impaired as of June 30, 2022. Additionally, we recognized a loss on disposal of property and equipment of $4.8 million during the three months ended June 30, 2022 related to specific equipment that is no longer being utilized on this project and has no alternative future use. The loss on disposal is recorded in restructuring and other costs in the consolidated statements of operations.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.
A recoverability test was performed for the long-lived assets, including definite-lived intangibles, using the undiscounted cash flows approach, which included significant unobservable inputs including management's forecasts of projected revenue associated with future cash flows, and residual value. The cash flow estimates reflected the Company’s assumptions about its use of the long-lived assets and eventual disposition of the asset group. We determined that our long-lived assets held and used, including intangible assets that are subject to amortization, did not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and of other asset groups, because the assets are highly interrelated and interdependent. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. As a result of a recoverability test, we concluded that the carrying value of long-lived assets was recoverable at June 30, 2022. No impairment was recorded except for operating lease impairments, which are discussed under the heading "Leases" within Note 8, "Commitments and contingencies." We also recorded losses on disposal of assets pursuant to the strategic realignment, which are discussed in Note 11, "Restructuring and other costs."
6. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$29,992	$27,178
Work in progress	382	5,342
Finished goods	12	996
Total inventory	$30,386	$33,516
As part of the Company's strategic realignment, management decided to exit certain product offerings. During the year ended December 31, 2022, the Company wrote-off the remaining inventory related to these product offerings of $14.3 million, which is included in cost of revenue in the consolidated statements of operations.
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$74,108	$31,159
Laboratory equipment	63,562	61,317
Computer equipment	13,712	15,452
Furniture and fixtures	1,428	2,130
Construction-in-progress	23,490	52,039
Other	2,996	925
Total property and equipment, gross	179,296	163,022
Accumulated depreciation and amortization	(70,573)	(48,308)
Total property and equipment, net	$108,723	$114,714
Depreciation expense was $28.8 million, $18.1 million and $10.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation expense for the year ended December 31, 2022 includes accelerated depreciation of $6.1 million from a change in the estimated useful lives of property and equipment related to the exit of certain product offerings.

As part of our strategic realignment, the Company decided to exit certain business lines, consolidate lab and office space, and reduce our international footprint. During the year ended December 31, 2022, we recognized losses on disposal of property and equipment of $19.1 million, which is included in restructuring and other costs in our consolidated statement of operations. See Note 11, "Restructuring and other costs" for additional information.
See Note 5, "Goodwill and intangible assets" for additional information on the impairment assessment including long-lived assets and the related loss on disposal recognized during the three months ended June 30, 2022.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and related expenses	$25,315	$35,877
Accrued expenses	23,628	32,136
Compensation and other liabilities associated with business combinations	5,335	11,622
Deferred revenue	4,814	9,431
Accrued interest	6,646	6,646
Accrued royalties	3,177	3,669
Other accrued liabilities	5,473	7,072
Total accrued liabilities	$74,388	$106,453
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Compensation and other liabilities associated with business combinations, non-current	$769	$27,919
Deferred revenue, non-current	50	663
Other	3,956	9,215
Total other long-term liabilities	$4,775	$37,797
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
Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables set forth the fair value of our financial instruments that were measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$158,931	$—	$—	$158,931	$158,931	$—	$—
U.S. Treasury notes	193,685	1	(123)	193,563	193,563	—	—
U.S. government agency securities	96,006	55	(13)	96,048	—	96,048	—
Total financial assets	$448,622	$56	$(136)	$448,542	$352,494	$96,048	$—

Financial liabilities:
Stock payable liability				$744	$—	$—	$744
Contingent consideration				25	—	—	25
Total financial liabilities				$769	$—	$—	$769

						December 31, 2022
Reported as:
Cash equivalents						$148,901
Restricted cash						10,030
Marketable securities						289,611
Total cash equivalents, restricted cash, and marketable securities						$448,542

Other long-term liabilities						$769

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$913,990	$—	$—	$913,990	$913,990	$—	$—
U.S. Treasury notes	111,187	—	(6)	111,181	111,181	—	—
U.S. government agency securities	10,941	—	(1)	10,940	—	10,940	—
Total financial assets	$1,036,118	$—	$(7)	$1,036,111	$1,025,171	$10,940	$—

Financial liabilities:
Stock payable liability				$20,925	$—	$—	$20,925
Contingent consideration				1,875	—	—	1,875
Total financial liabilities				$22,800	$—	$—	$22,800

						December 31, 2021
Reported as:
Cash equivalents						$903,715
Restricted cash						10,275
Marketable securities						122,121
Total cash equivalents, restricted cash, and marketable securities						$1,036,111

Other long-term liabilities						$22,800

The following tables include a rollforward of the stock payable liability and contingent consideration classified within Level 3 of the fair value hierarchy (in thousands):

	Stock Payable Liability	Contingent Consideration
Fair value at December 31, 2021	$20,925	$1,875
Change in fair value	(15,906)	(1,850)
Settlements	(4,275)	—
Fair value at December 31, 2022	$744	$25

	Stock Payable Liability	Contingent Consideration
Fair value at December 31, 2020	$39,237	$796,639
Additions	31,522	—
Change in fair value	(25,196)	(386,646)
Settlements	(24,638)	(408,118)
Fair value at December 31, 2021	$20,925	$1,875
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. At December 31, 2022, the remaining contractual maturities of available-for-sale securities ranged from one to five months. Interest income generated from our investments was $6.8 million, $6.9 million and $4.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The total fair value of investments with unrealized losses at December 31, 2022 was $200.3 million. None of the available-for-sale securities held as of December 31, 2022 have been in an unrealized loss position for more than one year. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of December 31, 2022, because the change in market value of those securities has resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. For marketable securities in an unrealized loss position, we assess our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered. The cost of securities sold is based on the specific identification method.
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the years ended December 31, 2022, 2021 and 2020, the change in fair value related to stock payable liabilities recorded to other income (expense), net was income of $15.9 million and $25.2 million and expense of $37.5 million, respectively.
8. Commitments and contingencies
Leases
The Company has entered into various non-cancellable operating lease agreements for office and laboratory space domestically and internationally. The Company's current leases have remaining terms ranging from approximately 1 to 12 years, some of which include options to extend the leases. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as they are not reasonably certain of being exercised. The security deposits for our operating leases are included in restricted cash in our consolidated balance sheets.
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
We have entered into various finance lease agreements to obtain laboratory equipment. The terms of our finance leases are generally three years and are typically secured by the underlying equipment. The portion of the future payments designated as principal repayment and related interest was classified as a finance lease obligation in our consolidated balance sheets. Finance lease assets are recorded within other assets in our consolidated balance sheets.
As part of the strategic realignment, we began cost reduction initiatives including lab and office space consolidation and a reduction in our international footprint. Under this plan, we decided to cease use of certain leased premises and actively began looking to sublease certain facilities, including the related leasehold improvements. We determined that the changes in the intended use of these locations represented an indicator of impairment and performed a test of recoverability on September 30, 2022. For operating leases where the carrying values of right-of-use assets were lower than the undiscounted cash flows expected through sublease, we impaired the right-of-use assets to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $0.1 million to $2.8 million and discount rates ranging from 5.00% to 8.50%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended September 30, 2022, we recognized an impairment charge of $4.4 million related to the right-of-use assets and $2.3 million for the related leasehold improvements, which are included in restructuring and other costs in our consolidated statements of operations.
In connection with the disposition of the RUO kit assets in December 2022, we entered into an agreement to sublease a portion of our offices in Boulder, Colorado. The sublease term is concurrent with the term of the master lease extending through January 31, 2025, unless earlier terminated and with no option to extend the sublease. Per the sublease agreement, the amount of sublease payments to us will equal the amount of the master lease payments resulting in no adjustments to the right-of-use asset and related lease liability. Sublease income for the year ended December 31, 2022 was immaterial. There was no sublease income for the years ended December 31, 2021 and 2020, respectively. See Note 4, "Business combinations and dispositions" for additional information regarding the disposition of the RUO kit assets.
Supplemental information regarding our operating and finance leases were as follows:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	8.9 years	9.0 years
Finance leases	1.8 years	2.4 years
Weighted-average discount rate:
Operating leases	6.7%	7.0%
Finance leases	7.3%	7.2%
Cash payments included in the measurement of lease liabilities (in millions):
Operating leases	$22.4	$18.3
Finance leases	$6.2	$2.9
The components of lease costs, which were included in cost of revenue, research and development, and general and administrative expenses in our consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$24,671	$21,151	$11,329
Finance lease costs:
Amortization of right-of-use assets	4,778	3,488	2,084
Interest on lease liabilities	840	496	—
Total lease costs	$30,289	$25,135	$13,413

Future payments under operating and finance leases as of December 31, 2022 are as follows (in thousands):

	Operating leases	Finance leases
2023	$23,691	$5,595
2024	28,308	3,344
2025	17,465	495
2026	23,989	—
2027	15,863	—
Thereafter	91,177	—
Future non-cancelable minimum lease payments	200,493	9,434
Less: interest	(51,507)	(533)
Total lease liabilities	148,986	8,901
Less: current portion	(14,600)	(5,121)
Lease obligations, net of current portion	$134,386	$3,780
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our sublease. Under the sublease agreement, we expect to receive sublease income for fiscal years ending December 31, 2023, 2024 and 2025 of $0.9 million, $0.9 million and $0.1 million, respectively.
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
As of December 31, 2022, the fair value of the 2020 Term Loan was $130.0 million. The estimated fair value of the 2020 Term Loan, which use Level 2 fair value inputs, was determined based on a discounted cash flow approach using the contractual term of the loan, market-based parameters such as the three-month LIBOR forward rate, and an estimate for our standalone credit risk. Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes (defined below), was $24.3 million, $23.7 million and $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Convertible senior notes
Convertible senior notes due 2024
In September 2019, we issued, at par value, $350.0 million aggregate principal amount of 2.00% convertible senior notes due 2024 (the "2024 Notes") in a private offering. The 2024 Notes are senior unsecured obligations and will mature on September 1, 2024, unless earlier converted, redeemed or repurchased. The 2024 Notes bear cash interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020.
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
The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Since issuance, these notes were convertible at the option of the holders beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. The notes were not convertible during the year ended December 31, 2022 and there have been no significant conversions in the periods in which they were convertible.
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
Convertible senior notes due 2028
In April 2021, we issued, at 99% of par value, $1,150.0 million aggregate principal amount of 1.5% convertible senior notes due 2028 (the "2028 Notes") in a private offering. The 2028 Notes are senior unsecured obligations and will mature on April 1, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes bear cash interest at a rate of 1.5% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. Upon conversion, the 2028 Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
With certain exceptions, upon a change of control of the Company or the failure of our common stock to be listed on certain stock exchanges, the holders of the 2028 Notes may require that we repurchase in cash all or part of the principal amount of the Notes at a repurchase price of 100% of the principal amount of the 2028 Notes to be repurchased, plus unpaid interest to, but excluding, the maturity date.
Summary of convertible senior notes
We adopted the provisions of ASU 2020-06 on January 1, 2021. See Note 2, "Summary of significant accounting policies" for additional information. Our 2024 Notes and 2028 Notes (collectively, our "Convertible Senior Notes") consisted of the following (in thousands):

	December 31,
	2022	2021
Outstanding principal	$1,499,996	$1,499,996
Unamortized debt discount and issuance costs	(29,213)	(35,858)
Net carrying amount, liability component	$1,470,783	$1,464,138
As of December 31, 2022, the fair value of the 2024 Notes and 2028 Notes was $261.6 million and $576.7 million, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. We recognized $30.8 million, $24.9 million and $22.0 million of interest expense related to our Convertible Senior Notes during the years ended December 31, 2022, 2021 and 2020, respectively. Of the interest expense recognized during the years ended December 31, 2022, 2021 and 2020, $6.7 million, $5.3 million and $1.9 million, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At December 31, 2022, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were as follows (in thousands):

2023	19,756
2024	11,065
2025	1,844
2026	500
2027	250
Total	$33,415
Guarantees and indemnification
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at December 31, 2022 or 2021.
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
We were not a party to any material legal proceedings at December 31, 2022, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its second amended complaint ("Second Amended Complaint") on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its third amended complaint ("Third Amended Complaint") to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its answer and counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery concluded in December 2021. On January 21, 2022, Natera, ArcherDX and Invitae moved for summary judgment, wherein Natera seeks a determination on certain legal and equitable defenses and ArcherDX and Invitae seek a determination of non-infringement and invalidity of the asserted patents. The court denied the parties' respective summary judgment motions by order dated February 6, 2023. Trial is set for May 8, 2023.
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
QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. On March 1, 2021, each of ArcherDX and QIAGEN moved for summary judgment on issues relating to infringement and validity of ArcherDX's patents, breach of fiduciary duty and trade secret misappropriation. On June 18, 2021, ArcherDX informed the court that it would not assert the following claims to streamline the issues for trial: trade secret misappropriation, false advertising, deceptive trade practices, and tortious interference. The court denied QIAGEN's motion for summary judgment on trade secret misappropriation as moot on June 21, 2021, denied QIAGEN's motion for summary judgment on breach of fiduciary duty on July 26, 2021, and granted QIAGEN's motion for summary judgment of no literal infringement of the '810 Patent on August 21, 2021. Trial proceeded on August 23 through August 27, 2021, resulting in a unanimous jury verdict, which found that: (i) all asserted claims of the '810 and '597 Patents are valid, (ii) QIAGEN willfully infringed the asserted claims of the '810 patent (under the doctrine of equivalents) and the '597 patent (literal infringement), and (iii) ArcherDX and MGH are entitled to recover approximately $4.7 million in damages. On September 30, 2022, the court issued an order denying QIAGEN's post-trial motion for a new trial or altered verdict, granting QIAGEN's post-trial motion to reduce damages to approximately $4.0 million, granting ArcherDX's post-trial motion for ongoing royalty at a rate of 7% along with supplemental damages and interest, and denying ArcherDX's motion for an injunction with leave to renew after an evidentiary hearing. No date has been set for the hearing on ArcherDX's request for an injunction.
9. Stockholders’ equity
Shares outstanding
Shares of convertible preferred and common stock were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Convertible preferred stock:
Shares outstanding, beginning of period	—	125	125
Conversion into common stock	—	(125)	—
Shares outstanding, end of period	—	—	125

Common stock:
Shares outstanding, beginning of period	228,116	185,886	98,796
Common stock issued in private placement	—	—	16,320
Common stock issued in connection with public offering	2,429	8,932	24,005
Common stock issued on exercise of stock options, net	159	2,068	2,659
Common stock issued pursuant to vesting of RSUs	10,486	4,325	5,304
Common stock issued pursuant to exercises of warrants	—	208	968
Common stock issued pursuant to employee stock purchase plan	2,231	654	671
Common stock issued pursuant to acquisitions	2,141	25,918	37,163
Common stock issued upon conversion of preferred stock	—	125	—
Shares outstanding, end of period	245,562	228,116	185,886

Common Stock
As of December 31, 2022, we had 600 million shares of common stock authorized with a par value of $0.0001. The number of authorized shares increased from 400 million to 600 million during the year ended December 31, 2022.
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). During the year ended December 31, 2021, 124,913 shares of Series A convertible preferred stock were converted into 124,913 shares of common stock. As of December 31, 2022 and 2021, we had 20 million shares of preferred stock authorized, of which 3,458,823 shares were designated as Series A convertible preferred stock. As of December 31, 2022 and 2021, there were no shares of preferred stock or Series A convertible preferred stock outstanding.
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
During the year ended December 31, 2022, we sold a total of 2.4 million shares of common stock under the 2021 Sales Agreement at an average price of $3.99 per share, for gross proceeds of $10.0 million and net proceeds of $9.7 million. During the year ended December 31, 2020, we sold a total of 3.6 million shares of common stock under the common stock sales agreement entered into with Cowen in August 2018 at an average price of $26.33 per share, for gross proceeds of $93.7 million and net proceeds of $90.7 million.
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
RSUs generally vest ratably in annual installments over a period of three years, commencing on the first anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. The vesting schedule for the 2022 grants approved in April 2022 provides that the awards vest ratably in quarterly installments over a period of two years, with certain awards that include a portion that vests immediately upon grant. Grants to the executive team in 2022 vest ratably in annual installments over a period of three years. We have also granted certain awards in connection with our management incentive plan that vest over a period of two years. In June 2019, we granted time-based RSUs in connection with an acquisition and PRSUs that vested based on the achievement of performance conditions, both of which were fully vested as of December 31, 2022. In December 2020, we granted RSUs in connection with an asset acquisition which were fully vested as of December 31, 2022.
Under our management incentive compensation plan, in July 2019 we granted PRSUs to our executive officers as well as other specified senior level employees based on the level of achievement of a specified 2019 revenue goal. One-third of the 0.8 million shares that were ultimately awarded under this plan vested during the year ended December 31, 2020 and the remaining shares vested through March 2022. In June 2020, we granted 0.3 million PRSUs under this plan which are based on the level of achievement of a specified 2020 cash burn goal. Upon achievement of the specified 2020 cash burn goal, 0.3 million shares were ultimately awarded and vested in 2021 over a one-year period. These PRSUs had a grant date fair value of $4.2 million based on an estimated issuance of 0.3 million shares and expectation of the performance conditions. During the years ended December 31, 2022, 2021 and 2020, $2.7 million, $2.7 million and $0.7 million were recorded as stock-based compensation expense related to the awards, respectively.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share data and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2021	10,242	3,034	$11.98	5.5	$16,431
Additional shares reserved	9,125	—
Options granted	(1,121)	1,121	$3.03
Options cancelled	1,455	(1,455)	$12.04
Options exercised	—	(159)	$4.06
RSUs and PRSUs granted	(12,508)	—
RSUs and PRSUs cancelled	5,432	—
Balances at December 31, 2022	12,625	2,541	$8.49	6.6	$16
Options exercisable at December 31, 2022		1,384	$11.21	4.1	$16
Options vested and expected to vest at December 31, 2022		2,383	$8.84	6.1	$16
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The weighted-average fair value of options to purchase common stock granted was $2.07, $22.46 and $10.10 in the years ended December 31, 2022, 2021 and 2020, respectively.

The total grant-date fair value of options to purchase common stock vested was $1.8 million, $2.4 million and $2.8 million in the year ended December 31, 2022, 2021, and 2020, respectively.
The intrinsic value of options to purchase common stock exercised was $0.7 million, $55.0 million and $104.4 million in the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes RSU, including PRSU, activity (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2021	16,247	$26.21
RSUs granted	11,622	$5.58
Time-based RSUs and PRSUs granted - variable	886	$2.47
RSUs vested	(11,428)	$23.03
RSUs cancelled	(5,432)	$16.67
Balance at December 31, 2022	11,895	$11.70
2015 ESPP
In January 2015, we adopted the 2015 ESPP, which became effective upon the closing of the IPO. Employees participating in the ESPP may purchase common stock at 85% of the lesser of the fair market value of common stock on the purchase date or last trading day preceding the offering date. At December 31, 2022, cash received from payroll deductions pursuant to the ESPP was $1.3 million.
The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2016 and continuing through January 1, 2025. At December 31, 2022, a total of 2.1 million shares of common stock are reserved for issuance under the ESPP.
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
Fair value of common stock—The fair value of each share of common stock is based on the closing price of our common stock on the date of grant as reported on the NYSE.
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
The fair value of share-based payments for stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Fair value of common stock	$2.85 - $5.22	$34.90	$16.17 - $16.55
Expected term (in years)	6.0	6.0	6.0
Expected volatility	77.6%	73.5%	71.0%
Risk-free interest rate	3.0%	1.1%	0.5%

The fair value of shares purchased pursuant to the ESPP is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2022, 2021 and 2020, the weighted-average grant date fair value per share for the ESPP was $2.34, $8.10 and $10.98, respectively.
The fair value of the shares purchased pursuant to the ESPP was estimated using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5	0.5	0.5
Expected volatility	200.6%	66.1%	105.7%
Risk-free interest rate	3.6%	0.0%	0.1%
The following table summarizes stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$6,868	$12,033	$8,713
Research and development	113,843	92,407	91,762
Selling and marketing	12,897	15,641	14,418
General and administrative	35,378	59,994	43,854
Restructuring and other costs	30,318	—	—
Total stock-based compensation expense	$199,304	$180,075	$158,747
Stock-based compensation expense included in restructuring and other costs was related to the accelerated vesting of RSUs held by certain employees whose employment was terminated as part of the strategic realignment. Pursuant to the terms and conditions of the Ciitizen transaction, employees were deemed vested in any unvested RSUs at the time of their termination. See Note 11, "Restructuring and other costs" for additional information.
At December 31, 2022, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $3.4 million, which we expect to recognize on a straight-line basis over a weighted-average period of 3.3 years. Unrecognized compensation expense related to RSUs, including PRSUs, and awards that are contingently issuable upon the completion of certain milestones related to our acquisitions of ArcherDX and IntelliGene Health Informatics, LLC at December 31, 2022, net of estimated forfeitures, was $154.0 million, which we expect to recognize on a straight-line basis over a weighted-average period of 1.5 years.
11. Restructuring and other costs
On July 18, 2022, we initiated a strategic realignment of our operations to reduce operating costs and drive future growth aligned with our core genetic testing and data platform and patient network. The strategic realignment includes a reduction in workforce, lab and office space consolidation, portfolio optimization, decrease in other operating expenses, as well as a reduced international footprint. Under this strategic realignment, we reduced our workforce by approximately 1,000 employees with a majority of these employees separating from the Company by September 30, 2022 and the remaining affected employees transitioning over varying periods of time up to 12 months. Employees who were impacted by the restructuring were eligible to receive severance benefits contingent upon an impacted employee’s execution (and non-revocation, where applicable) of a separation agreement, which included a general release of claims against us.
The following table summarizes the expenses related to our strategic realignment recognized in restructuring and other costs in our consolidated statement of operations (in thousands):

Year Ended December 31,
2022
Employee severance and benefits	$65,556
Impairments and losses on disposals of long-lived assets	60,507
Other restructuring costs	14,268
Total restructuring and other costs	$140,331
Employee severance and benefits are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. See Note 10, "Stock incentive plans" for additional information about the accelerated vesting of RSUs. Asset impairments and losses on asset disposals include operating lease impairments, losses on disposals of property and equipment and leasehold improvements associated with exiting lines of business, consolidating lab and office space, and reducing our international footprint. See Note 8, "Commitments and contingencies" under the heading "Leases" for additional information about operating lease impairments. See Note 5, "Goodwill and intangible assets" for additional information about the loss on disposal of property and equipment related to the Singular Bio acquisition and Note 6, "Balance sheet components" for additional information about losses on disposal of property and equipment. Other restructuring costs include the write-off of prepaid assets related to the exit of certain product offerings, legal and professional fees, and contract exit costs.
We expect to incur additional employee severance and benefits expenses up to $1.2 million, and additional other restructuring costs primarily related to third-party costs up to $3.5 million. This reflects the best estimate of the Company, which may be revised in subsequent periods as the strategic realignment progresses.
The following table summarizes the changes in liabilities associated with our strategic realignment initiatives, including restructuring and other costs incurred and cash payments as of December 31, 2022 (in thousands):

	Employee severance and benefits	Other restructuring costs	Total
Beginning balance	$—	$—	$—
Accruals	35,237	7,405	42,642
Payments	(32,974)	(5,464)	(38,438)
Balance at December 31, 2022	$2,263	$1,941	$4,204
The restructuring liabilities are included in accrued liabilities in the consolidated balance sheets. We expect that substantially all of the remaining accrued restructuring liabilities will be paid in cash over the next 12 months. The charges recognized in the roll forward of our accrued restructuring liabilities do not include items charged directly to expense for losses on asset disposals, accelerated vesting of RSUs, and other periodic exit costs, as those items are not reflected in our restructuring liabilities in our consolidated balance sheets.
12. Income taxes
We recorded a benefit for income taxes in the years ended December 31, 2022, 2021 and 2020. The components of net loss before taxes by U.S. and foreign jurisdictions are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$3,147,669	$414,657	$712,409
Foreign	3,528	1,206	1,861
Total	$3,151,197	$415,863	$714,270
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Foreign	1,338	(2,069)	(171)
Total current benefit (expense) for income taxes	1,338	(2,069)	(171)
Deferred:
Federal	22,368	28,348	94,279
State	19,512	8,809	17,730
Foreign	1,686	1,769	262
Total deferred benefit for income taxes	43,566	38,926	112,271
Total income tax benefit	$44,904	$36,857	$112,100

The following table presents a reconciliation of the tax expense computed at the statutory federal rate and our tax expense for the periods presented:

	Year Ended December 31,
	2022	2021	2020
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes (net of federal benefit)	0.9%	7.3%	3.4%
Stock-based compensation	(1.2)%	(1.2)%	(1.6)%
Research and development credits	0.4%	3.8%	1.1%
Non-deductible expenses	—%	(0.9)%	(0.7)%
Foreign tax differential	0.1%	(0.1)%	—%
Acquisition contingent liabilities	0.1%	18.5%	(0.8)%
Non-deductible impairment expense	(14.9)%	—%	—%
Change in valuation allowance	(4.9)%	(39.5)%	(6.7)%
Total	1.5%	8.9%	15.7%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$595,301	$530,663
Tax credits	49,615	36,188
R&D capitalization and amortization	72,358	6,202
Revenue recognition differences	—	2,560
Leasing liabilities	36,986	34,403
Accruals and other	41,198	36,689
Gross deferred tax assets	795,458	646,705
Valuation allowance	(542,900)	(386,950)
Total deferred tax assets	252,558	259,755
Deferred tax liabilities:
Amortization and depreciation	(216,899)	(277,719)
Revenue recognition differences	(14,180)	—
Leasing assets	(29,609)	(33,732)
Total deferred tax liabilities	(260,688)	(311,451)
Net deferred tax liabilities	$(8,130)	$(51,696)
The Company historically established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. In 2022 the Company released approximately $41.9 million of its valuation allowance, primarily due to the release of federal and state valuation allowances as a result of the reclassification of ArcherDX's IVD and PCM in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing finite-lived deferred tax assets for which a valuation allowance had previously been established.
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
Due to the overall increase of deferred tax assets, the Company's valuation allowance also increased from the prior year. The Company's valuation allowance increased by $155.9 million, $177.6 million, and $64.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the Company had net operating loss carryforwards of approximately $2.4 billion and $1.5 billion available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Of the $2.4 billion, $285.0 million will begin to expire in 2030 while $2.1 billion have no expiration date. The state net operating loss carryforwards will begin to expire in 2030.
As of December 31, 2022, the Company had research and development credit carryforwards of approximately $79.9 million and $32.2 million available to reduce our future tax liability, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2030. California credit carryforwards have no expiration date.
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
In addition, the Company also performed a section 382 analysis in 2022 with respect to our operating loss and credit carryforwards. The Company concluded while an ownership change occurred in 2020 as defined under IRC section 382, none of the Company's net operating loss carryforwards would expire unused solely as a result of annual limitations imposed on the use of the carryforwards under IRC sections 382 and 383.
Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the Tax Cuts and Job Acts of 2017, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for withholding taxes, which would be applicable in some jurisdiction.
As of December 31, 2022, we had unrecognized tax benefits of $59.3 million, which primarily relates to research and development credits, $0.2 million of which would currently affect the Company's effective tax rate if recognized due to the Company's valuation allowance against its deferred tax assets. During the year, the Company benchmarked the reserves of similar tax positions within the industry based on IRS and state audits of comparable companies. Based on its analysis, the Company decreased its unrecognized tax benefits to more closely align with other comparable companies within the industry. As these reserves relate primarily to research and development credits which have a full valuation allowance, such adjustments did not impact the Company's income tax provision. Unrecognized tax benefits are not expected to materially change in the next 12 months.
On November 3, 2022, the Dutch tax authorities published a decree on the Anti-Tax Avoidance Directive 2 (“ATAD2”) that relieves the Company of the application of ATAD2 in Netherlands. As a result, the Company has released $1.7 million of related reserve for the uncertain tax position.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefits, beginning of period	$46,669	$21,965	$26,985
Gross increases—current period tax positions	14,161	18,165	8,368
Gross increases—prior period tax positions	243	6,539	53
Gross decreases—prior period tax positions	(1,739)	—	(13,441)
Unrecognized tax benefits, end of period	$59,334	$46,669	$21,965
The Company's policy is to include penalties and interest expense related to income taxes as a component of tax expense. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2022, 2021 and 2020.
The Company's major tax jurisdictions are the United States and California. All of the Company's tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending.

13. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2022	2021	2020
Net loss	$(3,106,293)	$(379,006)	$(602,170)
Shares used in computing net loss per share, basic and diluted	235,676	210,946	134,587
Net loss per share, basic and diluted	$(13.18)	$(1.80)	$(4.47)
The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Shares of common stock subject to outstanding options	3,113	4,069	6,878
Shares of common stock subject to outstanding warrants	—	29	405
Shares of common stock subject to outstanding RSUs	17,874	9,146	5,590
Shares of common stock subject to outstanding PRSUs	148	737	1,658
Shares of common stock pursuant to ESPP	1,891	425	294
Shares of common stock underlying Series A convertible preferred stock	—	93	125
Shares of common stock subject to Convertible Senior Notes conversion	38,403	38,403	8,371
Total shares of common stock equivalents	61,429	52,902	23,321
14. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$457,061	$404,013	$255,680
United Kingdom	9,185	5,485	2,185
Canada	8,779	7,553	4,529
Germany	5,445	8,102	2,299
Rest of world	35,833	35,296	14,905
Total revenue	$516,303	$460,449	$279,598
As of December 31, 2022, 2021 and 2020, our long-lived assets were primarily located in the United States other than operating lease assets representing our right-of-use for leased facilities in Australia, Belgium and Israel.

15. Selected quarterly data (unaudited)
The following tables summarize our quarterly financial information for 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenue	$123,691	$136,622	$133,536	$122,454
Cost of revenue	$97,116	$110,340	$116,956	$92,844
Loss from operations	$(213,233)	$(2,520,331)	$(289,951)	$(94,895)
Net loss	$(181,859)	$(2,523,461)	$(301,156)	$(99,817)
Net loss per share, basic and diluted (1)	$(0.80)	$(10.87)	$(1.27)	$(0.41)

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Revenue	$103,621	$116,312	$114,395	$126,121
Cost of revenue	$75,491	$89,331	$87,741	$96,106
(Loss) income from operations	$(112,364)	$128,609	$(193,312)	$(214,574)
Net (loss) income	$(109,492)	$133,786	$(198,176)	$(205,124)
Net (loss) income per share, basic(1)	$(0.56)	$0.66	$(0.91)	$(0.90)
Net (loss) income per share, diluted(1)	$(0.56)	$0.53	$(0.91)	$(0.90)
___________________________________________________________________
(1)    Net (loss) income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net (loss) income per share information may not equal annual net (loss) income per share.
16. Subsequent events
Payments made on 2020 Term Loan
On February 7, 2023, the Company made a $53.7 million payment which reduced the principal balance of the 2020 Term Loan by $50.0 million and included a $3.0 million prepayment fee, with the remainder attributable to interest. The payment was made by the Company at its sole election.
On February 28, 2023, the Company repaid the remaining principal balance outstanding of $85.0 million plus outstanding interest of $1.9 million and a prepayment fee of $5.1 million.
Debt transactions
On February 28, 2023, the Company announced it has entered into agreements with certain holders of the currently outstanding 2024 Notes. Under the terms of the agreement, Company will (a) exchange approximately $305.7 million aggregate principal amount of the 2024 Notes for approximately $275.3 million aggregate principal amount of its new 4.50% Series A Convertible Senior Secured Notes due 2028 (“New 2028 Notes”) and $30.6 million of the Company’s common stock and (b) issue and sell $30.0 million of New 2028 Notes for cash (collectively, the “Transactions”). The Transactions are subject to customary closing conditions and are expected to close on or about March 7, 2023. The New 2028 Notes will be issued pursuant to an indenture.
Under the terms of the agreement, the Company will have the option prior to the maturity date to redeem all or any portion of the principal amount of the New 2028 Notes for cash and warrants to purchase common stock at a ratio as outlined in the indenture. The New 2028 Notes will be convertible at any time prior to the maturity date at the option of the holders, subject to a beneficial ownership cap. In addition, prior to such time that the Company obtains stockholder approval for the issuance of shares of common stock in excess of the limitations imposed by the NYSE rules (the “NYSE Cap”), the holder is prohibited from converting New 2028 Notes into shares of common stock in excess of such NYSE Cap and the Company would instead be required to settle any conversion in cash if the Company is not able to obtain the stockholder approval within the grace period specified in the indenture. The New 2028 Notes will be secured by (i) a security interest in substantially all of the assets of the Company and its material subsidiaries and (ii) a pledge of the equity interests of the Company’s direct and indirect material subsidiaries. The indenture includes specific affirmative and restrictive covenants agreed to by the Company.

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
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining internal control over our financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8. of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Invitae Corporation
Opinion on Internal Control Over Financial Reporting

We have audited Invitae Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Invitae Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Invitae Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
San Mateo, California
February 28, 2023

ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors,” contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2022 in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders, or the Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information about our executive officers” and is incorporated herein by reference.
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
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees. The Code of Business Conduct and Ethics set forth the basic principles that guide the business conduct of our employees. Our board of directors has also adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer and Chief Financial Officer as well as other key management employees addressing ethical issues. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are each posted on our website www.invitae.com. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers can only be amended by the approval of a majority of our board of directors. Any waiver to the Code of Business Conduct and Ethics for an executive officer or director or any waiver of the Code of Ethics for Senior Financial Officers may only be granted by our board of directors or our nominating and corporate governance committee and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee. Stockholders may request a free copy of our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers by contacting Invitae Corporation, Attention: Chief Financial Officer, 1400 16th Street, San Francisco, California 94103. None of the materials on, or accessible through, our website is part of this report or incorporated by reference herein.
To date, there have been no waivers under our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers or waivers of such codes granted to executive officers and directors on our website at www.invitae.com within four business days following the date of such amendment or waiver.
Our board of directors has appointed an Audit Committee, comprised of Christine M. Gorjanc, Geoffrey S. Crouse, Kimber D. Lockhart and William H. Osborne. The board of directors has determined that each of Ms. Gorjanc and Mr. Crouse qualifies as an "audit committee financial expert" under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the current rules of the New York Stock Exchange and Securities and Exchange Commission rules and regulations.
ITEM 11.    Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” contained in the Proxy Statement.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the disclosure appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions,” "Corporate Governance" and “Director Independence” contained in the Proxy Statement.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

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
3.Exhibits: See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.
(b)Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herein

2.1@	Agreement and Plan of Merger and Plan of Reorganization, dated as of June 21, 2020, by and among Invitae Corporation, Apollo Merger Sub A Inc., Apollo Merger Sub B LLC, ArcherDX, Inc. and Kyle Lefkoff, solely in his capacity as holders’ representative.	8-K	2.1	6/24/2020

2.2@^	Unit Purchase Agreement, dated as of March 10, 2020, by and among Invitae Corporation, David Colaizzi, Chris Howlett, Anthony Muhlenkamp, Gerald Schneider, and Matt Lehrian.	10-Q	2.2	8/4/2020

3.1	Restated Certificate of Incorporation.	8-K	3.1	2/23/2015

3.1.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Invitae Corporation.	8-K	3.1	8/1/2017

3.2	Amended and Restated Bylaws.	8-K	3.1	3/23/2021

4.1	Form of Common Stock Certificate.	10-K	4.1	2/26/2021

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

4.3	Indenture, dated as of September 10, 2019, between Invitae Corporation and U.S. Bank National Association, as trustee (including form of Note).	8-K	4.1	9/11/2019

4.4	Indenture, dated as of April 8, 2021, between Invitae Corporation and U.S. Bank National Association (including form of Note).	8-K	4.1	4/8/2021

4.5	Amended and Restated Registration Rights Agreement, dated as of July 31, 2017.	8-K	10.4	8/1/2017

4.6@	Registration Rights Agreement, dated as of October 2, 2020, by and among Invitae Corporation and the investors party thereto.	8-K	10.2	10/5/2020

10.1#	Form of Indemnification Agreement between Invitae Corporation and its officers and directors.	S-1 (File No. 333-201433)	10.1	1/9/2015

10.2	Lease Agreement dated as of September 2, 2015 by and between Invitae Corporation and 1400 16th Street LLC.	8-K	10.1	9/4/2015

10.3	Lease Agreement, dated as of April 20, 2021, by and between Invitae Corporation and APB Owned LLC.	8-K	10.1	4/23/2021

10.4@^	Credit Agreement and Guaranty, dated as of October 2, 2020, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent.	8-K	10.3	10/5/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herein
10.5	Amendment No. 1, dated as of April 3, 2021, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent, to Credit Agreement and Guaranty, dated as of October 2, 2020, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent.	8-K	10.2	4/5/2021

10.6	Amendment No. 2, dated as of September 20, 2021, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent, to Credit Agreement and Guaranty, dated as of October 2, 2020, by and among Invitae Corporation, the subsidiary guarantors from time to time party thereto, the lenders party thereto and Perceptive Credit Holdings III, LP, as the Administrative Agent.	10-Q	10.1	11/9/2021

10.7#	Invitae Corporation 2015 Stock Incentive Plan, as amended and restated as of August 31, 2021.	10-Q	10.3	11/9/2021

10.8#	Form of Notice of Stock Option Grant and Non-Qualified Stock Option Agreement for awards granted under the Invitae Corporation 2015 Stock Incentive Plan.	S-1 (File No. 333-201433)	10.6	2/11/2015

10.9#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for awards granted under the Invitae Corporation 2015 Stock Incentive Plan.	S-1 (File No. 333-201433)	10.7	2/11/2015

10.10#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for awards granted under the Invitae Corporation 2015 Stock Incentive Plan.	8-K	10.1	8/6/2015

10.11#	Form of Notice of Time-Based Restricted Stock Unit Award and Time-Based Restricted Stock Unit Agreement for awards granted under the Invitae Corporation 2015 Stock Incentive Plan (Inducement).	10-Q	10.2	8/6/2019

10.12#^	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement for awards under the Invitae Corporation 2015 Stock Incentive Plan (Inducement).	10-Q	10.3	8/6/2019

10.13#	Form of Global Restricted Stock Unit Agreement under the Invitae Corporation 2015 Stock Incentive Plan.	10-Q	10.4	11/9/2021

10.14#	Invitae Corporation Employee Stock Purchase Plan, as amended and restated as of October 14, 2021.	10-Q	10.2	11/9/2021

10.15#	ArcherDX, Inc. 2015 Equity Incentive Plan, as amended, and forms of agreements thereunder.	10-K	10.21	2/26/2021

10.16#	Stratify Genomics Inc. 2018 Equity Incentive Plan, as amended by Amendment No. 1 and Amendment No. 2.	10-K	10.16	3/1/2022

10.17	Form of Warrant to Purchase Common Stock between Oxford Capital, LLC and Invitae Corporation.	10-K	10.14	3/16/2017

10.18	Sales Agreement, dated May 4, 2021, between Invitae Corporation and Cowen and Company, LLC.	8-K	1.1	5/4/2021

10.19#	Offer Letter, dated as of June 1, 2020, by and between Invitae Corporation and Kenneth D. Knight.	8-K	10.1	6/26/2020

10.20#	Offer Letter, dated as of May 19, 2021, by and between Invitae Corporation and Roxi Wen.	8-K	10.1	6/11/2021

10.21#	Change of Control and Severance Agreement, dated as of April 23, 2021, by and between Invitae Corporation and Sean George.	10-Q	10.5	8/9/2021

10.22#	Form of Change of Control and Severance Agreement, between Invitae Corporation and certain officers.	10-Q	10.6	8/9/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herein
10.23@	Support Agreement, dated as of September 23, 2020, by and among Invitae Corporation and certain securityholders of ArcherDX, Inc.	8-K	10.4	10/5/2020

10.24	Investment Agreement, dated as of April 3, 2021, by and among Invitae Corporation and parties listed therein (including form of Indenture relating to 1.50% Convertible Senior Notes due 2028).	8-K	10.1	4/5/2021

10.25#	Change of Control and Severance Agreement, dated July 18, 2022, by and between Invitae Corporation and Kenneth D. Knight.	10-Q	10.1	11/8/2022

10.26#	Transition and Separation Agreement, dated as of July 17, 2022, by and between Invitae Corporation and Sean George.	10-Q	10.2	11/8/2022

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (contained on the signature page to this Form 10-K).				X

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Principal Executive Officer's Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

32.2*	Principal Financial Officer's Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included as Exhibit 101).
__________________________________________

#	Indicates management contract or compensatory plan or arrangement.
@	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
^	Portions of this exhibit have been redacted in accordance with Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K.
*	In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10‑K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.
(c)Financial Statement Schedules: Reference is made to Item 15(a)(2) above.
ITEM 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVITAE CORPORATION
By:	/s/ Kenneth D. Knight
Kenneth D. Knight
Chief Executive Officer
Principal Executive Officer
Date: February 28, 2023

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth D. Knight and Yafei (Roxi) Wen, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ Kenneth D. Knight	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2023
Kenneth D. Knight

/s/ Yafei (Roxi) Wen	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Yafei (Roxi) Wen

/s/ Robert F. Werner	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Robert F. Werner

/s/ Randal W. Scott, Ph.D.	Chair of the Board and Director	February 28, 2023
Randal W. Scott, Ph.D.

/s/ Eric Aguiar, M.D.	Director	February 28, 2023
Eric Aguiar, M.D.

/s/ Geoffrey S. Crouse	Director	February 28, 2023
Geoffrey S. Crouse

/s/ Christine M. Gorjanc	Director	February 28, 2023
Christine M. Gorjanc

/s/ Kimber D. Lockhart	Director	February 28, 2023
Kimber D. Lockhart

/s/ Chitra Nayak	Director	February 28, 2023
Chitra Nayak

/s/ William H. Osborne	Director	February 28, 2023
William H. Osborne