Form 10-Q
period 2023-03-31
Invitae Corp
filed 2023-05-09
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of May 5, 2023 was 260,674,728.

PART I — Financial Information
ITEM 1. Condensed Consolidated Financial Statements
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$161,197	$257,489
Marketable securities	217,501	289,611
Accounts receivable	85,592	96,148
Inventory	19,070	30,386
Prepaid expenses and other current assets	20,908	19,496
Total current assets	504,268	693,130
Property and equipment, net	95,445	108,723
Operating lease assets	78,051	106,563
Restricted cash	10,034	10,030
Intangible assets, net	981,888	1,012,549
Other assets	21,977	23,121
Total assets	$1,691,663	$1,954,116
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$11,903	$13,984
Accrued liabilities	85,131	74,388
Operating lease obligations	16,374	14,600
Finance lease obligations	4,870	5,121
Convertible senior secured notes, current portion (at fair value)	71,902	—
Total current liabilities	190,180	108,093
Operating lease obligations, net of current portion	143,744	134,386
Finance lease obligations, net of current portion	2,529	3,780
Debt	—	122,333
Convertible senior notes, net	1,169,374	1,470,783
Convertible senior secured notes, net of current portion (at fair value)	211,036	—
Deferred tax liability	7,130	8,130
Other long-term liabilities	4,326	4,775
Total liabilities	1,728,319	1,852,280
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Common stock	26	25
Accumulated other comprehensive loss	(108)	(80)
Additional paid-in capital	4,984,750	4,931,032
Accumulated deficit	(5,021,324)	(4,829,141)
Total stockholders’ (deficit) equity	(36,656)	101,836
Total liabilities and stockholders’ (deficit) equity	$1,691,663	$1,954,116
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Test revenue	$112,623	$119,497
Other revenue	4,733	4,194
Total revenue	117,356	123,691
Operating expenses:
Cost of revenue	88,442	97,116
Research and development	61,978	128,236
Selling and marketing	44,510	60,144
General and administrative	45,241	51,428
Restructuring and other costs	52,556	—
Total operating expenses	292,727	336,924
Loss from operations	(175,371)	(213,233)
Other (expense) income, net:
Loss on extinguishment of debt, net	(10,822)	—
Debt issuance costs	(19,859)	—
Change in fair value of convertible senior secured notes	18,304	—
Change in fair value of acquisition-related liabilities	218	10,003
Other income, net	5,883	436
Total other (expense) income, net	(6,276)	10,439
Interest expense	(11,496)	(13,985)
Net loss before taxes	(193,143)	(216,779)
Income tax benefit	960	34,920
Net loss	$(192,183)	$(181,859)
Net loss per share, basic and diluted	$(0.77)	$(0.80)
Shares used in computing net loss per share, basic and diluted	249,907	228,470

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(192,183)	$(181,859)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	143	(778)
Changes in fair value attributable to instrument-specific credit risk of convertible senior secured notes measured at fair value, net of tax	(171)	—
Comprehensive loss	$(192,211)	$(182,637)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Common stock:
Balance, beginning of period	$25	$23
Common stock issued	1	—
Balance, end of period	26	23

Accumulated other comprehensive loss:
Balance, beginning of period	(80)	(7)
Unrealized income (loss) on available-for-sale marketable securities, net of tax	143	(778)
Changes in fair value attributable to instrument-specific credit risk of convertible senior secured notes measured at fair value, net of tax	(171)	—
Balance, end of period	(108)	(785)

Additional paid-in capital:
Balance, beginning of period	4,931,032	4,701,230
Common stock issued in connection with the exchange of convertible senior notes due 2024	23,461	—
Common stock issued on exercise of stock options, net	1	425
Common stock and equity awards issued pursuant to acquisitions	1,063	1,660
Stock-based compensation expense	29,193	46,087
Balance, end of period	4,984,750	4,749,402

Accumulated deficit:
Balance, beginning of period	(4,829,141)	(1,722,848)
Net loss	(192,183)	(181,859)
Balance, end of period	(5,021,324)	(1,904,707)
Total stockholders' (deficit) equity	$(36,656)	$2,843,933

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(192,183)	$(181,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairments and losses on disposals of long-lived assets, net	50,354	—
Depreciation and amortization	34,963	27,100
Stock-based compensation	29,193	46,822
Amortization of debt discount and issuance costs	3,022	3,883
Loss on extinguishment of debt, net	10,822	—
Debt issuance costs	19,859	—
Change in fair value of convertible senior secured notes	(18,304)	—
Remeasurements of liabilities associated with business combinations	(218)	(10,003)
Benefit from income taxes	(960)	(34,920)
Post-combination expense for acceleration of unvested equity and deferred stock compensation	830	1,660
Amortization of premiums and discounts on investment securities	(2,949)	570
Non-cash lease expense	3,111	1,286
Other	824	674
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	10,556	(14,172)
Inventory	11,316	(9,941)
Prepaid expenses and other current assets	(1,412)	1,654
Other assets	163	(1,984)
Accounts payable	(1,942)	22,863
Accrued expenses and other long-term liabilities	8,557	(1,176)
Net cash used in operating activities	(34,398)	(147,543)
Cash flows from investing activities:
Purchases of marketable securities	(126,053)	(550,541)
Proceeds from maturities of marketable securities	201,255	121,933
Purchases of property and equipment	(1,324)	(20,848)
Net cash provided by (used in) investing activities	73,878	(449,456)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1	425
Proceeds from issuance of Series B convertible senior secured notes due 2028	30,000	—
Payments for debt issuance costs and prepayment fees	(28,014)	—
Repayment of debt	(135,000)	—
Finance lease principal payments	(1,289)	(1,330)
Settlement of acquisition obligations	(1,466)	(15)
Net cash used in financing activities	(135,768)	(920)
Net decrease in cash, cash equivalents and restricted cash	(96,288)	(597,919)
Cash, cash equivalents and restricted cash at beginning of period	267,519	933,525
Cash, cash equivalents and restricted cash at end of period	$171,231	$335,606

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$—	$4,472
Purchases of property and equipment in accounts payable and accrued liabilities	$579	$11,675
Common stock issued for acquisition of businesses	$233	$—
Exchange of convertible senior notes due 2024	$(302,941)	$—
Exchange for convertible senior secured notes due 2028	$301,071	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and we changed our name to Invitae Corporation in 2012. We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women's health, rare diseases and pharmacogenomics. To augment our portfolio and realize our mission, we have previously acquired multiple assets and businesses that further expanded our test menu and suite of digital health and offerings and accelerated our entry into key genomics markets. We are building a platform to harness genetics to diagnose more patients correctly and earlier, while enabling our strategic partners to bring therapies to market faster. Invitae operates in one segment.
Strategic realignment
On July 18, 2022, the Company initiated a strategic realignment of our operations and began implementing cost reduction programs to prioritize its core genetic testing and digital health and data platforms, which was approved by the board of directors of the Company on July 16, 2022. See Note 10, "Restructuring and other costs" for additional information regarding our strategic realignment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$161,197	$325,331
Restricted cash	10,034	10,275
Total cash, cash equivalents and restricted cash	$171,231	$335,606
Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, operating and finance leases obligations, liabilities associated with business combinations, and convertible senior notes. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of our operating and finance leases approximates their fair values. Liabilities associated with business combinations and the convertible senior secured notes due 2028 are recorded at their estimated fair value.
Fair value option election
The fair value option provides an election that allows an entity to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We have elected to apply the fair value option to our 4.50% Series A and B convertible senior secured notes due 2028 (collectively, the "Senior Secured 2028 Notes") and stock payable liabilities resulting from business combinations.
The convertible senior secured notes accounted for under the fair value option election pursuant to Accounting Standards Codification ("ASC") 825, Financial Instruments, are each a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and recurring estimated fair value measurements under ASC 815, Derivatives and Hedging. Notwithstanding, ASC 825 provides for the fair value option election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments. When the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date. The estimated fair value adjustment related to the portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive loss, with the remaining amount of the fair value adjustment recognized in other (expense) income, net in our condensed consolidated statements of operations. We have elected to present the component related to accrued interest in the change in fair value of the Senior Secured 2028 Notes.
In circumstances where an acquisition involves certain indemnification hold-backs that are settled in shares of our common stock, we recognize a stock payable liability based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. We remeasure this liability each reporting period and record changes in the fair value related to stock payable liabilities in other income (expense), net in our condensed consolidated statements of operations.
Restructuring and other costs
Restructuring and other costs are comprised of employee severance and benefits, asset impairments and losses on asset disposals, and other costs primarily related to implementing our strategic realignment. Employee severance and benefit costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of stock awards related to workforce reductions. We recognize costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit and Disposal Cost Obligations, and other costs and liabilities associated with nonretirement postemployment benefits in accordance with ASC 712, Nonretirement Postemployment Benefits. Liabilities are based on the estimate of fair value in the period the liabilities are incurred, with subsequent changes to the liability recognized as adjustments in the period of change. We recognize losses on asset disposals in accordance with ASC 360, Impairment or Disposal of Long-

Lived Assets. Restructuring and other costs are recognized as an operating expense within the condensed consolidated statements of operations and related liabilities are recorded within accrued liabilities in the condensed consolidated balance sheets.
Recent accounting pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the "FASB") for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our condensed consolidated financial statements.
Recently adopted accounting pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The Company adopted the amendments in this update on January 1, 2023 with no impact to our consolidated financial statements at the date of adoption. The amendments will be applied prospectively to future business combinations.
3. Revenue, accounts receivable and deferred revenue
Test revenue is generated from sales of diagnostic tests and precision oncology products to two groups of customers: patients, consideration for which may be paid directly by the patients or the patients' insurance carriers, and institutions (e.g., hospitals, clinics, medical centers and biopharmaceutical partners). Amounts billed and collected, and the timing of collections, vary based on the type of customer and the corresponding payer, including the patients' insurance carriers that are paying on behalf of the customer. Data and service revenue consists principally of revenue recognized for the performance of activities outlined in biopharmaceutical development contracts and other collaboration and genome network agreements.
The following tables present disaggregated revenue by customer and product offering by category (in thousands):

	Patient		Institution	Three Months Ended March 31, 2023
	Insurance	Direct
Product:
Oncology	$50,615	$1,705	$7,986	$60,306
Women's health	20,210	3,412	1,259	24,881
Rare diseases	11,427	2,389	6,316	20,132
Data/services	—	—	12,037	12,037
Total revenue	$82,252	$7,506	$27,598	$117,356

	Patient		Institution	Three Months Ended March 31, 2022
	Insurance	Direct
Product:
Oncology	$48,538	$3,436	$20,201	$72,175
Women's health	16,765	6,004	2,022	24,791
Rare diseases	6,601	2,717	6,265	15,583
Data/services	—	—	11,142	11,142
Total revenue	$71,904	$12,157	$39,630	$123,691

We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. Cash collections for certain tests delivered may differ from rates originally estimated. In subsequent periods, we update our estimate of the amounts recognized for previously delivered tests resulting in the following (decreases) increases to revenue and (decreases) increases to our net (loss) income from operations and basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Revenue	$(3.0)	$1.1
(Loss) income from operations	$(3.0)	$1.1
Net (loss) income per share, basic and diluted	$(0.01)	$0.00
Accounts receivable
The majority of our accounts receivable represents amounts billed to customers for test and data and service activities, and estimated amounts to be collected from patients' insurance carriers for test services.
We record a contract asset for services delivered under certain biopharmaceutical contracts, which are unbilled as of the end of the period. The contract receivable was $1.1 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively, and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. We recognized revenue of $2.1 million from deferred revenue during the three months ended March 31, 2023. The current contract liability was $5.7 million and $4.8 million as of March 31, 2023 and December 31, 2022, respectively, which was included in accrued liabilities in the condensed consolidated balance sheets. The long-term contract liability was $36 thousand and $0.1 million at March 31, 2023 and December 31, 2022, respectively, and was included in other long-term liabilities in the condensed consolidated balance sheets.
Refund liability
As part of our strategic realignment, we terminated early or changed the scope of several companion diagnostic development contracts with milestones in progress. Upon termination, we recorded a refund liability related to the remaining outstanding performance-based milestones. During the three months ended March 31, 2023, we recorded settlement activity associated with the early termination of a companion diagnostic contract. The refund liability was $2.5 million and $4.7 million as of March 31, 2023 and December 31, 2022, respectively, which was included in accrued liabilities in the condensed consolidated balance sheets.
Performance obligations
Test and other revenue are generally recognized upon completion of our performance obligation when or as control of the promised good or service is transferred to the customer, which is typically a test report, or upon shipment of our precision oncology products or other contractually defined milestone(s). The Company has applied the practical expedient in relation to information about our remaining performance obligations, as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. Most remaining performance obligations are primarily related to Personalized Cancer Monitoring ("PCM") services included in test revenue in our condensed consolidated statement of operations and are generally satisfied over one to six months.

4. Intangible assets
The following table presents details of our acquired intangible assets as of March 31, 2023 (in thousands):

	March 31, 2023
	Cost	Accumulated Amortization	Asset Disposals	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$40,928	$(18,577)	$—	$22,351	10.8
Developed technology	1,138,702	(193,796)	(2,051)	942,855	10.8
Trade name	21,072	(4,390)	—	16,682	12.0
	$1,200,702	$(216,763)	$(2,051)	$981,888	10.8
The following table presents details of our acquired intangible assets as of December 31, 2022 (in thousands):

	December 31, 2022
	Cost	Accumulated Amortization	Asset Disposals	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$41,515	$(17,675)	$(359)	$23,481	10.8
Developed technology	1,174,506	(183,133)	(19,426)	971,947	10.8
Non-compete agreement	286	(286)	—	—	—
Trade name	21,085	(3,964)	—	17,121	12.0
Patent assets and licenses	495	(156)	(339)	—	—
Right to develop new technology	19,359	(2,474)	(16,885)	—	—
	$1,257,246	$(207,688)	$(37,009)	$1,012,549	10.8
Acquisition-related intangibles included in the above tables are generally finite-lived and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $28.6 million and $20.2 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense is recorded in cost of revenue, research and development, and selling and marketing expense in our condensed consolidated statements of operations.
In March 2023, we decided to cease development of acquired technology focused on informing clinical decisions as management continued to evaluate its investments in development. During the three months ended March 31, 2023, we wrote-off the remaining carrying value of the related developed technology intangible asset of $2.1 million and recognized $1.0 million for related contractual obligations, which are included in restructuring and other costs in the condensed consolidated statements of operations. See Note 10, "Restructuring and other costs" for additional information.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of March 31, 2023 (in thousands):

2023 (remainder of year)	$85,559
2024	113,800
2025	112,046
2026	112,012
2027	111,346
Thereafter	447,125
Total estimated future amortization expense	$981,888

5. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$18,913	$29,992
Work in progress	157	382
Finished goods	—	12
Total inventory	$19,070	$30,386
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$72,184	$73,095
Laboratory equipment	62,267	67,261
Computer equipment	13,368	13,511
Furniture and fixtures	1,364	1,427
Construction-in-progress	14,186	21,006
Other	5,955	2,996
Total property and equipment, gross	169,324	179,296
Accumulated depreciation	(73,879)	(70,573)
Total property and equipment, net	$95,445	$108,723
Depreciation expense was $5.4 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.
During the first quarter of 2023, we decided to exit certain leased premises and we recognized a loss on disposal of property and equipment, net of $8.5 million during the three months ended March 31, 2023 for related lab equipment and leasehold improvements, which is included in restructuring and other costs in our condensed consolidated statement of operations. See Note 7, "Commitments and contingencies" and Note 10, "Restructuring and other costs" for additional information.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and related expenses	$33,424	$25,315
Accrued expenses	32,394	23,628
Compensation and other liabilities associated with business combinations	3,881	5,335
Deferred revenue	5,721	4,814
Accrued interest	62	6,646
Accrued royalties	2,421	3,177
Other accrued liabilities	7,228	5,473
Total accrued liabilities	$85,131	$74,388
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
Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.
The following tables set forth the fair value of our financial instruments that were measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$169,399	$—	$—	$169,399	$169,399	$—	$—
U.S. Treasury notes	33,042	11	—	33,053	33,053	—	—
U.S. government agency securities	184,395	53	—	184,448	—	184,448	—
Total financial assets	$386,836	$64	$—	$386,900	$202,452	$184,448	$—

Financial liabilities:
Stock payable liability				$300	$—	$—	$300
Contingent consideration				25	—	—	25
Convertible senior secured notes				282,938	—	—	282,938
Total financial liabilities				$283,263	$—	$—	$283,263

March 31, 2023
Reported as:
Cash equivalents	$159,365
Restricted cash	10,034
Marketable securities	217,501
Total cash equivalents, restricted cash, and marketable securities	$386,900

Convertible senior secured notes, current portion	$71,902
Convertible senior secured notes, net of current portion	211,036
Other long-term liabilities	325
Total liabilities	$283,263

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$158,931	$—	$—	$158,931	$158,931	$—	$—
U.S. Treasury notes	193,685	1	(123)	193,563	193,563	—	—
U.S. government agency securities	96,006	55	(13)	96,048	—	96,048	—
Total financial assets	$448,622	$56	$(136)	$448,542	$352,494	$96,048	$—

Financial liabilities:
Stock payable liability				$744	$—	$—	$744
Contingent consideration				25	—	—	25
Total financial liabilities				$769	$—	$—	$769

December 31, 2022
Reported as:
Cash equivalents	$148,901
Restricted cash	10,030
Marketable securities	289,611
Total cash equivalents, restricted cash, and marketable securities	$448,542

Other long-term liabilities	$769
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. At March 31, 2023, the remaining contractual maturities of available-for-sale securities ranged from zero to three months. Interest income generated from our investments was $2.0 million and $1.2 million during the three months ended March 31, 2023 and 2022, respectively, which is included in other income, net in the condensed consolidated statements of operations.
The total fair value of investments with unrealized losses at March 31, 2023 was zero. None of the available-for-sale securities held as of March 31, 2023 have been in an unrealized loss position for more than one year. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of March 31, 2023, because the change in market value of those securities has resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. For marketable securities in an unrealized loss position, we assess our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered. The cost of securities sold is based on the specific identification method.

The following tables include a rollforward of the stock payable liability, contingent consideration, and Senior Secured 2028 Notes classified within Level 3 of the fair value hierarchy (in thousands):

	Stock Payable Liability	Contingent Consideration	Convertible Senior Secured Notes
Fair value at December 31, 2022	$744	$25	$—
Issuance of convertible senior secured notes at fair value	—	—	301,071
Changes in fair value	(218)	—	(18,304)
Changes in fair value related to instrument-specific credit risk	—	—	171
Settlements	(226)	—	—
Fair value at March 31, 2023	$300	$25	$282,938

	Stock Payable Liability	Contingent Consideration
Fair value at December 31, 2021	$20,925	$1,875
Change in fair value	(10,003)	154
Fair value at March 31, 2022	$10,922	$2,029
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. The change in fair value related to stock payable liabilities was income of $0.2 million and $10.0 million during the three months ended March 31, 2023 and 2022, respectively, which is recorded in change in fair value of acquisition-related liabilities in the condensed consolidated statements of operations.
Contingent consideration relates to the obligation we may be required to pay in the form of additional shares of our common stock resulting from the acquisition of Genelex in April 2020. The amount of the contingent obligation is dependent upon the achievement of a certain product milestone, at which time we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. The estimated fair value of the contingent consideration is based upon significant inputs not observable in the market and, therefore, represents a Level 3 measurement. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the estimated fair value of the liability. The change in fair value related to contingent consideration recorded to other (expense) income, net was zero and expense of $0.2 million during the three months ended March 31, 2023 and 2022, respectively.
In March 2023, the Company issued 4.50% Series A convertible senior secured notes due 2028 (“Series A Notes”) with an aggregate principal amount of $275.3 million, and Series B convertible senior secured notes due 2028 (the "Series B Notes") with an aggregate principal amount of $30.0 million. The Company elected the fair value option to account for the Senior Secured 2028 Notes. We utilize the binomial lattice model, specifically a lattice model to estimate the fair value of the convertible senior secured notes at issuance and subsequent reporting dates. The estimated fair value of the Senior Secured 2028 Notes is determined using Level 3 inputs and assumptions unobservable in the market. This model incorporates the terms and conditions of the Senior Secured 2028 Notes and assumptions related to stock price, expected stock price volatility, risk-free interest rate, market credit spread, and cost of debt. The stock price is based on the publicly traded price of our common stock as of the measurement date. We estimate the volatility of our stock price based on the historical and implied volatilities of our publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Senior Secured 2028 Notes. The most significant assumptions in the binomial lattice model impacting the fair value of the Senior Secured 2028 Notes are (i) the estimated stock price,

(ii) the estimated cost of debt, and (iii) the volatility of our common stock. Significant changes in any of these inputs may result in a significant change in the fair value of the Senior Secured 2028 Notes.
Under the fair value election as prescribed by ASC 825, we will record changes in fair value, inclusive of related accrued interest, through the condensed consolidated statement of operations as a fair value adjustment of the convertible senior secured debt each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive loss, if applicable. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the risk-free interest rate, credit spread, and cost of debt assumptions. The initial carrying amount of the Senior Secured 2028 Notes, measured at the estimated fair value on the date of issuance, was $301.1 million. As of March 31, 2023, the estimated fair value was $282.9 million. During the three months ended March 31, 2023, the corresponding change in fair value of the Senior Secured 2028 Notes was a gain of $18.3 million, which is included in other (expense) income, net in the condensed consolidated statements of operations. The change in fair value related to instrument-specific credit risk was $0.2 million, which is included in the condensed consolidated statements of comprehensive loss. See Note 7, "Commitments and contingencies" under the heading "Convertible senior notes—Convertible senior secured notes due 2028" for a description of the Senior Secured 2028 Notes.
Significant inputs into the binomial lattice model as of March 31, 2023 and March 7, 2023 were as follows:

	March 31, 2023	March 7, 2023
Stock price	$1.35	$1.65
Conversion price	$2.58	$2.58
Volatility	110.0%	107.5%
Risk-free interest rate	3.64%	4.35%
Credit spread	13.74%	13.76%
Cost of debt	17.4%	18.1%
Term (years)	4.96	5.02
7. Commitments and contingencies
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
In 2015, we entered into a non-cancelable operating lease agreement for our headquarters and main production facility in San Francisco, California, which commenced in 2016 with an initial lease term extending through 2026. In 2020, we entered into a non-cancelable operating lease agreement for additional office and laboratory space in San Francisco, California, which commenced in 2021 and has an initial lease term extending through 2031. In 2021, we entered into a non-cancelable operating lease agreement for a new laboratory and production facilities in Morrisville, North Carolina, which commenced in the same year with an initial lease term extending through 2035. See the discussion below regarding management's decision to exit the operating leases for additional office and laboratory space in San Francisco, California and a portion of the new laboratory and production facilities in Morrisville, North Carolina and the related impairment in the first quarter of 2023.
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
During the first quarter of 2023, we decided to exit certain leased premises and actively began looking to sublease certain facilities, including the related leasehold improvements. We determined that the changes in the intended use of these locations represented an indicator of impairment and performed a test of recoverability on March 31, 2023. For operating leases where the carrying values of the asset group were lower than the undiscounted cash flows expected through sublease, we impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $7.6 million to $35.7 million and a discount rate ranging from 7.0% to 8.0%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended March 31, 2023, we recognized an impairment charge of $37.8 million related to the right-of-use assets and $2.0 million for the related leasehold improvements, which are included in restructuring and other costs in our condensed consolidated statement of operations.
During the first quarter of 2023, we reassessed certain leases previously impaired as part of the strategic realignment for additional impairment due to the continued decline in market conditions and changes in the ability to sublease the properties. We determined that the changes in market conditions represented an indicator of impairment and performed a test of recoverability on March 31, 2023. For operating leases where the carrying values of the asset group were lower than the undiscounted cash flows expected through sublease, we further impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $0.3 million to $1.9 million and discount rates ranging from 7.50% to 7.75%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended March 31, 2023, we recognized an impairment charge of $2.3 million related to the right-of-use assets, which is included in restructuring and other costs in our consolidated statements of operations.
Sublease income was $0.4 million during the three months ended March 31, 2023. There was no sublease income for the three months ended March 31, 2022.
Debt financing
In October 2020, we entered into a credit agreement with a financial institution under which we borrowed $135.0 million (the "2020 Term Loan") concurrent with the closing of the ArcherDX, Inc. ("ArcherDX") acquisition. The 2020 Term Loan is secured by a first priority lien on all of our and our subsidiaries' assets, and is guaranteed by us and our subsidiaries. The 2020 Term Loan bears interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75%. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we will endeavor to agree with the administrative agent, an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States, provided that until such alternative rate of interest is agreed, the 2020 Term Loan shall bear interest at the Wall Street Journal Prime Rate. The three-month LIBOR is expected to be available and representative through June 30, 2023. The 2020 Term Loan will mature on (i) June 1, 2024, if at such time our 2024 Notes (defined below) are outstanding and are due to mature on September 1, 2024 (provided that if, prior to such date, the maturity date of at least 80% of the 2024 Notes is extended to a date that is prior to September 1, 2025, the maturity date for the 2020 Term Loan will be automatically extended to a date that is 90 days prior to such 2024 Notes maturity date as extended), or (ii) otherwise, on June 1, 2025. The full amount of the 2020 Term Loan is due upon maturity. If the 2020 Term Loan is prepaid (whether such prepayment is optional or mandatory), we must pay a prepayment fee of 6% if the prepayment occurs prior to the third anniversary of the closing date or 4% if the prepayment occurs after the third anniversary of the closing date and we must also pay a make-whole fee if the prepayment occurs prior to the second anniversary of the closing date.
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
Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes (defined below), was $4.1 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively.
In February 2023, we repaid, prior to the maturity date, the principal balance outstanding of $135.0 million plus accrued interest of $2.6 million. During the three months ended March 31, 2023, we incurred debt extinguishment costs of $19.3 million related to the prepayment, which included the write-off of unamortized debt issuance costs of $11.2 million and prepayment fees of $8.1 million, which are included in loss on extinguishment of debt, net in the condensed consolidated statements of operations.
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
The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Since issuance, these notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. The notes were not convertible during the three months ended March 31, 2023 and there have been no significant conversions in the periods in which they were convertible.
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
See the discussion below regarding the purchase and exchange agreements with certain holders of the outstanding 2024 Notes. As of March 31, 2023, the outstanding principal balance of the 2024 Note was $44.3 million.
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
Summary of convertible senior notes
Our 2024 Notes and 2028 Notes (collectively, our "Convertible Senior Notes") consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Outstanding principal	$1,194,269	$1,499,996
Unamortized debt discount and issuance costs	(24,895)	(29,213)
Net carrying amount	$1,169,374	$1,470,783
As of March 31, 2023, the fair value of the 2024 Notes and 2028 Notes was $38.9 million and $492.4 million, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. We recognized $7.2 million and $7.7 million of interest expense related to our Convertible Senior Notes during the three months ended March 31, 2023 and 2022, respectively. Of the interest expense recognized, $1.5 million and $1.6 million during the three months ended March 31, 2023 and 2022, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
Convertible senior secured notes due 2028
In February 2023, we entered into purchase and exchange agreements with certain holders of the outstanding 2024 Notes. Under the terms of the agreements, we (a) exchanged $305.7 million aggregate principal amount of 2024 Notes for $275.3 million aggregate principal amount of Series A Notes and 14,219,859 shares of the Company’s common stock and (b) issued and sold $30.0 million aggregate principal amount of Series B Notes for cash.
The Senior Secured 2028 Notes are our senior secured obligations and will mature on March 15, 2028, unless earlier converted, redeemed or repurchased. The Senior Secured 2028 Notes bear cash interest at a rate of 4.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2023.
Based on the initial conversion price of $2.58, the Senior Secured 2028 Notes will be initially convertible into an aggregate of 118,316,667 shares of common stock, and after taking into account the maximum number of additional shares issuable in certain circumstances as described in the indenture, an aggregate of 141,979,975 shares of common stock.
At any time prior to the 60th day prior to the maturity date of the Senior Secured 2028 Notes, we have the option to redeem all or any portion of the principal amount of the Senior Secured 2028 Notes for cash equal to the principal amount of the Senior Secured 2028 Notes to be redeemed. Upon redemption of any Senior Secured 2028 Notes, we will (i) issue warrants to purchase shares of common stock, unless the aggregate principal amount of Senior Secured 2028 Notes outstanding represents less than 10% of the aggregate principal amount of Senior Secured 2028 Notes initially issued and certain other conditions are satisfied, and (ii) make a make-whole payment as determined pursuant to the indenture governing the Senior Secured 2028 Notes, together with accrued and unpaid interest through the redemption date. In addition, in certain circumstances, we may be required to issue additional shares of common stock for any Senior Secured 2028 Notes converted in connection with a notice of optional redemption. The indenture governing the Senior Secured 2028 Notes also provides for the issuance of warrants to purchase shares of common stock in connection with the prepayment of the Senior Secured 2028 Notes upon acceleration of the Senior Secured 2028 Notes following the occurrence of an event of default under the indenture as a result of the failure by the Company to settle any conversion. Any warrants issued will cover the same number of shares of the common stock underlying and at an exercise price equal to the conversion price of the redeemed or prepaid Senior Secured 2028 Notes. The number of shares issuable upon conversion or exercise is subject to customary anti-dilution and other adjustments (as defined in the indenture governing the Senior Secured 2028 Notes).
The Senior Secured 2028 Notes will be convertible at any time prior to the maturity date at the option of the holders, subject to a beneficial ownership cap. In addition, prior to such time that the Company obtains stockholder approval for the issuance of shares of common stock in excess of the limitations imposed by the NYSE rules (the “NYSE Cap”), holders of the Series A Notes are prohibited from converting their notes or exercising any warrants issued in respect of the Series A Notes into shares of common stock in excess of such NYSE Cap and we would instead be required to settle any conversion in cash if we are not able to obtain the stockholder approval prior to September 30, 2023 (the grace period specified in the indenture). The cash settlement amount upon conversion of a Series A Note by a holder prior to stockholder approval is equal to the product of the shares of common stock in excess of the NYSE Cap multiplied by the arithmetic average of the volume weighted average price of our common stock on each of the five consecutive trading days immediately preceding the conversion date. After obtaining stockholder approval, the full amount of the outstanding balance of the Senior Secured 2028 Notes will be convertible into shares of common stock, with no conversion limitations. There can be no assurance that we will be successful in obtaining stockholder approval for the proposal to approve the issuance of shares of common stock pursuant to the conversion of the Senior Secured 2028 Notes or the exercise of any warrants issued in respect to the Senior Secured 2028 Notes in excess of the limitations imposed by the NYSE Cap prior to September 30, 2023. If we fail to obtain stockholder approval, we may not have enough available cash or be able to obtain financing at the time we are required to settle any conversion.
If we undergo a major transaction (as defined in the indenture), holders may require us to repurchase for cash all or part of their Senior Secured 2028 Notes at a purchase price equal to 100% of the principal amount of the Senior Secured 2028 Notes to be repurchased, plus (i) accrued and unpaid interest to, but excluding, the repurchase date and (ii) the make-whole amount as determined pursuant to the indenture governing the Senior Secured 2028 Notes. In addition, at the election of the holders of the Senior Secured 2028 Notes, we may be required to issue additional shares of common stock for any Senior Secured 2028 Notes converted in connection with a major transaction.
The Senior Secured 2028 Notes are guaranteed by our material subsidiaries and secured by (i) a security interest in substantially all of the assets of the Company and its domestic material subsidiaries and (ii) a pledge of the equity interests of the Company's direct and indirect subsidiaries, subject to certain customary exceptions. The indenture contains certain specified events of default, the occurrence of which would entitle the holders of the Senior Secured 2028 Notes to demand repayment of all outstanding principal and accrued interest on the Notes, together with a make-whole payment as determined pursuant to the indenture. The indenture also includes specific affirmative and restrictive covenants agreed to by the Company. In addition, the indenture also contains financial covenants that will require us to maintain revenue in the prior four quarters of not less than $250.0 million and, starting with the quarter ending March 31, 2025, a minimum liquidity of at least 15% of the amount of our secured indebtedness then outstanding. As of March 31, 2023, we are in compliance with all restrictive and financial covenants.
We elected the fair value option to account for the Senior Secured 2028 Notes, which requires the notes to be accounted for as a single liability initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting date. We have elected not to present the interest expenses separate from the fair value changes of the Senior Secured 2028 Notes. Considering the terms of settlement noted above, we elected the fair value option for the Senior Secured 2028 Notes as we believe it best reflects the underlying economics and also for simplification and cost-benefit considerations of accounting such Senior Secured 2028 Notes at fair value versus bifurcation of the embedded derivatives.
The initial carrying amount of the Senior Secured 2028 Notes, measured at the estimated fair value on the date of issuance, was $301.1 million. As of March 31, 2023, the estimated fair value of the Senior Secured 2028 Notes was $282.9 million. The portion of the estimated fair value of Series A Notes for which conversion is subject to stockholder approval and for which the Company has a cash settlement obligation is classified as a current liability with the remainder classified as a long-term liability in the condensed consolidated balance sheets. The current liability was determined based on the product of the shares of common stock in excess of the NYSE Cap multiplied by the arithmetic average of the volume weighted average price of our common stock on each of the five consecutive trading dates immediately preceding March 31, 2023. The long-term liability represents the portion of the Senior Secured 2028 Notes for which we have the intent and the ability to settle the obligations by issuing shares. During the three months ended March 31, 2023, the corresponding change in fair value of the Senior Secured 2028 Notes was a gain of $18.3 million, which is included in other (expense) income, net in the condensed consolidated statements of operations. During the three months ended March 31, 2023, the change in fair value related to instrument-specific credit risk was $0.2 million, which is included in the condensed consolidated statements of comprehensive loss.
In connection with the issuance of the Senior Secured 2028 Notes, we incurred approximately $19.9 million of debt issuance costs primarily related to legal and consulting fees paid to third parties, which were expensed as incurred during the three months ended March 31, 2023 and included in other (expense) income, net in the condensed consolidated statements of operations.
The exchange of the 2024 Notes for the Senior Secured 2028 Notes was treated as an extinguishment of debt, and we recognized a gain on extinguishment of $8.5 million representing the difference between the fair value of the Series A Notes immediately prior to the exchange plus the fair value of common shares issued and the carrying amount of the 2024 Notes, which is included in loss on extinguishment of debt, net in the condensed consolidated statements of operations.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At March 31, 2023, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $35.6 million.
Guarantees and indemnification
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at March 31, 2023 or December 31, 2022.
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
We were not a party to any material legal proceedings at March 31, 2023, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using Anchored Multiplex PCR ("AMP") chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM,

LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its second amended complaint (“Second Amended Complaint”) on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its third amended complaint (“Third Amended Complaint”) to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its answer and counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery concluded in December 2021. On January 21, 2022, Natera, ArcherDX and Invitae moved for summary judgment, wherein Natera seeks a determination on certain legal and equitable defenses and ArcherDX and Invitae seek a determination of non-infringement and invalidity of the asserted patents. Those motions were denied by order dated February 6, 2023, and trial began on May 8, 2023.
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
8. Stockholders’ equity
Shares outstanding
Shares of common stock were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Common stock:
Shares outstanding, beginning of period	245,562	228,116
Common stock issued in connection with the convertible senior notes exchange	14,220	—
Common stock issued on exercise of stock options, net	1	87
Common stock issued pursuant to vesting of RSUs	715	621
Common stock issued pursuant to acquisitions	177	—
Shares outstanding, end of period	260,675	228,824
Common Stock
As of March 31, 2023 and December 31 2022, we had 600 million shares of common stock authorized with a par value of $0.0001.
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). As of March 31, 2023 and December 31, 2022, we had 20 million shares of preferred stock authorized, of which 3,458,823 shares were designated as Series A convertible preferred stock. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock or Series A convertible preferred stock outstanding.
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

During the three months ended March 31, 2023 and 2022, we did not sell any common stock under the 2021 Sales Agreement.
Senior Secured 2028 Notes
In connection with the issuance of the Senior Secured 2028 Notes on March 7, 2023, we and Deerfield Partners, L.P. (the "selling stockholder"), also entered into a registration rights agreement ("Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, on March 17, 2023, we filed a registration statement to register 111,627,888 shares of common stock issuable upon conversion of the Series B Notes or exercise of the warrants ("Registrable Securities") issuable in connection with certain prepayments of the Series B Notes or Series A Notes, which registration statement was declared effective on April 21, 2023. The selling stockholder may from time to time offer and sell any or all of such issued shares of common stock. We will not receive any proceeds from the sale of shares of our common stock by the selling stockholder. We will receive the proceeds from any exercise of the warrants on a cash basis.
Additionally, under the terms of the purchase and exchange agreements, we exchanged $305.7 million aggregate principal amount of 2024 Notes for $275.3 million aggregate principal amount of Series A Notes and 14,219,859 shares of the Company’s common stock, and we issued and sold $30.0 million aggregate principal amount of Series B Notes for cash. See Note 7, "Commitments and contingencies" under the heading "Convertible senior notes—Convertible senior secured notes due 2028" for additional information.
9. Stock incentive plans
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
Restricted stock units ("RSUs") generally vest ratably in annual installments over a period of three years, commencing on the first anniversary of the grant date, with certain awards that include a portion that vests immediately upon grant. The vesting schedule for the 2022 grants approved in April 2022 provides that the awards vest ratably in quarterly installments over a period of two years, with certain awards that include a portion that vests immediately upon grant. Grants to the executive team in 2022 vest ratably in annual installments over a period of three years. We have also granted certain awards in connection with our management incentive plan that vest over a period of two years.
In April 2021, we granted RSUs in connection with the acquisition of Genosity Inc. ("Genosity") having a value of up to $5.0 million to certain continuing employees. During both the three months ended March 31, 2023 and 2022, we recognized $0.4 million in stock-based compensation expense primarily reported in research and development expense in our condensed consolidated statements of operations. In September 2021, we granted RSUs in connection with the acquisition of the Ciitizen Corporation having a value of up to $246.9 million to certain continuing employees. During the three months ended March 31, 2023 and 2022, we recognized stock-based compensation expense of $14.7 million and $24.9 million, respectively, primarily reported in research and development expense in our condensed consolidated statements of operations.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share data and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2022	12,625	2,541	$8.49	6.6	$16
Additional shares reserved	9,822	—
Options granted	(29)	29	2.46
Options cancelled	257	(257)	8.20
Options exercised	—	(1)	0.86
RSUs and PRSUs granted	(197)	—
RSUs and PRSUs cancelled	425	—
Balances at March 31, 2023	22,903	2,312	$8.45	6.7	$4
Options exercisable at March 31, 2023		1,163	$11.94	4.2	$4
Options vested and expected to vest at March 31, 2023		2,118	$8.94	6.4	$4
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The following table summarizes RSU, including PRSU, activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2022	11,895	$11.70
RSUs granted	197	$2.27
RSUs vested	(715)	$10.47
RSUs cancelled	(425)	$13.54
Balance at March 31, 2023	10,952	$11.54
Stock-based compensation
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$948	$1,865
Research and development	18,846	31,994
Selling and marketing	2,599	2,909
General and administrative	6,589	10,054
Restructuring and other costs	211	—
Total stock-based compensation expense	$29,193	$46,822
Stock-based compensation expense included in restructuring expense was related to the accelerated vesting of RSUs held by certain employees whose employment was terminated as part of the strategic realignment.
10. Restructuring and other costs
In July 2022, we initiated a strategic realignment of our operations to reduce operating costs and drive future growth aligned with our core genetic testing and data platform and patient network. The strategic realignment includes a reduction in workforce, lab and office space consolidation, portfolio optimization, decrease in other operating expenses, as well as a reduced international footprint. Under this strategic realignment, we reduced our workforce by approximately 1,000 employees with a majority of these employees separating from the Company by September 30, 2022 and the remaining affected employees transitioning over varying periods of time up to 12 months. Employees who were impacted by the restructuring were eligible to receive severance benefits contingent upon an impacted employee’s execution (and non-revocation, where applicable) of a separation agreement, which included a general release of claims against us.
The following table summarizes the expenses related to our strategic realignment recognized in restructuring and other costs in our condensed consolidated statement of operations (in thousands):

Three Months Ended March 31,
2023
Employee severance and benefits	$1,283
Impairments and losses on disposals of long-lived assets, net	50,354
Other restructuring costs	919
Total restructuring and other costs	$52,556
Employee severance and benefits are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. See Note 9, "Stock incentive plans" for additional information about the accelerated vesting of RSUs. Asset impairments and losses on asset disposals, net include operating lease impairments, losses on disposals of leasehold improvements associated with the exit of certain lab and office space and the related equipment. See Note 7, "Commitments and contingencies" under the heading "Leases" for additional information about operating lease impairments. See Note 5, "Balance sheet components" for additional information about net losses on disposal of property and equipment. Other restructuring costs include professional fees in relation to restructuring activities and contract exit costs including our decision to cease development of acquired technology. See Note 4, "Intangible assets" for additional information. There were no restructuring and other costs for the three months ended March 31, 2022.
We expect to incur additional employee severance and benefits expenses up to $0.6 million, and additional other restructuring costs primarily related to third-party costs up to $5.5 million. This reflects the best estimate of the Company as of the date hereof, which may be revised in subsequent periods as the strategic realignment plan progresses.
The following table summarizes the changes in liabilities associated with our strategic realignment initiatives, including restructuring and other costs incurred and cash payments as of March 31, 2023 (in thousands):

	Employee severance and benefits	Other restructuring costs	Total
Beginning balance	$—	$—	$—
Accruals	35,237	7,405	42,642
Payments	(32,974)	(5,464)	(38,438)
Balance at December 31, 2022	2,263	1,941	4,204
Accruals	1,072	994	2,066
Payments	(2,486)	(1,223)	(3,709)
Balance at March 31, 2023	$849	$1,712	$2,561
The restructuring liabilities are included in accrued liabilities in the condensed consolidated balance sheets. We expect that substantially all of the remaining accrued restructuring liabilities will be paid in cash in 2023. The charges recognized in the roll forward of our accrued restructuring liabilities do not include items charged directly to expense for asset impairments and losses on disposals of long-lived assets, accelerated vesting of RSUs, and other periodic exit costs, as those items are not reflected in our restructuring liabilities in our condensed consolidated balance sheets.
11. Income taxes
During the three months ended March 31, 2023 and 2022, we recorded an income tax benefit of $1.0 million and $34.9 million, respectively. The income tax benefit for the three months ended March 31, 2023 is primarily related to a $0.9 million release of federal valuation allowances as a result of impact on our deferred taxes related to Internal Revenue Code Section 174 research and experimental expense capitalization and right-of-use and fixed assets impairment, which enabled the associated deferred tax liability to serve as a source of income to support the realization of existing deferred tax assets for which a valuation allowance had previously been established.

As of March 31, 2023, we maintained $59.3 million of unrecognized tax benefits, of which $0.2 million, if recognized, would affect the Company’s effective tax rate. The remainder has been recorded as a reduction to the Company’s deferred tax assets and, if recognized, would not have an impact on the effective tax rate due to existing valuation allowance against such deferred tax assets. It is possible that the Company’s unrecognized tax benefits could change within the next twelve months due to activities of tax authorities, including possible settlement of audits, should any arise, or through normal expiration of statutes of limitations.
The Company’s policy is to include penalties and interest expense related to income taxes as a component of tax expense. As of March 31, 2023, there were no accrued interest and penalties related to the unrecognized tax benefits.
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
12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(192,183)	$(181,859)
Shares used in computing net loss per share, basic and diluted	249,907	228,470
Net loss per share, basic and diluted	$(0.77)	$(0.80)
Common stock issuable in connection with our Convertible Senior Notes and the Senior Secured 2028 Notes participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. The net losses were attributable entirely to common stockholders since the participating securities did not have a contractual obligation to share in the Company’s losses.
The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares of common stock subject to outstanding options	2,366	2,972
Shares of common stock subject to outstanding RSUs and PRSUs	11,399	15,935
Shares of common stock pursuant to ESPP	3,528	1,428
Shares of common stock subject to convertible senior notes conversion	28,122	38,403
Shares of common stock subject to convertible senior secured notes conversion	32,866	—
Total shares of common stock equivalents	78,281	58,738

13. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$110,464	$108,295
Canada	2,101	2,297
United Kingdom	1,186	2,147
Rest of world	3,605	10,952
Total revenue	$117,356	$123,691

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included in Part I, Item 1. of this Form 10-Q, and together with our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2022. Historic results are not necessarily indicative of future results.
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
•Impairment in the value of our intangible assets has and may in the future have a material adverse effect on our operating results and financial condition.
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

•Attract partners.  As we continue to gain adoption and expand our reach, our value proposition to potential partners should increase. These include patient advocacy groups, biopharma partners that utilize our data, testing, network, and services, as well as health systems that intend to implement comprehensive precision medicine.
•Insights and solutions:  In parallel with bringing new tools and products to the market, our capability to combine phenotypic and genotypic data, through both our genetic testing and third-party patient data, we believe produces a rich dataset that is highly attractive to biopharma partners, patient advocacy groups and more. We believe our services allow our strategic partners to be more precise and move faster with their efforts, such as identifying and recruiting patients, enabling Investigational New Drug (IND) filings, structuring clinical trials, and eventually bringing new therapies to market.
•Lower cost and higher reimbursement:  As our network continues to scale, we expect to lower our costs and increase our margin, while continuing our pursuit of affordable prices to drive accessibility of genetic information. Our ability to sustainably provide affordable pricing is also expected to be balanced by our success in improving reimbursements and cash collection. Through the generation of scientific evidence and proactive engagement with stakeholders, we intend to pursue better payment and additional coverage.
•Affordability and accessibility:  As we progress, we anticipate having more flexibility in our pricing strategy, aiming at more affordability and accessibility of our products for more patients.
•More patients served:  All of these efforts should compound upon each other, expanding our reach and increasing the value of each offering, ultimately serving more patients.
Ultimately, we anticipate more solutions to further improve customer experiences, which in turn feed more answers for patients, foster greater adoption, and bring on more partners to create a flywheel effect.
Business overview
We are focused on making comprehensive, high-quality medical genetic testing information more accessible and instrumental to the healthcare ecosystem and stakeholders, including patients, healthcare providers, payers, biopharma partners, patient advocacy groups and more. We offer genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women’s health, rare diseases and pharmacogenomics. Medical genetics is central to health outcomes and we are working to bring it to the mainstream by enhancing the customer experience, lowering costs, removing barriers to adoption, and expanding insights and solutions. Ultimately, we expect the utility of the accumulated data will compound, enabling improved individual and population health and advancing the benefits of molecular medicine around the globe.
For the years ended December 31, 2022, 2021 and 2020, our revenue was $516.3 million, $460.4 million, and $279.6 million, respectively, and we incurred net losses of $3.1 billion, $379.0 million, and $602.2 million, respectively. For the three months ended March 31, 2023 and 2022, our revenue was $117.4 million and $123.7 million, respectively, and we recognized net losses of $192.2 million and $181.9 million, respectively. At March 31, 2023, our accumulated deficit was $5.0 billion.
In 2022, 2021 and 2020, we generated 1,290,000, 1,169,000 and 659,000 billable units, respectively. In the three months ended March 31, 2023, we generated 255,000 billable units compared to 322,000 billable units in the same period in 2022. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped related to our precision oncology products. We refer to the set of reagents needed to perform a next generation sequencing ("NGS") test for our research use only ("RUO") product as a "reaction." As part of the strategic realignment, we discontinued the sale of and sublicensed to others our distributed precision oncology products, which includes our RUO kit and IVD product offerings. Approximately 36% of the billable volume generated in the first three months of 2023 were billable to patients and institutional customers (e.g., hospitals, clinics, medical centers, biopharmaceutical partners), and the remainder were billable to government and private insurance payers. Many of the gene tests on our assays are reimbursable by health insurance companies. However, when we do not have reimbursement policies or contracts with private insurers, or at times due to other situations, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.

We believe that the keys to long-term profitable growth are:
•Consistently improve the client experience: efficient ordering; comprehensive choices; reliable turnaround time; easy-to-use;
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
The strategic realignment included a reduction in workforce of approximately 1,000 positions, lab and office space consolidation, portfolio optimization, decrease in other operating expenses, as well as a reduced international footprint. Management currently expects the strategic realignment will be completed in 2023 and estimates that the total costs incurred may be up to $170 million for associated employee severance and benefits, asset impairments and losses on disposals of long-lived assets, and other restructuring costs related to the realignment. This reflects the best estimate of management as of the date hereof, which may be revised in subsequent periods as the strategic realignment progresses. The estimate of total cost incurred excludes the $47.4 million gain on the sale of the RUO kit assets recognized during the three months ended December 31, 2022. We anticipate annualized cash savings of approximately $326 million, which is expected to be fully realized by the end of 2023. We may not realize, in full or in part, the anticipated annualized cash savings due to unforeseen difficulties or delays in implementing further decreases in other operating expenses.
We expect to continue to incur operating losses for the near term as we execute the strategic realignment of our operations. If we are unable to achieve these objectives and successfully grow revenue and manage our costs, we may not be able to achieve positive operating cash flow in the near term or at all.
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
Adverse macroeconomic conditions
Adverse macroeconomic developments, including inflation, slowing growth, rising interest rates, or recession, may adversely affect our business and financial condition. These developments have caused, and could in the future cause, disruptions and volatility in global financial markets, including in banking and financial institutions, and increased rates of default and bankruptcy, and negatively affect business and consumer spending. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses, and may limit our access to capital or may significantly increase our cost of capital. Management continues to evaluate the impact of macroeconomic events, including inflation, on our business and our future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful.
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
As a result of government-imposed restrictions, many announced healthcare guidelines resulted in a shift of regular physician visits and healthcare delivery activities to remote/telehealth formats. This is particularly important for patients who, despite the fall-out from COVID-19, continued to be diagnosed with critical diseases, like cancer, and for women who are pregnant or are trying to conceive. We believe our investments in new access platforms and technologies position us well to provide a range of testing to clinicians and patients using a “clinical care from afar” model. An example is our Gia telehealth platform, which expands access to remote interaction between patients and clinicians as well as direct ordering of genetic tests.
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
Our test revenue is tied to the number of tests which we bill patients, third-party payers that pay on behalf of patients, and institutions (e.g., hospitals, clinics, medical centers, biopharmaceutical partners). We refer to billable events that include individual test reports released and individual reactions shipped as billable units. We refer to the set of reagents needed to perform an NGS test for our RUO kit product as a "reaction." We typically bill for our services following delivery of the billable report derived from testing samples and interpreting the results. For units manufactured for use by customers in distributed facilities, we typically bill customers upon shipment of those units. Test orders are placed under signed requisitions or contractual agreements, as we often enter into contracts with insurance companies and institutions. We incur the expenses associated with a unit in the period in which the unit is processed regardless of when payment is received with respect to that unit. We believe the number of billable units in any period is an important indicator of the growth in our testing business, and with time, this will translate into the number of customers accessing our platform.

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
Success obtaining and maintaining reimbursement
Our ability to increase volume and revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 332 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.
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
Financial overview
Revenue
We primarily generate revenue from testing services and sales of distributed precision oncology products. Customers are typically billed upon delivery of test results or shipment of products. We also generate revenue from development agreements, access to data, data analytics and other related services provided for biopharma partners and other parties. Our ability to increase our revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payers and increase the amount we receive from other types of payers, improve payer collections, and grow our relationships with biopharma partners.
As a result of the strategic realignment, we exited certain product lines including our distributed precision oncology products and terminated early or changed the scope of certain collaborations as part of our pharma development services. We are in the process of supporting wind-down activities for certain companion diagnostic development agreements to conclude existing contracts.
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering our products and services and includes expenses for materials and supplies, personnel-related costs, freight, costs for lab services, genetic interpretation and clinical trial support, equipment and infrastructure expenses and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect cost of revenue to generally increase in line with an increase in billable volume. We also expect amortization of acquired intangible assets, which is not dependent on billed volume, to remain consistent with 2022 expenses. We anticipate our cost per unit for existing tests will generally decrease over time due to the efficiencies we expect to gain as volume increases, and from other cost reductions achieved through automation, supply chain and logistics initiatives, process standardization, and other cost reductions. These reductions in cost per unit will likely be offset by new offerings, which often have higher costs per unit during the introductory phases before we are able to gain efficiencies. The cost per unit may fluctuate significantly from quarter to quarter.

Operating expenses
Our operating expenses are classified into three categories related to our operational activities: research and development, selling and marketing, and general and administrative. For each category, the largest component is generally personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense. Operating expenses also include restructuring and other costs, which is discussed below.
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
We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to decrease in fiscal year 2023 as compared to fiscal year 2022 as we streamline our product portfolio, shift investments, including the exit of certain business lines and commercial geographies, and reduce labor costs through a reduction in workforce. We expect to make investments to reduce costs and streamline our technology to provide patients access to testing aligned to scale with our long-term profitable growth targets.
Selling and marketing
Selling and marketing expenses consist of personnel-related costs, including commissions, client service expenses, advertising and marketing expenses, educational and promotional expenses, market research and analysis, and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect our selling and marketing expenses to decrease in fiscal year 2023 as compared to fiscal year 2022 as a result of a reduction in workforce, targeted sales force expansion and lower marketing spending as a result of a more efficient sales and marketing approach to support our core genetic testing platform.
General and administrative
General and administrative expenses include executive, finance and accounting, billing and collections, legal and human resources functions as well as other administrative costs. These expenses include personnel-related costs; audit, accounting and legal expenses; consulting costs; allocated overhead including rent, information technology, equipment depreciation, and utilities; costs incurred in relation to our co-development agreements; and post-combination expenses incurred in relation to companies we acquire. We expect our general and administrative expenses to decrease in fiscal year 2023 as compared to fiscal year 2022 as a result of our strategic realignment including a reduction in workforce, consolidation of underutilized facilities, digitization of workflows, elimination of duplication and streamlined processes, and rationalization of technology and external services spending.
Restructuring and other costs
Restructuring and other costs include employee severance and benefits, asset impairments and losses on disposals of long-lived assets and other costs. Employee severance and benefit costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. Employee severance and benefit costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Asset impairments and losses on disposals of long-lived assets include operating lease impairments and losses on disposals of property and equipment and leasehold improvements associated with the exit of certain lab and office space. Other restructuring costs include professional fees and contract exit costs.

Other (expense) income, net
Other (expense) income, net primarily consists of loss on extinguishment of debt, net, debt issuance costs, changes in the fair value of convertible senior secured notes and our acquisition-related liabilities, and interest income generated from our cash equivalents and marketable securities.
Interest expense
Interest expense is primarily attributable to interest incurred related to our debt and finance leases. See Note 7, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.
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
The following discussion is related to estimating the fair value of our new Senior Secured 2028 Notes as of March 31, 2023, and should be read in conjunction with our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except as presented below, there have been no material changes from the critical accounting policies and estimates described in our Annual Report on Form 10-K. See Note 2, "Summary of significant accounting policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Fair value of Senior Secured 2028 Notes
We elected the fair value option to measure our Senior Secured 2028 Notes due to the complexity of the various conversion and settlement options available to both the holders of such notes and Invitae. We utilize the binomial lattice model, specifically a lattice model to estimate the fair value of the convertible senior secured notes at issuance and subsequent reporting dates. The estimated fair value of the Senior Secured 2028 Notes is determined using Level 3 inputs and assumptions unobservable in the market. This model incorporates the terms and conditions of the Senior Secured 2028 Notes and assumptions related to stock price, expected stock price volatility, risk-free interest rate, market credit spread, and cost of debt. The stock price is based on the publicly traded price of our common stock as of the measurement date. We estimate the volatility of our stock price based on the historical and implied volatilities of our publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Senior Secured 2028 Notes. We will record changes in fair value, inclusive of accrued interest, through the condensed consolidated statements of operations as a fair value adjustment of the convertible senior secured debt each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in the condensed consolidated statements of comprehensive loss, if applicable.
As of March 31, 2023, the estimated fair value of the Senior Secured 2028 Notes was $282.9 million. The portion of the estimated fair value of Series A Notes for which conversion is subject to stockholder approval and for which we have a cash settlement obligation is classified as a current liability with the remainder classified as a long-

term liability in the condensed consolidated balance sheets. The current liability was determined based on the product of the shares of common stock in excess of the NYSE Cap multiplied by the arithmetic average of the volume weighted average price of our common stock on each of the five consecutive trading dates immediately preceding March 31, 2023. The long-term liability represents the portion of the Senior Secured 2028 Notes for which we have the intent and the ability to settle the obligations by issuing shares.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Remeasuring the fair value of our Senior Secured 2028 Notes on a recurring basis through earnings requires the estimation of significant unobservable inputs, which involve inherent uncertainties and application of management judgment. Using different estimates or assumptions would have materially affected our results. For example, as of March 31, 2023:
•A 1,000 basis point, or ten percent, decrease or increase to the estimated stock price assumption would have decreased or increased, respectively, the estimated fair value of our Senior Secured 2028 Notes and increased or decreased, respectively, the associated gains recognized through first quarter 2023 earnings by $12.2 million and $10.1 million, respectively.
•A 1,000 basis point, or ten percent, decrease or increase to the cost of debt assumption would have increased or decreased, respectively, the estimated fair value of our Senior Secured 2028 Notes and decreased or increased, respectively, the associated gains recognized through first quarter 2023 earnings by $10.9 million and $12.1 million, respectively.
•A 1,000 basis point, or ten percent, decrease or increase to the estimated stock price volatility assumption would have decreased or increased, respectively, the estimated fair value of our Senior Secured 2028 Notes and increased or decreased, respectively, the associated gains recognized through first quarter 2023 earnings by $7.3 million and $4.8 million, respectively.
Results of operations
Three Months Ended March 31, 2023 and 2022
The following sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended March 31,		Dollar Change	% Change
	2023	2022
Revenue:
Test revenue	$112,623	$119,497	$(6,874)	(6)%
Other revenue	4,733	4,194	539	13%
Total revenue	117,356	123,691	(6,335)	(5)%
Operating expenses:
Cost of revenue	88,442	97,116	(8,674)	(9)%
Research and development	61,978	128,236	(66,258)	(52)%
Selling and marketing	44,510	60,144	(15,634)	(26)%
General and administrative	45,241	51,428	(6,187)	(12)%
Restructuring and other costs	52,556	—	52,556	100%
Total operating expenses	292,727	336,924	(44,197)	(13)%
Loss from operations	(175,371)	(213,233)	37,862	18%
Other (expense) income, net:
Loss on extinguishment of debt, net	(10,822)	—	(10,822)	(100)%
Debt issuance costs	(19,859)	—	(19,859)	(100)%
Change in fair value of convertible senior secured notes	18,304	—	18,304	100%
Change in fair value of acquisition-related liabilities	218	10,003	(9,785)	(98)%
Other income, net	5,883	436	5,447	NM
Total other (expense) income, net	(6,276)	10,439	(16,715)	NM
Interest expense	(11,496)	(13,985)	2,489	18%
Net loss before taxes	(193,143)	(216,779)	23,636	11%
Income tax benefit	960	34,920	(33,960)	(97)%
Net loss	$(192,183)	$(181,859)	$(10,324)	(6)%
NM - Not Meaningful

Revenue
The decrease in total revenue of $6.3 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to decreased billable volume partially offset by higher average revenue per billable unit. Billable volume decreased due to the exit of certain product offerings, including the RUO kit and IVD product offerings, and geographies as a result of the strategic realignment. Billable volume decreased to approximately 255,000 in the three months ended March 31, 2023 compared to 322,000 in the same period of 2022, a decrease of 21 percent. Average revenue per billable unit was $442 per unit in the three months ended March 31, 2023 compared to $372 per unit in the comparable prior period primarily due to changes in payer and product mix.
Cost of revenue
The decrease in the cost of revenue of $8.7 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a decrease in billable volume, partially offset by a higher cost per billable unit. Cost per unit was $347 in the three months ended March 31, 2023 compared to $302 for the same period in 2022. The cost per unit increased primarily due to lower billable volume and an increase in amortization of acquired intangible assets of $9.0 million due to a full quarter of amortization expense in 2023 as compared to a partial quarter of amortization expense in 2022 due to the completion of certain in-process research and development ("IPR&D") assets. This increase was offset by lower lab materials costs of $10.8 million primarily due to a decrease in volume related to the exit of certain product offerings and geographies as a result of the strategic realignment, and change in mix of materials, decreases in personnel-related costs of $4.4 million due to a reduction in workforce related to our strategic realignment, decreases in information technology costs of $1.1 million due to lower spending on software licenses and cloud computing, and decreases in other costs of $1.4 million.
Research and development
The decrease in research and development expense of $66.3 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to lower personnel-related expenses of $40.7 million due to the reduction in workforce related to our strategic realignment, decreases in in lab-related expenses of $10.9 million as a result of lower costs related to external development projects and lab supplies and services, decreases in information technology costs of $4.4 million due to lower spending on software licenses and cloud computing, decreases in facilities-related expenses of $3.7 million due to lower lease expenses and security and building support costs, decreases in professional fees of $3.7 million due to lower contract labor, and decreases in other expenses of $2.9 million.
Selling and marketing
The decrease in selling and marketing expense of $15.6 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to lower personnel-related expenses of $11.9 million due to the reduction in workforce related to our strategic realignment, decreases in marketing costs of $0.7 million as a result of lower spending on brand initiatives and adverting, and decreases in other expenses of $3.0 million.
General and administrative
The decrease in general and administrative expense of $6.2 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to lower personnel-related costs of $8.4 million primarily due to the reduction in workforce related to our strategic realignment, and decreases in professional and outside services of $3.0 million due to lower contract labor. These decreases were partially offset by lower functional overhead expense allocations related to information technology and facilities-related expenses of $5.2 million.
Restructuring and other costs
During the three months ended March 31, 2023, we incurred restructuring and other costs of $52.6 million. Restructuring and other costs were comprised of $50.4 million in impairments and losses on disposals of long-lived assets, net, $1.3 million in employee severance and benefits, and $0.9 million in other restructuring expenses. We did not have similar expenses for the three months ended March 31, 2022. See Note 10, “Restructuring and other costs" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Loss on extinguishment of debt, net
During the three months ended March 31, 2023, we incurred a net loss on extinguishment of debt of $10.8 million. In connection with the settlement of our 2020 Term Loan in February 2023, we incurred debt extinguishment costs of $19.3 million, composed of an $11.2 million write-off of unamortized debt issuance costs and $8.1 million of prepayment fees. In February 2023, we also entered into purchase and exchange agreements with certain holders of the outstanding 2024 Notes for the new Senior Secured 2028 Notes, shares of common stock, and cash. These exchanges resulted in a gain on extinguishment of debt of $8.5 million related to the 2024 Notes. See Note 7, “Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Debt issuance costs
During the three months ended March 31, 2023, we incurred debt issuance costs of $19.9 million related to the issuance of our Senior Secured 2028 Notes. See Note 7, “Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of convertible senior secured notes
During the three months ended March 31, 2023, we recorded a gain of $18.3 million related to the change in fair value of our Senior Secured 2028 Notes. We elected the fair value option to account for our Senior Secured 2028 Notes, which requires the notes to be measured at their issue-date estimated fair value and then subsequently remeasured at estimated fair value as of each reporting date. The gain during the three months ended March 31, 2023 was primarily due to the decrease in our stock price since the issue-date estimated fair value. See Note 6, “Fair value measurement" and Note 7, “Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of acquisition-related liabilities
The decrease in change in fair value of acquisition-related liabilities of $9.8 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a decrease in fair value adjustments related to our stock payable liabilities as a result of the decrease in the price of our common stock and settlement of acquisition-related hold-backs.
Other income, net
The increase in other income, net of $5.4 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in interest income earned on our marketable securities investments.
Interest expense
The decrease in interest expense of $2.5 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the repayment of the 2020 Term Loan in February 2023.
Income tax benefit
The decrease in income tax benefit of $34.0 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a $34.6 million release of federal and state valuation allowances for the three months ended March 31, 2022 as a result of the reclassification of ArcherDX's STRATAFIDE and PCM in-process research and development intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing finite-lived deferred tax assets for which a valuation allowance had previously been established. There was no similar income tax benefit in the current period for the three months ended March 31, 2023.

Liquidity and capital resources
Liquidity and capital expenditures
We have generally incurred net losses since our inception. For the three months ended March 31, 2023 and 2022, we had net losses of $192.2 million and $181.9 million, respectively, and we expect to incur additional losses in the future. At March 31, 2023, we had an accumulated deficit of $5.0 billion. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses.
Since inception, our operations have been financed primarily by fees collected from our customers, net proceeds from sales of our capital stock as well as borrowing from debt facilities and the issuance of convertible senior notes.
In the third quarter of 2022, we issued 2.4 million shares of common stock at an average price of $3.99 per share in an "at the market" offering for aggregate proceeds of $10.0 million and net proceeds of $9.7 million.
In September 2019, we issued $350.0 million of aggregate principal amount of 2024 Notes, which bear cash interest at a rate of 2.0% per year. Also in September 2019, we used the funds received through the issuance of the 2024 Notes to settle our note purchase agreement we entered into in November 2018. In April 2021, we issued $1,150.0 million of aggregate principal amount of 2028 Notes, which bear cash interest at a rate of 1.5% per year.
In February 2023, we entered into purchase and exchange agreements with certain holders of the outstanding 2024 Notes. Under the terms of the agreements, we (a) exchanged $305.7 million aggregate principal amount of 2024 Notes for $275.3 million aggregate principal amount of Series A Notes and 14,219,859 shares of common stock and (b) issued and sold $30.0 million aggregate principal amount of Series B Notes for cash. The Senior Secured 2028 Notes bear cash interest at a rate of 4.50% per year.
Prior to such time that we obtain stockholder approval for the issuance of shares of common stock in excess of the limitations imposed by the NYSE Cap, holders of the Series A Notes are prohibited from converting their notes or exercising any warrants issued in respect of those notes in excess of such NYSE Cap and we would instead be required to settle any conversion in cash if we are not able to obtain the stockholder approval prior to September 30, 2023. The cash settlement amount upon conversion of a Series A Note by a holder prior to stockholder approval is equal to the product of the shares of common stock in excess of the NYSE Cap multiplied by the arithmetic average of the volume weighted average price of our common stock on each of the five consecutive trading days immediately preceding the conversion date. After obtaining stockholder approval, the full amount of the outstanding balance of the Senior Secured 2028 Notes will be convertible into shares of common stock, with no conversion limitations. We intend to seek to obtain such stockholder approval at our annual meeting scheduled to be held on June 5, 2023. There can be no assurance that we will be successful in obtaining stockholder approval for the proposal to approve the issuance of shares of common stock pursuant to the conversion of the Senior Secured 2028 Notes or the exercise of any warrants issued in respect to the Senior Secured 2028 Notes in excess of the limitations imposed by the NYSE Cap prior to September 30, 2023. If we fail to obtain stockholder approval, we may not have enough available cash or be able to obtain financing at the time we are required to settle any conversion.
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
In October 2020, in connection with our acquisition of ArcherDX, we entered into a credit facility to borrow $135.0 million which closed concurrently with the merger. The terms of this credit facility restrict our ability to incur certain indebtedness, pay dividends, make acquisitions and take other actions. In February 2023, we repaid, prior to maturity date, the principal balance outstanding of $135.0 million plus accrued interest of $2.6 million and prepayment fees of $8.1 million.
At March 31, 2023 and December 31, 2022, we had $171.2 million and $267.5 million, respectively, of cash, cash equivalents, and restricted cash and marketable securities of $217.5 million and $289.6 million, respectively. Our primary use of cash is to fund our operations. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We have incurred substantial losses since inception, and we expect to continue to incur losses in the near future. We believe our existing cash, cash equivalents and marketable securities as of March 31, 2023 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
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
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(34,398)	$(147,543)
Net cash provided by (used in) investing activities	73,878	(449,456)
Net cash used in financing activities	(135,768)	(920)
Net decrease in cash, cash equivalents and restricted cash	$(96,288)	$(597,919)
Cash flows from operating activities
For the three months ended March 31, 2023, cash used in operating activities of $34.4 million principally resulted from our net loss of $192.2 million, an $18.3 million gain related to the change in fair value of convertible senior secured notes, $2.9 million of amortization of premiums and discounts on investment securities, a $1.0 million income tax benefit, and non-cash charges for remeasurements of liabilities in connection with business combinations of $0.2 million. These were partially offset by non-cash charges of $50.4 million related to impairments and losses on disposals of long-lived assets, $35.0 million for depreciation and amortization, $29.2 million for stock-based compensation, $19.9 million of debt issuance costs, $10.8 million of loss on extinguishment of debt, $3.1 million of non-cash lease expense, $3.0 million for amortization of debt discount and issuance costs related to our outstanding debt, $0.8 million of post-combination share-based compensation expense, and other activities of $0.8 million. The net effect on cash for changes in net operating assets was an increase of cash of $27.2 million.
For the three months ended March 31, 2022, cash used in operating activities of $147.5 million principally resulted from our net loss of $181.9 million, a $34.9 million income tax benefit and non-cash charges for remeasurements of liabilities in connection with business combinations of $9.8 million. These were partially offset by non-cash charges of $46.8 million for stock-based compensation, $27.1 million for depreciation and amortization, $3.9 million for amortization of debt discount and issuance costs related to our outstanding debt and $1.7 million of post-combination expense. The net effect on cash for changes in net operating assets was a decrease in cash of $2.8 million.
Cash flows from investing activities
For the three months ended March 31, 2023, cash provided by investing activities of $73.9 million was primarily due to net purchases and maturities of marketable securities of $75.2 million and cash used for purchases of property and equipment of $1.3 million.

For the three months ended March 31, 2022, cash used in investing activities of $449.5 million was primarily due to net purchases and maturities of marketable securities of $428.6 million, and cash used for purchases of property and equipment of $20.8 million.
Cash flows from financing activities
For the three months ended March 31, 2023, cash used in financing activities of $135.8 million primarily consisted of the repayment of the 2020 Term Loan of $135.0 million, debt issuance costs related to the convertible senior notes exchange and prepayment fees on our 2020 Term Loan of $28.0 million, settlement of acquisition obligations of $1.5 million, and finance lease principal payments of $1.3 million. These were partially offset by proceeds from the issuance of Series B Notes of $30.0 million.
For the three months ended March 31, 2022, cash used in financing activities of $0.9 million primarily consisted of finance lease principal payments of $1.3 million as well as cash received from issuances of common stock of $0.4 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of March 31, 2023 (in thousands):

Contractual obligations:	Remainder of 2023	2024 and 2025	2026 and 2027	2028 and beyond	Total
Operating leases	$17,928	$54,807	$39,759	$98,429	$210,923
Finance leases	4,154	3,839	—	—	7,993
Convertible senior notes	—	44,269	—	1,150,000	1,194,269
Convertible senior secured notes	—	—	—	305,257	305,257
Purchase commitments	17,388	17,425	750	—	35,563
Total	$39,470	$120,340	$40,509	$1,553,686	$1,754,005
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our subleases. We expect to receive sublease income for fiscal years ending December 31, 2023, 2024 and 2025 of $0.7 million, $0.9 million and $0.1 million, respectively.
See Note 7, "Commitments and contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details regarding our leases, convertible senior notes, and purchase commitments.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $388.7 million at March 31, 2023, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At March 31, 2023, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive (loss) income and are realized if we sell the underlying securities prior to maturity.
In February 2023, we repaid our 2020 Term Loan including the principal balance outstanding of $135.0 million plus accrued interest of $2.6 million. We did not use interest rate derivative instruments to manage our exposure to interest rate fluctuations related to our 2020 Term Loan prior to repayment.
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of March 31, 2023, the fair market value of the 2024 Notes and 2028 Notes was $38.9 million and $492.4 million, respectively. We elected the fair value option to account for the Senior Secured 2028 Notes, which requires the notes to be remeasured at estimated fair value as of each reporting date. Under the fair value election, we will record changes in fair value, inclusive of related accrued interest, through the condensed consolidated statement of operations as a fair value adjustment of the Senior Secured 2028 Notes each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable. Fluctuations and volatility of our stock price can significantly affect the estimated fair value of the Senior Secured 2028 Notes and the corresponding change in fair value as of each reporting period. For additional information about the convertible senior notes, see Note 6, "Fair value measurements" and Note 7, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
ITEM 4.  Controls and Procedures
(a) Evaluation of disclosure controls and procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of March 31, 2023, see Note 7, "Commitments and contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated to this item by reference.
ITEM 1A. Risk Factors
Risks related to our business and strategy
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the three months ended March 31, 2023 and 2022, we had net losses of $192.2 million and $181.9 million, respectively. For the years ended December 31, 2022, 2021 and 2020, our net losses were $3.1 billion, $379.0 million and $602.2 million, respectively. At March 31, 2023, our accumulated deficit was $5.0 billion. We expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $62.0 million and $128.2 million for the three months ended March 31, 2023 and 2022, respectively, and selling and marketing expenses of $44.5 million and $60.1 million for the three months ended March 31, 2023 and 2022, respectively. We incurred research and development expenses of $402.1 million, $416.1 million and $240.6 million in 2022, 2021 and 2020, respectively, and selling and marketing expenses of $218.9 million, $225.9 million and $168.3 million in 2022, 2021 and 2020, respectively. Since 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing programs to reduce operating costs and drive future growth aligned with our core genetic testing and data platform and patient network. This realignment involves a significant reduction in our workforce as well as other steps to streamline our operations, including exiting our distributed products business and significantly decreasing our global footprint outside of the United States to less than a dozen countries or territories. Management currently expects that the strategic realignment will be completed in 2023 and estimates that the total costs incurred may be up to $170 million for associated employee severance and benefits, losses on disposal of long-lived assets, and other restructuring costs including the write-off of prepaid assets related to the exit of certain product offerings, professional service fees and contract exit costs. Actual costs may be higher than we expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. For example, our divestiture activities may divert management’s attention from our core business operations, result in significant write-offs and other charges, and have an adverse effect on existing relationships with partners, customers, patients and third-party payers. We have also terminated early, changed the scope of, or may not be able to perform under certain contracts as a result of our realignment efforts, and we could incur significant liability if we do not successfully negotiate wind-down provisions or new terms. For example, we have informed certain contractual counterparties that we will not be able to perform under our companion diagnostic development agreements. Any of these or other events could adversely affect our financial condition and results of operations. In addition, we may not be able to retain qualified personnel, which may negatively affect our infrastructure and operations or result in a loss of employees and reduced productivity among remaining employees. For example, our turnaround times in returning test results increased recently. Further, the realignment may yield unintended consequences, such as attrition beyond our intended workforce reduction, reduced employee morale, loss of customers or partners, and other adverse effects on our business.
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
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.
Adverse developments that affect financial institutions have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, Silicon Valley Bank (“SVB”), Signature Bank and Silvergate Capital Corp. were each placed into receivership in March 2023. In addition, on May 1, 2023, the Federal Deposit Insurance Corporation (“FDIC”) seized First Republic Bank and sold its assets to JPMorgan Chase & Co. Widespread demands for customer withdrawals or other liquidity demands may exceed other banks' access to cash and similarly be placed into receivership or sold. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
While we have not experienced any material impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of these matters, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.
Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC recently took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank. While we did have an account at SVB, our deposits were not affected as a result of such change. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
We hold a significant amount of marketable securities in U.S. treasury notes and U.S. government agency securities.
At March 31, 2023 and December 31, 2022, we had $171.2 million and $267.5 million, respectively, of cash, cash equivalents, and restricted cash and marketable securities of $217.5 million and $289.6 million, respectively. Our marketable securities are held primarily in the form of U.S. treasury notes and U.S. government agency securities. The current statutory limit on U.S. debt, commonly known as the debt ceiling, of $31.4 trillion was reached in January, requiring the Treasury Department to take accounting measures to continue normally financing U.S. government obligations while avoiding exceeding the debt ceiling. It is expected, however, the U.S. government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and wider financial and economic repercussions. In addition, the value of our marketable securities could decline.
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:
•dozens of relatively specialized competitors focused on genetics applied to healthcare, such as Ambry Genetics Corporation, a subsidiary of Realm IDx.; Athena Diagnostics, Inc. and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated (“Quest Diagnostics”); Baylor-Miraca Genetics Laboratories LLC; Caris Life Sciences, Inc.; Centogene AG; Color Health, Inc.; Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P.; Cooper Surgical, Inc.; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; Foundation Medicine, Inc., a subsidiary of Roche Holding AG; Fulgent Genetics, Inc.; Guardant Health, Inc.; Integrated Genetics, Sequenom Inc., Correlagen Diagnostics, Inc., and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings (“Labcorp”); Myriad Genetics, Inc.; Natera, Inc. (“Natera”); Perkin-Elmer, Inc.; and Sema4 Genomics; as well as other commercial and academic laboratories;
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
We also face competition as a result of our 2021 acquisition of Ciitizen Corporation ("Ciitizen"). Ciitizen competes with companies in the patient data platform business, including, among others, PicnicHealth, All Stripes Research Inc., Seqster PDM, Inc., Apple Inc. ("Apple"), Flatiron Health, Inc.
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
In the ordinary course of our business, we collect and store sensitive data, including protected health information, or PHI, personally identifiable information, genetic information, credit card information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based systems. We also communicate PHI and other sensitive patient data through our various customer tools and platforms. In addition to storing and transmitting sensitive data that is subject to multiple legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions to our business and operations or exposure to security vulnerabilities. These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, viruses, security attacks, ransomware fraud, spikes in customer usage and denial of service issues. There continues to be a significant level of ransomware and cyber security attacks related to the ongoing conflict between Russia and Ukraine, which could result in substantial harm to internal systems necessary for running our critical operations and revenue generating services.
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
Unauthorized access, loss or dissemination could also disrupt our operations including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business.
In addition to data security risks, we face privacy risks. Should we actually violate, or be perceived to have violated, any privacy commitments we make to patients or consumers, we could be subject to a complaint from an affected individual or interested privacy regulator, such as the U.S. Department of Health and Human Services (HHS) Office for Civil Rights (OCR), the FTC, a state Attorney General, an EU Member State Data Protection Authority, or a data protection authority in another international jurisdiction. This risk is heightened given the sensitivity of the data we collect.
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
Several other states in the United States have either recently enacted or are currently considering similar consumer data privacy laws, which could impact our operations if enacted. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition.

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
The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians, geneticists or patients, and has led and may lead to claims against us if someone were to allege that a test failed to perform as it was designed, if we failed to correctly interpret the test results, if we failed to update the test results due to a reclassification of the variants according to new published guidelines, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. In addition, our entry into the reproductive health and pharmacogenetic testing markets expose us to increased liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our reputation and results of operations.
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
Impairment in the value of our intangible assets has and may in the future have a material adverse effect on our operating results and financial condition.
We record intangible assets at fair value upon the acquisition of a business. Indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit has and may in the future result in an impairment of intangible assets and, in turn, a charge to net income.
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
As of March 31, 2023, we have substantial deferred tax assets consisting of federal and state net operating losses and tax credit carryforwards. At December 31, 2022, our total gross deferred tax assets were $795.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Risks related to our indebtedness
The terms of our convertible senior secured notes will require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
In February 2023, we issued $305.3 million aggregate principal amount of our 4.50% convertible senior secured notes due 2028, or the convertible senior secured notes. The convertible senior secured notes are secured by a first priority lien on substantially all of our and our subsidiaries’ assets (including our intellectual property) and are guaranteed by our subsidiaries, in each case, excluding certain excluded assets and immaterial subsidiaries.
The indenture governing our convertible senior secured notes restricts our ability to, among other restrictions, pursue certain dispositions, mergers or acquisitions, encumber our intellectual property, incur indebtedness or liens, pay dividends or make other payments in respect of our capital stock, make investments and engage in certain other business transactions. In addition, the indenture contains financial covenants that will require us to maintain revenue in the prior four quarters of not less than $250.0 million and, starting with the quarter ending March 31, 2025, a minimum liquidity of at least 15% of the amount of our secured indebtedness then outstanding. If we fail to comply with these or any of the other covenants under the indenture and are unable to obtain a waiver or amendment, the holders of the convertible senior secured notes may, among other things, declare all of the convertible senior secured notes due and payable and exercise rights with respect to collateral securing those notes, each of which could significantly harm our business, financial condition and prospects and could cause the price of our common stock to decline.
If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
If our stockholders do not approve the conversion of the convertible senior secured notes, we may not have the cash necessary to settle such notes in cash upon conversion.
Our convertible senior secured notes will be convertible at any time at the option of the holders thereof, provided that the holders are prohibited from converting such notes into shares of common stock in excess of the limitations imposed by the rules of the NYSE prior to such time that we obtain stockholder approval for the issuance of such excess shares of common stock. In the absence of stockholder approval, we will be required, after the grace period specified under the indenture with respect to the convertible senior secured notes, to settle any conversion of the excess shares in cash at the then current fair market value, if the holders elect to convert. If we are unable to obtain the requisite stockholder approval and holders convert the convertible senior secured notes, we may not have sufficient cash to satisfy our obligations to the converting holders.
We have a large amount of debt, servicing our debt requires a significant amount of cash, we may not have sufficient cash flow from our business to service our debt, and we may need to refinance all or a significant portion of our debt.
As of March 31, 2023, we had outstanding $44.3 million aggregate principal amount of our convertible senior notes due 2024, or the 2024 notes, $1,150.0 million aggregate principal amount of our existing convertible senior notes due 2028, or the unsecured 2028 notes, and $305.3 million aggregate principal amount of our new convertible senior secured notes due 2028. We refer to the 2024 notes and the unsecured 2028 notes as the unsecured convertible notes, and we refer to the unsecured convertible notes and the convertible senior secured notes collectively as the outstanding convertible notes.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. The respective conversion prices of our unsecured convertible notes are significantly higher than the prevailing market prices for our common stock, and our stock price would have to increase significantly in order for holders to convert our notes prior to maturity. If we are unable to generate cash flow necessary to service or repay our debt at maturity, we may be required to adopt one or more alternatives, including, but not limited to, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time, and the terms of any such refinancing may be less favorable to us than the terms of our current indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to repurchase our outstanding convertible notes upon a fundamental change or major transaction, as applicable, and the indenture governing our current senior secured notes contains, and our future debt may contain, limitations on our ability to pay cash to repurchase our outstanding convertible notes and other debt.
Holders of our outstanding unsecured convertible notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change, as defined in the respective indentures governing our outstanding unsecured convertible notes, at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. The repurchase price for our unsecured 2028 notes will also include unpaid interest on such notes to the maturity date. Similarly, holders of our convertible senior secured notes will have the right to require us to repurchase all or any portion of their notes upon the occurrence of a major transaction, as defined in the indenture governing our convertible senior secured notes, for an amount equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest and a make whole amount as set forth in such indenture. The indenture governing our convertible senior secured notes will limit our ability to pay cash to repurchase our unsecured convertible notes, and we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered for repurchase. In addition, our ability to repurchase our outstanding convertible notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the respective indentures governing the notes would constitute a default under the relevant indentures. A default under an indenture or the occurrence of the fundamental change or major transaction itself could also lead to a default under the indentures governing our other convertible notes or any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repay or repurchase our convertible notes.
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
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or premarket approval, and post-market controls). See Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading "Regulation—Federal oversight of laboratory developed tests" for a description of applicable federal regulations, which is incorporated by reference herein.

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
We are also required to maintain certain in-state and out-of-state laboratory licenses and approvals to conduct testing. For more information about our federal (CLIA) and state laboratory licenses and approvals, please see Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2022, under the headings "Regulation—Clinical Laboratory Improvement Amendments of 1988, or CLIA" and “Regulation—State laboratory licensure requirements,” which are incorporated by reference herein. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of samples necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.
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
In March 2010, the Affordable Care Act, was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Policy changes or implementation of new health care legislation could result in significant changes to health care systems. In the United States, this could include potential modification or repeal of all or parts of the Affordable Care Act.
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
We do not have "advanced diagnostic laboratory test" status for our tests, but in the event that we obtain designation for one or more of our tests as an advanced diagnostic laboratory test and the tests are determined by CMS to meet these criteria or new criteria developed by CMS, we would be required to report private payer data for those tests annually. Otherwise, we will be required to report private payer rates for our tests on an every three-

years basis starting in 2023. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties.
See Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading "Regulation—Reimbursement" for a description of how public and private payers pay for our products and services, which is incorporated by reference herein. Changes in these payments and the methodologies used to determine payment amounts could have a significant impact on our financial condition, results of operations and cash flows.
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
Our AMP chemistry is the foundation of our PCM service. One of our competitors, Natera, Inc., or Natera, has filed complaints against ArcherDX, Invitae and Genosity alleging that our products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe certain patents. A description of this ongoing litigation is provided in Note 7, “Commitments and contingencies” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE, impose a number of requirements on public companies, including with respect to corporate governance practices. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in 2010, includes significant corporate governance and executive-compensation-related provisions. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.

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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The closing price of our common stock on the NYSE ranged from $1.20 to $8.63 between May 2, 2022 through May 1, 2023. Broad market and industry factors, including the COVID-19 pandemic, as well as general economic, political and geopolitical, and market conditions such as recessions, wars such as the current conflict in Ukraine, elections, interest rate changes, or cost inflation, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2023, we had outstanding 260.7 million shares of our common stock, options to purchase 2.3 million shares of our common stock (of which 1.2 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 11.0 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employees' continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include 0.8 million shares of common stock that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions, shares that may be issuable in the future in connection with the convertible senior notes, or shares issuable pursuant to our May 2021 sales agreement with Cowen and Company, LLC under which we may offer and sell from time to time at our sole discretion shares of our common stock in an aggregate amount not to exceed $400 million. In addition, as of March 31, 2023, 15.8 million and 4.6 million shares of common stock are available for future issuance under our 2015 Stock Incentive Plan and Employee Stock Purchase Plan, respectively. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

ITEM 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herein

2.1@	Agreement and Plan of Merger and Plan of Reorganization, dated as of June 21, 2020, by and among Invitae Corporation, Apollo Merger Sub A Inc., Apollo Merger Sub B LLC, ArcherDX, Inc. and Kyle Lefkoff, solely in his capacity as holders’ representative.	8-K	2.1	6/24/2020

3.1	Amended and Restated Certificate of Incorporation of Invitae Corporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 8, 2022.				X

4.1	Form of Warrant to Purchase Shares of Common Stock of Invitae Corporation.	8-K	4.2	3/1/2023

4.2	Indenture, dated as of March 7, 2023, between Invitae Corporation, the guarantor parties thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	4.1	3/8/2023

4.3	Series A Global Note representing the Series A 4.50% Convertible Senior Secured Notes due 2028, dated as of March 7, 2023, between Invitae Corporation and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	3/8/2023

4.4	Series B Global Note representing the Series B 4.50% Convertible Senior Secured Notes due 2028, dated as of March 7, 2023, between Invitae Corporation and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.3	3/8/2023

4.5	Registration Rights Agreement, dated as of March 7, 2023, between Invitae Corporation and the investor party thereto.	8-K	10.1	3/8/2023

10.1	Form of Purchase and Exchange Agreement.	8-K	10.1	3/1/2023

10.2#	Invitae Corporation 2015 Stock Incentive Plan, as amended and restated as of April 3, 2023.				X

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

32.2*	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).				X

# Indicates management contract or compensatory plan or arrangement.

@    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
*    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

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

Date: May 9, 2023