Form 10-Q
period 2023-06-30
Invitae Corp
filed 2023-08-08
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of August 4, 2023 was 267,014,064.

PART I — Financial Information
ITEM 1. Condensed Consolidated Financial Statements
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$222,758	$257,489
Marketable securities	102,379	289,611
Accounts receivable	85,610	96,148
Inventory	20,814	30,386
Prepaid expenses and other current assets	19,664	19,496
Total current assets	451,225	693,130
Property and equipment, net	92,091	108,723
Operating lease assets	74,718	106,563
Restricted cash	10,508	10,030
Intangible assets, net	873,924	1,012,549
Other assets	20,573	23,121
Total assets	$1,523,039	$1,954,116
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$23,067	$13,984
Accrued liabilities	107,951	74,388
Operating lease obligations	16,436	14,600
Finance lease obligations	4,514	5,121
Total current liabilities	151,968	108,093
Operating lease obligations, net of current portion	139,630	134,386
Finance lease obligations, net of current portion	1,604	3,780
Debt	—	122,333
Convertible senior notes, net	1,170,611	1,470,783
Convertible senior secured notes (at fair value)	249,571	—
Deferred tax liability	6,200	8,130
Other long-term liabilities	4,241	4,775
Total liabilities	1,723,825	1,852,280
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Common stock	27	25
Accumulated other comprehensive income (loss)	8,910	(80)
Additional paid-in capital	5,018,112	4,931,032
Accumulated deficit	(5,227,835)	(4,829,141)
Total stockholders’ (deficit) equity	(200,786)	101,836
Total liabilities and stockholders’ (deficit) equity	$1,523,039	$1,954,116
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Test revenue	$115,943	$133,182	$228,566	$252,679
Other revenue	4,589	3,440	9,322	7,634
Total revenue	120,532	136,622	237,888	260,313
Operating expenses:
Cost of revenue	87,474	110,340	175,916	207,456
Research and development	63,824	115,146	125,802	243,382
Selling and marketing	44,732	62,749	89,242	122,893
General and administrative	69,966	50,854	115,207	102,282
Goodwill and IPR&D impairment	—	2,313,047	—	2,313,047
Restructuring and other costs	80,998	4,817	133,554	4,817
Total operating expenses	346,994	2,656,953	639,721	2,993,877
Loss from operations	(226,462)	(2,520,331)	(401,833)	(2,733,564)
Other income (expense), net:
Loss on extinguishment of debt, net	—	—	(10,822)	—
Debt issuance costs	—	—	(19,859)	—
Change in fair value of convertible senior secured notes	20,619	—	38,923	—
Change in fair value of acquisition-related liabilities	49	6,190	267	16,193
Other income, net	4,379	1,136	10,262	1,572
Total other income, net	25,047	7,326	18,771	17,765
Interest expense	(6,020)	(14,019)	(17,516)	(28,004)
Net loss before taxes	(207,435)	(2,527,024)	(400,578)	(2,743,803)
Income tax benefit	924	3,563	1,884	38,483
Net loss	$(206,511)	$(2,523,461)	$(398,694)	$(2,705,320)
Net loss per share, basic and diluted	$(0.78)	$(10.87)	$(1.55)	$(11.75)
Shares used in computing net loss per share, basic and diluted	263,836	232,117	256,910	230,304

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(206,511)	$(2,523,461)	$(398,694)	$(2,705,320)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale marketable securities, net of tax	10	(549)	153	(1,327)
Changes in fair value attributable to instrument-specific credit risk of convertible senior secured notes measured at fair value, net of tax	9,008	—	8,837	—
Comprehensive loss	$(197,493)	$(2,524,010)	$(389,704)	$(2,706,647)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock:
Balance, beginning of period	$26	$23	$25	$23
Common stock issued	1	1	2	1
Balance, end of period	27	24	27	24

Accumulated other comprehensive income (loss):
Balance, beginning of period	(108)	(785)	(80)	(7)
Unrealized income (loss) on available-for-sale marketable securities, net of tax	10	(549)	153	(1,327)
Changes in fair value attributable to instrument-specific credit risk of convertible senior secured notes measured at fair value, net of tax	9,008	—	8,837	—
Balance, end of period	8,910	(1,334)	8,910	(1,334)

Additional paid-in capital:
Balance, beginning of period	4,984,750	4,749,402	4,931,032	4,701,230
Common stock issued in connection with the exchange of convertible senior notes due 2024	—	—	23,461	—
Common stock issued on exercise of stock options, net	—	172	1	597
Common stock issued pursuant to employee stock purchase plan	2,168	5,637	2,168	5,637
Common stock and equity awards issued pursuant to acquisitions	830	3,609	1,893	5,269
Stock-based compensation expense	30,364	56,563	59,557	102,650
Balance, end of period	5,018,112	4,815,383	5,018,112	4,815,383

Accumulated deficit:
Balance, beginning of period	(5,021,324)	(1,904,707)	(4,829,141)	(1,722,848)
Net loss	(206,511)	(2,523,461)	(398,694)	(2,705,320)
Balance, end of period	(5,227,835)	(4,428,168)	(5,227,835)	(4,428,168)
Total stockholders' (deficit) equity	$(200,786)	$385,905	$(200,786)	$385,905

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(398,694)	$(2,705,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and IPR&D impairment	—	2,313,047
Impairments and losses on disposals of long-lived assets, net	131,195	4,817
Depreciation and amortization	68,662	64,247
Stock-based compensation	59,557	103,901
Amortization of debt discount and issuance costs	4,259	7,776
Loss on extinguishment of debt, net	10,822	—
Debt issuance costs	19,859	—
Change in fair value of convertible senior secured notes	(38,923)	—
Remeasurements of liabilities associated with business combinations	(267)	(16,193)
Benefit from income taxes	(1,884)	(38,483)
Post-combination expense for acceleration of unvested equity and deferred stock compensation	1,660	3,320
Amortization of premiums and discounts on investment securities	(4,966)	1,178
Non-cash lease expense	6,681	3,192
Other	824	(1,321)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	10,538	(16,359)
Inventory	9,572	(15,557)
Prepaid expenses and other current assets	(168)	(2,134)
Other assets	587	(2,104)
Accounts payable	9,092	6,575
Accrued expenses and other long-term liabilities	22,291	7,186
Net cash used in operating activities	(89,303)	(282,232)
Cash flows from investing activities:
Purchases of marketable securities	(228,092)	(605,454)
Proceeds from maturities of marketable securities	420,440	301,933
Purchases of property and equipment	(2,741)	(36,970)
Proceeds from sale of property and equipment	332	—
Other	3	—
Net cash provided by (used in) investing activities	189,942	(340,491)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,170	6,234
Proceeds from issuance of Series B convertible senior secured notes due 2028	30,000	—
Payments for debt issuance costs and prepayment fees	(28,014)	—
Repayment of debt	(135,000)	—
Finance lease principal payments	(2,576)	(2,677)
Settlement of acquisition obligations	(1,472)	(707)
Net cash (used in) provided by financing activities	(134,892)	2,850
Net decrease in cash, cash equivalents and restricted cash	(34,253)	(619,873)
Cash, cash equivalents and restricted cash at beginning of period	267,519	933,525
Cash, cash equivalents and restricted cash at end of period	$233,266	$313,652

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$—	$4,472
Purchases of property and equipment in accounts payable and accrued liabilities	$1,182	$9,177
Common stock issued for acquisition of businesses	$233	$—
Exchange of convertible senior notes due 2024	$(302,941)	$—
Exchange for convertible senior secured notes due 2028	$301,071	$—
Operating lease assets obtained in exchange for lease obligations, net	$—	$4,495

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Organization and description of business
Invitae Corporation ("Invitae," “the Company," "we," "us," and "our") was incorporated in the State of Delaware on January 13, 2010, as Locus Development, Inc. and we changed our name to Invitae Corporation in 2012. We offer high-quality, comprehensive, affordable genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women's health, and rare diseases. Invitae operates in one segment.
Strategic realignment
On July 18, 2022, the Company initiated a strategic realignment of our operations and began implementing cost reduction programs, which was approved by the board of directors of the Company on July 16, 2022. See Note 10, "Restructuring and other costs" for additional information regarding our strategic realignment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
Liquidity and financial condition
The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have generally incurred net losses since our inception, and as of June 30, 2023, we had an accumulated deficit of $5.2 billion. For the six months ended June 30, 2023 and 2022, we had net losses of $398.7 million and $2.7 billion, respectively, and we expect to incur additional losses in the near term. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses. Since inception, our operations have been financed primarily by fees collected from our customers, net proceeds from sales of our capital stock as well as borrowing from debt facilities and the issuance of convertible senior notes. We expect to raise additional funding to finance operations and service debt obligations prior to achieving profitability. In accordance with Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Quarterly Report on Form 10-Q in considering whether it has the ability to meet its obligations.
At June 30, 2023 and December 31, 2022, we had $233.3 million and $267.5 million, respectively, of cash, cash equivalents, and restricted cash and marketable securities of $102.4 million and $289.6 million, respectively. Our primary use of cash is to fund our operations. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2023 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for the next 12 months from the date of issuance of these financial statements.
To maintain an adequate amount of available liquidity and execute our current operating plan beyond that 12 month period, we will need to continue to raise additional capital from external sources; however, we have not secured such funding at the time of this filing. We regularly consider fundraising opportunities and expect to determine the timing, nature and size of future financings based upon various factors, including market conditions, debt maturities and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs, which could include an additional reduction in workforce, elimination of business activities and services, and further reductions in other operating expenses. Doing so could potentially have an unfavorable effect on our ability to execute our business plan and have an adverse effect on our business, results of operations and future prospects.
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
Prior period reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Loss on disposal of property and equipment is now included in restructuring and other costs in the condensed consolidated statements of operations. This reclassification had no effect on the previously reported results of operations.
Concentrations of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. Our cash and cash equivalents are primarily held by financial institutions in the United States. Such deposits often exceed federally insured limits.
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets are reconciled to the amounts reported in the condensed consolidated statements of cash flows as follows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$222,758	$303,626
Restricted cash	10,508	10,026
Total cash, cash equivalents and restricted cash	$233,266	$313,652
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
The convertible senior secured notes accounted for under the fair value option election pursuant to ASC 825, Financial Instruments, are each a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and recurring estimated fair value measurements under ASC 815, Derivatives and Hedging. Notwithstanding, ASC 825 provides for the fair value option election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments. When the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date. The estimated fair value adjustment related to the portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive loss, with the remaining amount of the fair value adjustment recognized in other income (expense), net in our condensed consolidated statements of operations. We have elected to present the component related to accrued interest in the change in fair value of the Senior Secured 2028 Notes.
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
The following tables present disaggregated revenue by customer and product offering by category (in thousands):

	Patient		Institution	Three Months Ended June 30, 2023
	Insurance	Direct
Product:
Oncology	$52,145	$1,848	$5,809	$59,802
Women's health	21,534	3,504	1,539	26,577
Rare diseases	13,919	2,562	5,476	21,957
Data/services	—	—	12,196	12,196
Total revenue	$87,598	$7,914	$25,020	$120,532

	Patient		Institution	Three Months Ended June 30, 2022
	Insurance	Direct
Product:
Oncology	$53,656	$2,858	$24,690	$81,204
Women's health	19,311	5,050	2,264	26,625
Rare diseases	7,999	2,512	6,640	17,151
Data/services	—	—	11,642	11,642
Total revenue	$80,966	$10,420	$45,236	$136,622

	Patient		Institution	Six Months Ended June 30, 2023
	Insurance	Direct
Product:
Oncology	$102,760	$3,553	$13,795	$120,108
Women's health	41,744	6,916	2,798	51,458
Rare diseases	25,346	4,951	11,792	42,089
Data/services	—	—	24,233	24,233
Total revenue	$169,850	$15,420	$52,618	$237,888

	Patient		Institution	Six Months Ended June 30, 2022
	Insurance	Direct
Product:
Oncology	$102,194	$6,294	$44,891	$153,379
Women's health	36,076	11,054	4,286	51,416
Rare diseases	14,600	5,229	12,905	32,734
Data/services	—	—	22,784	22,784
Total revenue	$152,870	$22,577	$84,866	$260,313

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$(1.3)	$1.2	$(4.3)	$2.4
(Loss) income from operations	$(1.3)	$1.2	$(4.3)	$2.4
Net (loss) income per share, basic and diluted	$(0.00)	$0.01	$(0.02)	$0.01
Accounts receivable
The majority of our accounts receivable represents amounts billed to customers for test and data and service activities, and estimated amounts to be collected from patients' insurance carriers for test services.
We record a contract asset for services delivered under certain biopharmaceutical contracts, which are unbilled as of the end of the period. The contract receivable was $0.7 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively, and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. We recognized revenue of $1.6 million and $1.7 million from deferred revenue during the three and six months ended June 30, 2023, respectively. The current contract liability was $5.2 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively, which was included in accrued liabilities in the condensed consolidated balance sheets. The long-term contract liability was zero and $0.1 million at June 30, 2023 and December 31, 2022, respectively, which was included in other long-term liabilities in the condensed consolidated balance sheets.
Refund liability
As part of our strategic realignment, we terminated early or changed the scope of several companion diagnostic development contracts with milestones in progress. Upon termination, we recorded a refund liability related to the remaining outstanding performance-based milestones. During the three months ended March 31, 2023, we recorded settlement activity associated with the early termination of a companion diagnostic contract. The refund liability was $2.5 million and $4.7 million as of June 30, 2023 and December 31, 2022, respectively, which was included in accrued liabilities in the condensed consolidated balance sheets.
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

4. Intangible assets, net
The following table presents details of our acquired intangible assets as of June 30, 2023 (in thousands):

	June 30, 2023
	Cost	Accumulated Amortization	Asset Disposals/Impairments	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$40,928	$(19,707)	$—	$21,221	10.8
Developed technology	1,138,702	(219,887)	(82,355)	836,460	11.0
Trade name	21,072	(4,829)	—	16,243	12.0
	$1,200,702	$(244,423)	$(82,355)	$873,924	11.0
The following table presents details of our acquired intangible assets as of December 31, 2022 (in thousands):

	December 31, 2022
	Cost	Accumulated Amortization	Asset Disposals/Impairments	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$41,515	$(17,675)	$(359)	$23,481	10.8
Developed technology	1,174,506	(183,133)	(19,426)	971,947	10.8
Non-compete agreement	286	(286)	—	—	—
Trade name	21,085	(3,964)	—	17,121	12.0
Patent assets and licenses	495	(156)	(339)	—	—
Right to develop new technology	19,359	(2,474)	(16,885)	—	—
	$1,257,246	$(207,688)	$(37,009)	$1,012,549	10.8
Acquisition-related intangibles included in the above tables are generally finite-lived and are carried at cost less accumulated amortization. Customer relationships are being amortized on an accelerated basis in proportion to estimated cash flows. All other finite-lived acquisition-related intangibles are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $27.7 million and $30.0 million for the three months ended June 30, 2023 and 2022, respectively, and $56.3 million and $50.2 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense is recorded in cost of revenue, research and development, and selling and marketing expenses in our condensed consolidated statements of operations.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives as of June 30, 2023 (in thousands):

2023 (remainder of year)	$51,302
2024	102,326
2025	100,573
2026	100,539
2027	99,873
Thereafter	419,311
Total estimated future amortization expense	$873,924
Impairment assessment
Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events or changes in circumstances indicate that these assets may be impaired. We evaluate the fair value of long-lived assets, which include property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. In testing for goodwill impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the carrying value exceeds its fair value, we perform a quantitative goodwill impairment test to compare to the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value.
During the three months ended June 30, 2022, as a result of the significant, sustained decline in our stock price and related market capitalization and lower than expected financial performance, we performed an impairment assessment of goodwill, in-process research and development ("IPR&D") intangible assets, and long-lived assets, including definite-lived intangibles. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $2.3 billion during the three and six months ended June 30, 2022, which was included in goodwill and IPR&D impairment expense in the condensed consolidated statements of operations. The goodwill was fully impaired as of June 30, 2022.
We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio, Inc. ("Singular Bio") that it was more likely than not that the asset is impaired. We recognized a non-cash, pre-tax impairment charge of $30.0 million during the three and six months ended June 30, 2022 related to the IPR&D intangible asset. The impairment charges are recorded in goodwill and IPR&D impairment expense in the condensed consolidated statements of operations. The indefinite-lived intangible asset was fully impaired as of June 30, 2022. Additionally, we recognized a loss on disposal of property and equipment of $4.8 million during the three and six months ended June 30, 2022 related to specific equipment that is no longer being utilized on this project and has no alternative future use. The loss on disposal is recorded in restructuring and other costs in the condensed consolidated statements of operations.
In March 2023, we decided to cease the use of acquired technology focused on informing clinical decisions as management continued our portfolio optimization. During the three months ended March 31, 2023, we wrote-off the remaining carrying value of the related developed technology intangible asset of $2.1 million and recognized $1.0 million for related contractual obligations, which are included in restructuring and other costs in the condensed consolidated statements of operations. See Note 10, "Restructuring and other costs" for additional information.
In June 2023, we decided to cease the use of acquired technology focused on pharmacogenetic testing as management continued our portfolio optimization. During the three months ended June 30, 2023, we wrote-off the remaining carrying value of the related developed technology intangible asset of $5.5 million, which is included in restructuring and other costs in the condensed consolidated statements of operations. See Note 10, "Restructuring and other costs" for additional information.
During the three months ended June 30, 2023, while exploring strategic alternatives in relation to the use of our acquired technology for our patient data platform to help patients collect, organize, store and share their medical records digitally, the developed technology was tested for recoverability. Based on the results of our testing, we wrote-off the remaining carrying value of the related developed technology intangible asset of $74.8 million, which is included in restructuring and other costs in the condensed consolidated statements of operations. See Note 10, "Restructuring and other costs" for additional information.
5. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$20,814	$29,992
Work in progress	—	382
Finished goods	—	12
Total inventory	$20,814	$30,386
During the second quarter of 2023, management decided to exit certain product offerings. During the three months ended June 30, 2023, we wrote-off the remaining inventory related to these product offerings of $0.7 million, which is included in cost of revenue in the condensed consolidated statements of operations.

Property and equipment, net
Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$73,324	$73,095
Laboratory equipment	60,835	67,261
Computer equipment	13,839	13,511
Furniture and fixtures	1,365	1,427
Construction-in-progress	12,752	21,006
Other	6,208	2,996
Total property and equipment, gross	168,323	179,296
Accumulated depreciation	(76,232)	(70,573)
Total property and equipment, net	$92,091	$108,723
Depreciation expense was $5.0 million and $5.8 million for the three months ended June 30, 2023 and 2022, respectively, and $10.4 million and $11.4 million for the six months ended June 30, 2023 and 2022, respectively.
During the first quarter of 2023, we decided to exit certain leased premises and we recognized a loss on disposal of property and equipment, net of $8.5 million during the three months ended March 31, 2023 for related lab equipment and leasehold improvements, which was included in restructuring and other costs in our condensed consolidated statement of operations. See Note 7, "Commitments and contingencies" and Note 10, "Restructuring and other costs" for additional information including further discussion related to operating lease impairments.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and related expenses	$36,505	$25,315
Accrued expenses	26,920	23,628
Accrued litigation	25,406	905
Compensation and other liabilities associated with business combinations	3,887	5,335
Deferred revenue	5,239	4,814
Accrued interest	4,595	6,646
Accrued royalties	2,151	3,177
Other accrued liabilities	3,248	4,568
Total accrued liabilities	$107,951	$74,388
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
Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables set forth the fair value of our financial instruments that were measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$221,179	$3	$—	$221,182	$221,182	$—	$—
U.S. Treasury notes	15,649	4	—	15,653	15,653	—	—
U.S. government agency securities	86,660	74	(8)	86,726	—	86,726	—
Total financial assets	$323,488	$81	$(8)	$323,561	$236,835	$86,726	$—

Financial liabilities:
Stock payable liability				$251	$—	$—	$251
Contingent consideration				25	—	—	25
Convertible senior secured notes				249,571	—	—	249,571
Total financial liabilities				$249,847	$—	$—	$249,847

June 30, 2023
Reported as:
Cash equivalents	$210,674
Restricted cash	10,508
Marketable securities	102,379
Total cash equivalents, restricted cash, and marketable securities	$323,561

Convertible senior secured notes	$249,571
Other long-term liabilities	276
Total liabilities	$249,847

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$158,931	$—	$—	$158,931	$158,931	$—	$—
U.S. Treasury notes	193,685	1	(123)	193,563	193,563	—	—
U.S. government agency securities	96,006	55	(13)	96,048	—	96,048	—
Total financial assets	$448,622	$56	$(136)	$448,542	$352,494	$96,048	$—

Financial liabilities:
Stock payable liability				$744	$—	$—	$744
Contingent consideration				25	—	—	25
Total financial liabilities				$769	$—	$—	$769

December 31, 2022
Reported as:
Cash equivalents	$148,901
Restricted cash	10,030
Marketable securities	289,611
Total cash equivalents, restricted cash, and marketable securities	$448,542

Other long-term liabilities	$769

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. At June 30, 2023, the remaining contractual maturities of available-for-sale securities ranged from zero to eight months. Interest income generated from our investments was $2.3 million and $1.8 million during the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively, which was included in other income (expense), net in the condensed consolidated statements of operations.
The total fair value of investments with unrealized losses at June 30, 2023 was $20.1 million. None of the available-for-sale securities held as of June 30, 2023 have been in an unrealized loss position for more than one year. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2023, because the change in market value of those securities has resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. For marketable securities in an unrealized loss position, we assess our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered. The cost of securities sold is based on the specific identification method.
The following tables include a rollforward of the stock payable liability, contingent consideration, and Senior Secured 2028 Notes classified within Level 3 of the fair value hierarchy (in thousands):

	Three Months Ended June 30, 2023
	Stock Payable Liability	Contingent Consideration	Convertible Senior Secured Notes
Fair value at March 31, 2023	$300	$25	$282,938
Changes in fair value	(49)	—	(20,619)
Changes in fair value related to instrument-specific credit risk	—	—	(9,008)
Cash payments for interest	—	—	(3,740)
Fair value at June 30, 2023	$251	$25	$249,571

	Six Months Ended June 30, 2023
	Stock Payable Liability	Contingent Consideration	Convertible Senior Secured Notes
Fair value at December 31, 2022	$744	$25	$—
Issuance of convertible senior secured notes at fair value	—	—	301,071
Changes in fair value	(267)	—	(38,923)
Changes in fair value related to instrument-specific credit risk	—	—	(8,837)
Settlements	(226)	—	—
Cash payments for interest	—	—	(3,740)
Fair value at June 30, 2023	$251	$25	$249,571

	Three Months Ended June 30, 2022
	Stock Payable Liability	Contingent Consideration
Fair value at March 31, 2022	$10,922	$2,029
Change in fair value	(6,190)	(2,004)
Settlements	(1,950)	—
Fair value at June 30, 2022	$2,782	$25

	Six Months Ended June 30, 2022
	Stock Payable Liability	Contingent Consideration
Fair value at December 31, 2021	$20,925	$1,875
Change in fair value	(16,193)	(1,850)
Settlements	(1,950)	—
Fair value at June 30, 2022	$2,782	$25
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. The change in fair value related to stock payable liabilities was income of $0.1 million and $6.2 million during the three months ended June 30, 2023 and 2022, respectively, and income of $0.3 million and $16.2 million for the six months ended June 30, 2023 and 2022, respectively, which was recorded in change in fair value of acquisition-related liabilities in the condensed consolidated statements of operations.
Contingent consideration relates to the obligation we may be required to pay in the form of additional shares of our common stock resulting from the acquisition of Genelex in April 2020. The amount of the contingent obligation is dependent upon the achievement of a certain product milestone, at which time we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. The estimated fair value of the contingent consideration is based upon significant inputs not observable in the market and, therefore, represents a Level 3 measurement. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the estimated fair value of the liability. The change in fair value related to contingent consideration recorded to general and administrative expense was zero and income of $2.0 million during the three months ended June 30, 2023 and 2022, respectively, and zero and income of $1.8 million during the six months ended June 30, 2023 and 2022, respectively.
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
Under the fair value election as prescribed by ASC 825, we record changes in fair value, inclusive of related accrued interest, through the condensed consolidated statement of operations as a fair value adjustment of the convertible senior secured debt each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive loss, if applicable. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the risk-free interest rate, credit spread, and cost of debt assumptions. The initial carrying amount of the Senior Secured 2028 Notes, measured at the estimated fair value on the date of issuance, was $301.1 million. As of June 30, 2023, the estimated fair value was $249.6 million. During the three and six months ended June 30, 2023, the corresponding change in fair value of the Senior Secured 2028 Notes was a gain of $20.6 million and $38.9 million, respectively, which is included in other income (expense), net in the condensed consolidated statements of operations. The change in fair value related to instrument-specific credit risk was $9.0 million and $8.8 million during the three and six months ended June 30, 2023, respectively, which is included in the condensed consolidated statements of comprehensive loss. See Note 7, "Commitments and contingencies" under the heading "Convertible senior notes—Convertible senior secured notes due 2028" for a description of the Senior Secured 2028 Notes.
Significant inputs into the binomial lattice model as of June 30, 2023 and March 7, 2023 were as follows:

	June 30, 2023	March 7, 2023
Stock price	$1.13	$1.65
Conversion price	$2.58	$2.58
Volatility	105.0%	107.5%
Risk-free interest rate	4.23%	4.35%
Credit spread	15.06%	13.76%
Cost of debt	19.3%	18.1%
Term (years)	4.71	5.02
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
During the first quarter of 2023, we decided to exit certain leased premises and actively began looking to sublease certain facilities, including the related leasehold improvements. We determined that the changes in the intended use of these locations represented an indicator of impairment and performed a test of recoverability on March 31, 2023. For operating leases where the carrying values of the asset group were lower than the undiscounted cash flows expected through sublease, we impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $7.6 million to $35.7 million and a discount rate ranging from 7.0% to 8.0%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended March 31, 2023, we recognized an impairment charge of $37.8 million related to the right-of-use assets and $2.0 million for the related leasehold improvements, which was included in restructuring and other costs in our condensed consolidated statement of operations.

During the first quarter of 2023, we reassessed certain leases previously impaired as part of the strategic realignment for additional impairment due to the continued decline in market conditions and changes in the ability to sublease the properties. We determined that the changes in market conditions represented an indicator of impairment and performed a test of recoverability on March 31, 2023. For operating leases where the carrying values of the asset group were lower than the undiscounted cash flows expected through sublease, we further impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $0.3 million to $1.9 million and discount rates ranging from 7.50% to 7.75%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended March 31, 2023, we recognized an impairment charge of $2.3 million related to the right-of-use assets, which was included in restructuring and other costs in our consolidated statements of operations.
During the second quarter of 2023, we reassessed certain leases previously impaired as part of the strategic realignment for additional impairment due to the continued decline in market conditions and changes in the ability to sublease the properties. We determined that the changes in market conditions represented an indicator of impairment and performed a test of recoverability on June 30, 2023. For operating leases where the carrying values of the asset group were lower than the undiscounted cash flows expected through sublease, we further impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $0.1 million to $0.4 million and a discount rate of 7.75%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended June 30, 2023, we recognized an impairment charge of $0.6 million related to the right-of-use assets, which was included in restructuring and other costs in our consolidated statements of operations.
Sublease income was $0.3 million and $0.7 million during the three and six months ended June 30, 2023, respectively. There was no sublease income for the three and six months ended June 30, 2022, respectively.
Debt financing
In October 2020, we entered into a credit agreement with a financial institution under which we borrowed $135.0 million (the "2020 Term Loan") concurrent with the closing of the ArcherDX, Inc. ("ArcherDX") acquisition. The 2020 Term Loan bore interest at an annual rate equal to three-month LIBOR, subject to a 2.00% LIBOR floor, plus a margin of 8.75%. If the 2020 Term Loan is prepaid (whether such prepayment is optional or mandatory), we were required to pay a prepayment fee of 6% if the prepayment occurs prior to the third anniversary of the closing date or 4% if the prepayment occurs after the third anniversary of the closing date and we were also required to pay a make-whole fee if the prepayment occurs prior to the second anniversary of the closing date.
Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes (defined below), was zero and $5.9 million for the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively.
In February 2023, we repaid, prior to the maturity date, the principal balance outstanding of $135.0 million plus accrued interest of $2.6 million. During the three months ended March 31, 2023, we incurred debt extinguishment costs of $19.3 million related to the prepayment, which included the write-off of unamortized debt issuance costs of $11.2 million and prepayment fees of $8.1 million, which was included in loss on extinguishment of debt, net in the condensed consolidated statements of operations.
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
The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Since issuance, these notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. The notes were not convertible during the six months ended June 30, 2023 and there have been no significant conversions in the periods in which they were convertible.
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
See the discussion below regarding the purchase and exchange agreements with certain holders of the outstanding 2024 Notes. As of June 30, 2023, the outstanding principal balance of the 2024 Notes was $44.3 million.
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
Summary of convertible senior notes
Our 2024 Notes and 2028 Notes (collectively, our "Convertible Senior Notes") consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Outstanding principal	$1,194,269	$1,499,996
Unamortized debt discount and issuance costs	(23,658)	(29,213)
Net carrying amount	$1,170,611	$1,470,783
As of June 30, 2023, the fair value of the 2024 Notes and 2028 Notes was $40.4 million and $481.4 million, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on the estimated or actual bid prices in an over-the-counter market and/or market conditions including the price and volatility of our common stock and comparable company information. The effective interest rates were 2.56% and 1.95% for the 2024 Notes and 2028 Notes, respectively. We recognized $5.8 million and $7.7 million of interest expense related to our Convertible Senior Notes during the three months ended June 30, 2023 and 2022, respectively, and $13.0 million and $15.4 million during the six months ended June 30, 2023 and 2022, respectively. Of the interest expense recognized, $1.2 million and $1.7 million during the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $3.3 million during the six months ended June 30, 2023 and 2022, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
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
The Senior Secured 2028 Notes are guaranteed by our material subsidiaries and secured by (i) a security interest in substantially all of the assets of the Company and its domestic material subsidiaries and (ii) a pledge of the equity interests of the Company's direct and indirect subsidiaries, subject to certain customary exceptions. The indenture contains certain specified events of default, the occurrence of which would entitle the holders of the Senior Secured 2028 Notes to demand repayment of all outstanding principal and accrued interest on the Notes, together with a make-whole payment as determined pursuant to the indenture. The indenture also includes specific affirmative and restrictive covenants agreed to by the Company. In addition, the indenture also contains financial covenants that will require us to maintain revenue in the prior four quarters of not less than $250.0 million and, starting with the quarter ending March 31, 2025, a minimum liquidity of at least 15% of the amount of our secured indebtedness then outstanding. As of June 30, 2023, we are in compliance with all restrictive and financial covenants.
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
The initial carrying amount of the Senior Secured 2028 Notes, measured at the estimated fair value on the date of issuance, was $301.1 million. As of June 30, 2023, the estimated fair value of the Senior Secured 2028 Notes was $249.6 million and was recorded as a long-term liability in the condensed consolidated balance sheets. The portion of the estimated fair value of Series A Notes for which conversion was subject to stockholder approval and for which the Company had a cash settlement obligation was classified as a current liability as of March 31, 2023 in the condensed consolidated balance sheets. Upon obtaining stockholder approval for the issuance of shares of common stock in excess of the limitations imposed by the NYSE rules, the portion of the estimated fair value of Series A Notes previously subject to stockholder approval is classified as a long-term liability as of June 30, 2023 in the condensed consolidated balance sheets. Classification of the Senior Secured 2028 Notes as a long-term liability represents our intent and ability to settle the obligations by issuing shares. During the three and six months ended June 30, 2023, the corresponding change in fair value of the Senior Secured 2028 Notes was a gain of $20.6 million and $38.9 million, respectively, which was included in other income (expense), net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the change in fair value related to instrument-specific credit risk was $9.0 million and $8.8 million, respectively, which was included in the condensed consolidated statements of comprehensive loss.
In connection with the issuance of the Senior Secured 2028 Notes, we incurred approximately $19.9 million of debt issuance costs primarily related to legal and consulting fees paid to third parties, which were expensed as incurred during the three months ended March 31, 2023 and included in other income (expense), net in the condensed consolidated statements of operations.
The exchange of the 2024 Notes for the Senior Secured 2028 Notes was treated as an extinguishment of debt. During the three months ended March 31, 2023, we recognized a gain on extinguishment of $8.5 million representing the difference between the fair value of the Series A Notes immediately prior to the exchange plus the fair value of common shares issued and the carrying amount of the 2024 Notes, which was included in loss on extinguishment of debt, net in the condensed consolidated statements of operations.

Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At June 30, 2023, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $25.5 million. On July 27, 2023, Invitae and Illumina Inc. ("Illumina") entered into a termination and settlement agreement to terminate the IVD Test Kit Development Agreement between Illumina and ArcherDx, effective September 24, 2020, as amended, and the Amended and Restated Commercialization Agreement between Illumina and ArcherDx LLC, effective May 11, 2021, as amended (collectively, “IVD Agreements”). Under the terms of the termination and settlement agreement, we committed to (a) pay a termination fee of $2.0 million; (b) purchase at least two units of Illumina's sequencing equipment and (c) purchase at least $30.0 million of sequencing consumables in calendar year 2023.
Guarantees and indemnification
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at June 30, 2023 or December 31, 2022.
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
We were not a party to any material legal proceedings at June 30, 2023, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using Anchored Multiplex PCR ("AMP") chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which are held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent

No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its second amended complaint (“Second Amended Complaint”) on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its third amended complaint (“Third Amended Complaint”) to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its answer and counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery concluded in December 2021. On January 21, 2022, Natera, ArcherDX and Invitae moved for summary judgment, wherein Natera seeks a determination on certain legal and equitable defenses and ArcherDX and Invitae seek a determination of non-infringement and invalidity of the asserted patents. Those motions were denied by order dated February 6, 2023. Following a one-week jury trial, on May 15, 2023, a jury found the asserted claims of U.S. Patent Nos. 10,557,172, 10,731,220, and 10,597,708 valid and directly infringed, with no finding of indirect infringement by ArcherDX’s customers, and awarded damages totaling $19.4 million in lost profits and reasonable royalties. On June 15, 2023, Natera moved to permanently enjoin infringing sales of PCM in light of the jury verdict, which ArcherDX opposed on numerous grounds in its response filed on July 18, 2023. On June 22, 2023, a bench trial was held on ArcherDX’s equitable defense that U.S. Patent Nos. 10,557,172 and 10,731,220 are unenforceable under the doctrine of prosecution laches. The court has not yet ruled on either Natera’s request for injunctive relief or ArcherDX’s prosecution laches unenforceability defense, nor has the court entered final judgment. We have accrued $19.4 million during the three months ended June 30, 2023 associated with this matter, which is included in general and administrative expenses on the condensed consolidated statement of operations.
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
QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. On March 1, 2021, each of ArcherDX and QIAGEN moved for summary judgment on issues relating to infringement and validity of ArcherDX's patents, breach of fiduciary duty and trade secret misappropriation. On June 18, 2021, ArcherDX informed the court that it would not assert the following claims to streamline the issues for trial: trade secret misappropriation, false advertising, deceptive trade practices, and tortious interference. The court denied QIAGEN's motion for summary judgment on trade secret misappropriation as moot on June 21, 2021, denied QIAGEN's motion for summary judgment on breach of fiduciary duty on July 26, 2021, and granted QIAGEN's motion for summary judgment of no literal infringement of the '810 Patent on August 21, 2021. Trial proceeded on August 23 through August 27, 2021, resulting in a unanimous jury verdict, which found that: (i) all asserted claims of the '810 and '597 Patents are valid, (ii) QIAGEN willfully infringed the asserted claims of the '810 patent (under the doctrine of equivalents) and the '597 patent (literal infringement), and (iii) ArcherDX and MGH are entitled to recover approximately $4.7 million in damages. On September 30, 2022, the court issued an order denying QIAGEN's post-trial motion for a new trial or altered verdict, granting ArcherDX's post-trial motion for ongoing royalty at a rate of 7% along with supplemental damages and interest, and denying ArcherDX's motion for an injunction with leave to renew after an evidentiary hearing. On August 2, 2023, the Court denied ArcherDX’s request to modify the scope of its proposed permanent injunction. The court entered final judgment on August 8, 2023.
8. Stockholders' equity
Shares outstanding
Shares of common stock were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock:
Shares outstanding, beginning of period	260,675	228,824	245,562	228,116
Common stock issued in connection with the convertible senior notes exchange	—	—	14,220	—
Common stock issued on exercise of stock options, net	1	46	2	133
Common stock issued pursuant to vesting of RSUs	4,251	4,132	4,966	4,753
Common stock issued pursuant to employee stock purchase plan	1,835	1,535	1,835	1,535
Common stock issued pursuant to acquisitions	—	230	177	230
Shares outstanding, end of period	266,762	234,767	266,762	234,767
Common Stock
As of June 30, 2023 and December 31 2022, we had 600 million shares of common stock authorized with a par value of $0.0001.
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). As of June 30, 2023 and December 31, 2022, we had 20 million shares of preferred stock authorized, of which 3,458,823 shares were designated as Series A convertible preferred stock. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock or Series A convertible preferred stock outstanding.
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
During the three and six months ended June 30, 2023 and 2022, respectively, we did not sell any common stock under the 2021 Sales Agreement.

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
Restricted stock units ("RSUs") generally vest ratably in quarterly installments over a period of two years, with certain awards that include a portion that vests immediately upon grant. The vesting schedule for grants to the executive team and periods prior to 2022 generally vest ratably in annual installments over a period of three years, commencing on the first anniversary of the grant date. We have also granted certain awards in connection with our management incentive plan that vest over a period of two years. Performance-based restricted stock units ("PRSUs") vest upon the achievement of certain performance conditions subject to the employees' continued service relationship with us.
In April 2021, we granted RSUs in connection with the acquisition of Genosity Inc. ("Genosity") having a value of up to $5.0 million to certain continuing employees. We recognized stock-based compensation expense of $0.4 million and $0.5 million during the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $0.9 million during the six months ended June 30, 2023 and 2022, respectively, which was primarily included in research and development expense in our condensed consolidated statements of operations. In September 2021, we granted RSUs in connection with the acquisition of the Ciitizen Corporation ("Ciitizen") having a value of up to $246.9 million to certain continuing employees. We recognized stock-based compensation expense of $16.2 million and $25.1 million during the three months ended June 30, 2023 and 2022, respectively, and $30.9 million and

$50.0 million during the six months ended June 30, 2023 and 2022, respectively, which was primarily included in research and development expense in our condensed consolidated statements of operations.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share data and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2022	12,625	2,541	$8.49	6.6	$16
Additional shares reserved	9,822	—
Options granted	(325)	325	1.46
Options cancelled	304	(304)	8.32
Options exercised	—	(2)	0.86
RSUs and PRSUs granted	(13,141)	—
RSUs and PRSUs cancelled	1,733	—
Balances at June 30, 2023	11,018	2,560	$7.62	6.9	$2
Options exercisable at June 30, 2023		1,184	$11.81	4.3	$2
Options vested and expected to vest at June 30, 2023		2,378	$7.99	6.7	$2
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The following table summarizes RSU, including PRSU, activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2022	11,895	$11.70
RSUs granted	13,141	$1.26
RSUs vested	(4,966)	$9.13
RSUs cancelled	(1,732)	$9.04
Balance at June 30, 2023	18,338	$5.17
Stock-based compensation
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,088	$2,634	$2,036	$4,499
Research and development	20,873	38,366	39,719	70,360
Selling and marketing	2,292	4,964	4,891	7,873
General and administrative	6,317	11,115	12,906	21,169
Restructuring and other costs	(206)	—	5	—
Total stock-based compensation expense	$30,364	$57,079	$59,557	$103,901
Stock-based compensation expense included in restructuring expense was primarily related to the accelerated vesting of RSUs held by certain employees whose employment was terminated as part of the strategic realignment. Additionally, certain employees were granted retention-related RSUs in August 2022 as part of the strategic realignment, which vest on the first anniversary of the grant date. During the three months ended June 30, 2023, two employees that were granted retention-related RSUs exited the Company, which resulted in the reversal of the related stock-based compensation expense.

10. Restructuring and other costs
In July 2022, we initiated a strategic realignment of our operations to reduce operating costs. The strategic realignment includes a reduction in workforce, lab and office space consolidation, elimination of business activities and services, decrease in other operating expenses, as well as a reduced international footprint. Under this strategic realignment, we reduced our workforce by approximately 1,000 employees with a majority of these employees separating from the Company by September 30, 2022 and the remaining affected employees transitioning over varying periods of time up to 12 months. Employees who were impacted by the restructuring were eligible to receive severance benefits contingent upon an impacted employee’s execution (and non-revocation, where applicable) of a separation agreement, which included a general release of claims against us.
The following table summarizes the expenses related to our strategic realignment recognized in restructuring and other costs in our condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee severance and benefits	$(20)	$—	$1,263	$—
Impairments and losses on disposals of long-lived assets, net	80,841	4,817	131,195	4,817
Other restructuring costs	177	—	1,096	—
Total restructuring and other costs	$80,998	$4,817	$133,554	$4,817
Employee severance and benefits are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. See Note 9, "Stock incentive plans" for additional information about the accelerated vesting of RSUs. Impairments and losses on disposals of long-lived assets, net include the write-off of the remaining carrying value of developed technology intangible assets as a result of management's decision to cease the use or exploration of strategic alternatives for its developed technology intangible assets, operating lease impairments, and losses on disposals of leasehold improvements associated with the exit of certain lab and office space and the related equipment. See Note 4, "Intangible assets, net" for additional information about the write-off of developed technology intangible assets. See Note 7, "Commitments and contingencies" under the heading "Leases" for additional information about operating lease impairments. See Note 5, "Balance sheet components" for additional information about net losses on disposal of property and equipment. Other restructuring costs include professional fees in relation to restructuring activities and contract exit costs including our decision to cease the use or exploration of strategic alternatives for its developed technologies. See Note 4, "Intangible assets, net" for additional information.
We expect to incur additional other restructuring costs primarily related to third-party costs up to $3.6 million. This reflects the best estimate of the Company as of the date hereof, which may be revised in subsequent periods as the strategic realignment plan progresses.
The following table summarizes the changes in liabilities associated with our strategic realignment initiatives, including restructuring and other costs incurred and cash payments as of June 30, 2023 (in thousands):

	Employee severance and benefits	Other restructuring costs	Total
Beginning balance	$—	$—	$—
Accruals	35,237	7,405	42,642
Payments	(32,974)	(5,464)	(38,438)
Balance at December 31, 2022	2,263	1,941	4,204
Accruals	1,258	1,170	2,428
Payments	(3,191)	(1,918)	(5,109)
Balance at June 30, 2023	$330	$1,193	$1,523
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

11. Income taxes
We recorded income tax benefit of $0.9 million and $3.6 million during the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $38.5 million during the six months ended June 30, 2023 and 2022, respectively, which was included in income tax benefit in the condensed consolidated statements of operations. The income tax benefit for the three months ended June 30, 2023 is primarily related to a $0.7 million release of federal valuation allowances as a result of impact on our deferred taxes related to Internal Revenue Code Section 174 research and experimental expense capitalization and impairment of acquired technology intangible assets related to a patient data platform, which enabled the associated deferred tax liability to serve as a source of income to support the realization of existing deferred tax assets for which a valuation allowance had previously been established. The income tax benefit for the six months ended June 30, 2023 is primarily related to a $1.6 million release of federal valuation allowances as a result of the impact on our deferred taxes related to Internal Revenue Code Section 174 research and experimental expense capitalization and right-of-use asset impairments, which enabled the associated deferred tax liability to serve as a source of income to support the realization of existing deferred tax assets for which a valuation allowance had previously been established.
As of June 30, 2023, we maintained $59.3 million of unrecognized tax benefits, of which $0.2 million, if recognized, would affect the Company’s effective tax rate. The remainder has been recorded as a reduction to the Company’s deferred tax assets and, if recognized, would not have an impact on the effective tax rate due to existing valuation allowance against such deferred tax assets. It is possible that the Company’s unrecognized tax benefits could change within the next twelve months due to activities of tax authorities, including possible settlement of audits, should any arise, or through normal expiration of statutes of limitations.
The Company’s policy is to include penalties and interest expense related to income taxes as a component of tax expense. As of June 30, 2023, there were no accrued interest and penalties related to the unrecognized tax benefits.
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
12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(206,511)	$(2,523,461)	$(398,694)	$(2,705,320)
Shares used in computing net loss per share, basic and diluted	263,836	232,117	256,910	230,304
Net loss per share, basic and diluted	$(0.78)	$(10.87)	$(1.55)	$(11.75)
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

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock subject to outstanding options	2,496	2,922	2,432	2,947
Shares of common stock subject to outstanding RSUs and PRSUs	19,163	21,136	15,302	18,550
Shares of common stock pursuant to ESPP	2,673	2,248	3,223	2,648
Shares of common stock subject to convertible senior notes conversion	28,122	38,403	28,122	38,403
Shares of common stock subject to convertible senior secured notes conversion	118,317	—	75,827	—
Total shares of common stock equivalents	170,771	64,709	124,906	62,548
13. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$113,270	$120,110	$223,734	$228,405
Canada	2,289	2,721	4,390	5,018
United Kingdom	648	1,774	1,834	3,921
Rest of world	4,325	12,017	7,930	22,969
Total revenue	$120,532	$136,622	$237,888	$260,313

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
•the implementation of our business model and the scope and success of our strategic realignment efforts;
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
•our expectations regarding our future revenue, cost of revenue, operating expenses and capital expenditures, and our future capital requirements and access to capital;
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
•Our inability to raise additional capital on acceptable terms in the future may limit our ability to maintain an adequate amount of available liquidity and execute our current operating plan.
•We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
•Our strategic realignment and the associated headcount reduction have and are expected to significantly change our business, result in significant expense, may not result in anticipated savings, and will disrupt our business.
•We have a large amount of debt, servicing our debt requires a significant amount of cash, we may not have sufficient cash flow from our business to repay the principal or service our debt, and we may need to refinance all or a significant portion of our debt.
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
•A jury found that our Anchored Multiplex PCR, or AMP, chemistry and products using AMP infringe the intellectual property of one of our competitors, and we may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on our business as well as our financial condition and results of operations.
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
Business overview
We are focused on making comprehensive, high-quality medical genetic testing information more accessible and instrumental to the healthcare ecosystem and stakeholders, including patients, healthcare providers, payers, biopharma partners, patient advocacy groups and more. We offer genetic testing across multiple clinical areas, including hereditary cancer, precision oncology, women’s health, and rare diseases. Medical genetics is central to health outcomes and we are working to bring it to the mainstream by enhancing the customer experience, lowering costs, removing barriers to adoption, and expanding insights and solutions. Ultimately, we expect the utility of the accumulated data will compound, enabling improved individual and population health and advancing the benefits of molecular medicine around the globe.
For the years ended December 31, 2022, 2021 and 2020, our revenue was $516.3 million, $460.4 million, and $279.6 million, respectively, and we incurred net losses of $3.1 billion, $379.0 million, and $602.2 million, respectively. For the six months ended June 30, 2023 and 2022, our revenue was $237.9 million and $260.3 million, respectively, and we recognized net losses of $398.7 million and $2.7 billion, respectively. At June 30, 2023, our accumulated deficit was $5.2 billion.
In 2022, 2021 and 2020, we generated 1,290,000, 1,169,000 and 659,000 billable units, respectively. In the six months ended June 30, 2023, we generated 516,000 billable units compared to 666,000 billable units in the same period in 2022. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped related to our precision oncology products. We refer to the set of reagents needed to perform a next generation sequencing ("NGS") test for our research use only ("RUO") product as a "reaction." As part of the strategic realignment, we discontinued the sale of and sublicensed to others our distributed precision oncology products, which includes our RUO kit and in vitro diagnostic ("IVD") product offerings. Approximately 35% of the billable volume generated in the first six months of 2023 were billable to patients and institutional customers (e.g., hospitals, clinics, medical centers, biopharmaceutical partners), and the remainder were billable to government and private insurance payers. Many of the gene tests on our assays are reimbursable by health insurance companies. However, when we do not have reimbursement policies or contracts with private insurers, or at times due to other situations, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
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
Strategic realignment
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs. We are in the process of realigning and sharpening our focus on the portfolio of businesses that we believe can generate margins and deliver returns to fuel future investment. In the testing business, we have shifted operational and commercial efforts to accelerate positive cash flow by maintaining robust support of the higher-margin, higher-growth testing opportunities among hereditary cancer, precision oncology, women's health, and rare disease. We plan to continue our expansion and integration of key digital health-based technologies and services in order to create a differentiated model in genetic health. We remain committed to our data platform, and believe that our data products can provide genetic insights to many different partners and collaborators.
The strategic realignment included a reduction in workforce of approximately 1,000 positions, lab and office space consolidation, elimination of business activities and services, decrease in other operating expenses, as well as a reduced international footprint. Management currently expects the strategic realignment will be completed in 2023 and estimates that the total costs incurred may be up to $170 million for associated employee severance and benefits, asset impairments and losses on disposals of long-lived assets, and other restructuring costs related to the realignment. This estimate excludes the impact of decisions undertaken in 2023 related to certain of the Company's long-lived assets including developed technologies. This reflects the best estimate of management as of the date hereof, which may be revised in subsequent periods as the strategic realignment progresses. The estimate of total cost incurred excludes the $47.4 million gain on the sale of the RUO kit assets recognized during the three months ended December 31, 2022. We anticipate annualized cash savings of approximately $326 million, which is expected to be fully realized by the end of 2023. We may not realize, in full or in part, the anticipated annualized cash savings due to unforeseen difficulties or delays in implementing further decreases in other operating expenses.
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
Realignment of our business and timing of expenses
As part of the strategic business realignment of our operations announced in July 2022, we initiated a comprehensive plan focused on supporting business lines and geographies that we believe can generate sustainable margins, provide the best return to fuel future investment and accelerate the company's path to positive cash flow. We believe the plan further helps ensure we remain at the forefront of innovation and advancements in genomics by allocating resources towards our core genetic testing and data platform that have the potential to improve healthcare outcomes.
We conducted an assessment of our product portfolio as well as the associated research and development and commercial spending. Our plan shifts the focus to programs relevant to the core testing business to drive profitable growth. We also performed an extensive review of internal and external costs and how those expenses align with our business structure. Additionally, we review our costs on a recurring basis for alignment with our cost optimization initiatives. Additional savings are expected to be generated through the ongoing digitization of workflows, elimination of duplication and streamlined processes across the core platforms and rationalization of technology and external services.
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
Pharma development service revenue is generated primarily from custom assay design services, sample processing activities and consultative inputs, which is separate from revenue generated by any related or unrelated product component. Subsequent to the strategic realignment, pharma development service revenue is generated from PCM services and sample processing activities. Revenue is recognized as services are provided using the input method based on our assessment of performance completed to date toward completion of a contract.
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
Operating expenses
Our operating expenses are classified into three categories related to our operational activities: research and development, selling and marketing, and general and administrative. For each category, the largest component is generally personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense. Operating expenses also include goodwill and IPR&D impairment and restructuring and other costs, which are discussed below.
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
Restructuring and other costs
Restructuring and other costs include employee severance and benefits, asset impairments and losses on disposals of long-lived assets and other costs. Employee severance and benefit costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. Employee severance and benefit costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Impairments and losses on disposals of long-lived assets include the write-off of the remaining carrying value of developed technology intangible assets as a result of management's decision to cease the use of or exploration of strategic alternatives for such developed technologies, operating lease impairments, and losses on disposals of property and equipment and leasehold improvements associated with the exit of certain lab and office space and the related equipment. Other restructuring costs include professional fees and contract exit costs.
Other income (expense), net
Other income (expense), net primarily consists of loss on extinguishment of debt, net, debt issuance costs, changes in the fair value of convertible senior secured notes and our acquisition-related liabilities, and interest income generated from our cash equivalents and marketable securities.
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
The following discussion is related to estimating the fair value of our Senior Secured 2028 Notes as of June 30, 2023, and should be read in conjunction with our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except as presented below, there have been no material changes from the critical accounting policies and estimates described in our Annual Report on Form 10-K. See Note 2, "Summary of significant accounting policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
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
As of June 30, 2023, the estimated fair value of the Senior Secured 2028 Notes was $249.6 million. The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Remeasuring the fair value of our Senior Secured 2028 Notes on a recurring basis through earnings requires the estimation of significant unobservable inputs, which involve inherent uncertainties and application of management judgment. Using different estimates or assumptions would have materially affected our results. For example, as of June 30, 2023:
•A 1,000 basis point, or ten percent, decrease or increase to the estimated stock price assumption would have decreased or increased, respectively, the estimated fair value of our Senior Secured 2028 Notes and increased or decreased, respectively, the associated gains recognized through second quarter 2023 earnings by $7.2 million and $10.3 million, respectively.
•A 1,000 basis point, or ten percent, decrease or increase to the cost of debt assumption would have increased or decreased, respectively, the estimated fair value of our Senior Secured 2028 Notes and decreased or increased, respectively, the associated gains recognized through second quarter 2023 earnings by $13.3 million and $11.9 million, respectively.
•A 1,000 basis point, or ten percent, decrease or increase to the estimated stock price volatility assumption would have decreased or increased, respectively, the estimated fair value of our Senior Secured 2028 Notes and increased or decreased, respectively, the associated gains recognized through second quarter 2023 earnings by $3.2 million and $6.2 million, respectively.

Results of operations
Three Months Ended June 30, 2023 and 2022
The following sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended June 30,		Dollar Change	% Change
	2023	2022
Revenue:
Test revenue	$115,943	$133,182	$(17,239)	(13)%
Other revenue	4,589	3,440	1,149	33%
Total revenue	120,532	136,622	(16,090)	(12)%
Operating expenses:
Cost of revenue	87,474	110,340	(22,866)	(21)%
Research and development	63,824	115,146	(51,322)	(45)%
Selling and marketing	44,732	62,749	(18,017)	(29)%
General and administrative	69,966	50,854	19,112	38%
Goodwill and IPR&D impairment	—	2,313,047	(2,313,047)	(100)%
Restructuring and other costs	80,998	4,817	76,181	N/M
Total operating expenses	346,994	2,656,953	(2,309,959)	(87)%
Loss from operations	(226,462)	(2,520,331)	2,293,869	91%
Other income, net:
Change in fair value of convertible senior secured notes	20,619	—	20,619	100%
Change in fair value of acquisition-related liabilities	49	6,190	(6,141)	(99)%
Other income, net	4,379	1,136	3,243	NM
Total other income, net	25,047	7,326	17,721	NM
Interest expense	(6,020)	(14,019)	7,999	57%
Net loss before taxes	(207,435)	(2,527,024)	2,319,589	92%
Income tax benefit	924	3,563	(2,639)	(74)%
Net loss	$(206,511)	$(2,523,461)	$2,316,950	92%
NM - Not Meaningful
Revenue
The decrease in total revenue of $16.1 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to decreased billable volume partially offset by higher average revenue per billable unit. Billable volume decreased due to the exit of certain product offerings, including the RUO kit and IVD product offerings, and geographies as a result of the strategic realignment. Billable volume decreased to approximately 261,000 in the three months ended June 30, 2023 compared to 344,000 in the same period of 2022, a decrease of 24 percent. Average revenue per billable unit was $445 per unit in the three months ended June 30, 2023 compared to $387 per unit in the comparable prior period primarily due to changes in payer and product mix.
Cost of revenue
The decrease in the cost of revenue of $22.9 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to decreases in lab materials costs of $14.5 million as a result of lower volume related to the exit of certain product offerings and geographies as part of our strategic realignment and a change in the mix of materials, decreases in personnel-related costs of $4.3 million due to a reduction in workforce related to our strategic realignment, decreases in amortization of acquired intangible assets of $1.8 million, decreases in information technology costs of $0.7 million due to lower spending on network and cloud computing services, and decreases in other costs of $1.6 million.

Research and development
The decrease in research and development expense of $51.3 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to lower personnel-related expenses of $40.7 million due to the reduction in workforce related to our strategic realignment, decreases in professional fees of $4.7 million due to lower contract labor, decreases in information technology costs of $3.3 million due to lower spending on software licenses and cloud computing, and decreases in other expenses of $2.6 million.
Selling and marketing
The decrease in selling and marketing expense of $18.0 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to lower personnel-related expenses of $17.1 million due to the reduction in workforce related to our strategic realignment, decreases in marketing costs of $0.6 million as a result of lower spending on sales materials, brand initiatives and advertising, and decreases in other expenses of $0.3 million.
General and administrative
The increase in general and administrative expense of $19.1 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in litigation-related expenses of $24.7 million representing a legal reserve and outside counsel fees related to the Natera legal proceedings, higher functional overhead expense allocations primarily related to information technology and facilities-related expenses of $3.6 million, and increases in other corporate expenses of $0.9 million. These increases were partially offset by lower personnel-related costs of $7.7 million primarily due to the reduction in workforce related to our strategic realignment, and decreases in professional fees of $2.4 million due to lower contract labor.
Goodwill and IPR&D impairment
We completed an interim impairment test for goodwill and the IPR&D indefinite-lived intangible asset acquired as part of the Singular Bio acquisition as of June 30, 2022, and as a result recorded a non-cash impairment charge of $2.3 billion during the three months ended June 30, 2022. We did not have similar impairment charges during the three months ended June 30, 2023. See Note 4, "Intangible assets, net" in Notes to the Condensed Consolidated Financial Statements in "Part 1, Item 1. Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for further information.
Restructuring and other costs
During the three months ended June 30, 2023, we incurred restructuring and other costs of $81.0 million. Restructuring and other costs were comprised of $80.8 million in impairments and losses on disposals of long-lived assets, net and $0.2 million in other restructuring expenses. During the three months ended June 30, 2022, we recognized a loss on disposal of property and equipment of $4.8 million related to specific equipment that is no longer being utilized and has no alternative future use. See Note 10, "Restructuring and other costs" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of convertible senior secured notes
During the three months ended June 30, 2023, we recorded a gain of $20.6 million related to the change in fair value of our Senior Secured 2028 Notes. We elected the fair value option to account for our Senior Secured 2028 Notes, which requires the notes to be measured at their issue-date estimated fair value and then subsequently remeasured at estimated fair value as of each reporting date. During the three months ended June 30, 2023, the gain related to the change in fair value of convertible senior secured notes was primarily due to the increase in the cost of debt assumption and the decrease in our stock price since the March 31, 2023 estimated fair value. See Note 6, "Fair value measurements" and Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of acquisition-related liabilities
The decrease in change in fair value of acquisition-related liabilities of $6.1 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to a decrease in fair value adjustments related to our stock payable liabilities as a result of the decrease in the price of our common stock and settlement of acquisition-related hold-backs.

Other income, net
The increase in other income, net of $3.2 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in interest income earned on our marketable securities investments.
Interest expense
The decrease in interest expense of $8.0 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to the repayment of the 2020 Term Loan in February 2023, and lower interest expense associated with the 2024 Notes subsequent to the purchase and exchange agreements reducing the outstanding principal balance. See Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Income tax benefit
The decrease in income tax benefit of $2.6 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily related to a $2.3 million release of federal and state valuation allowances for the three months ended June 30, 2022 as a result of the impairment of Singular Bio’s IPR&D indefinite-lived intangibles, which decreased the associated indefinite-lived deferred tax liability.
Six Months Ended June 30, 2023 and 2022
The following sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Six Months Ended June 30,		Dollar Change	% Change
	2023	2022
Revenue:
Test revenue	$228,566	$252,679	$(24,113)	(10)%
Other revenue	9,322	7,634	1,688	22%
Total revenue	237,888	260,313	(22,425)	(9)%
Operating expenses:
Cost of revenue	175,916	207,456	(31,540)	(15)%
Research and development	125,802	243,382	(117,580)	(48)%
Selling and marketing	89,242	122,893	(33,651)	(27)%
General and administrative	115,207	102,282	12,925	13%
Goodwill and IPR&D impairment	—	2,313,047	(2,313,047)	(100)%
Restructuring and other costs	133,554	4,817	128,737	N/M
Total operating expenses	639,721	2,993,877	(2,354,156)	(79)%
Loss from operations	(401,833)	(2,733,564)	2,331,731	85%
Other income (expense), net
Loss on extinguishment of debt, net	(10,822)	—	(10,822)	(100)%
Debt issuance costs	(19,859)	—	(19,859)	(100)%
Change in fair value of convertible senior secured notes	38,923	—	38,923	100%
Change in fair value of acquisition-related liabilities	267	16,193	(15,926)	(98)%
Other income, net	10,262	1,572	8,690	NM
Total other income, net	18,771	17,765	1,006	6%
Interest expense	(17,516)	(28,004)	10,488	37%
Net loss before taxes	(400,578)	(2,743,803)	2,343,225	85%
Income tax benefit	1,884	38,483	(36,599)	(95)%
Net loss	$(398,694)	$(2,705,320)	$2,306,626	85%
NM - Not Meaningful

Revenue
The decrease in total revenue of $22.4 million for the six months ended June 30, 2023 compared to the same period in 2022 was due primarily to decreased billable volume partially offset by higher average revenue per billable unit. Billable volume decreased due to the exit of certain product offerings, including the RUO kit and IVD product offerings, and geographies as a result of the strategic realignment. Billable volume decreased to 516,000 in the six months ended June 30, 2023 compared to 666,000 in the same period of 2022, a decrease of 23 percent. Average revenue per billable unit increased to $443 per unit in the six months ended June 30, 2023 compared to $379 per unit in the comparable prior period primarily due to changes in payer and product mix.
Cost of revenue
The decrease in the cost of revenue of $31.5 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to decreases in lab materials costs of $25.2 million as a result of lower volume related to the exit of certain product offerings and geographies as part of our strategic realignment and a change in the mix of materials, decreases in personnel-related costs of $8.7 million due to a reduction in workforce related to our strategic realignment, decreases in information technology costs of $1.8 million due to lower spending on network and cloud computing services, and decreases in other costs of $2.9 million. The decreases were partially offset by increases in amortization of acquired intangible assets of $7.1 million due to a full six months of amortization expense in 2023 as compared to three months of amortization expense in 2022 due to the completion of certain IPR&D assets.
Research and development
The decrease in research and development expense of $117.6 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to lower personnel-related costs of $81.4 million due to the reduction in workforce related to our strategic realignment, decreases in lab-related expenses of $9.8 million as a result of lower costs related to external development projects and lab supplies and services, decreases in professional fees of $8.4 million due to lower contract labor, decreases in information technology costs of $7.8 million due to lower spending on software licenses and network and cloud computing, decreases in facilities-related expenses of $5.2 million due to lower lease expenses and security and building support costs, and decreases in other expenses of $5.0 million.
Selling and marketing
The decrease in selling and marketing expense of $33.7 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to lower personnel-related costs of $28.9 million due to the reduction in workforce related to our strategic realignment, decreases in marketing costs of $1.4 million as a result of lower spending on sales materials, brand initiatives and advertising, decreases in information technology costs of $1.0 million due to lower spending on software licenses due to the reduction in workforce, and decreases in other expenses of $2.4 million.
General and administrative
The increase in general and administrative expense of $12.9 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in litigation-related expenses of $25.2 million representing a legal reserve and outside counsel fees related to the Natera legal proceedings, higher functional overhead expense allocations primarily related to information technology and facilities-related expenses of $13.9 million. These increases were partially offset by lower personnel-related costs of $16.1 million primarily due to the reduction in workforce related to our strategic realignment, decreases in professional fees of $5.9 million due to lower contract labor, decreases in information technology costs of $3.7 million due to lower spending on computer equipment and network and cloud computing due to the reduction in workforce, and decreases in other expenses of $0.5 million.
Goodwill and IPR&D impairment
We completed an interim impairment test for goodwill and the IPR&D indefinite-lived intangible asset acquired as part of the Singular Bio acquisition as of June 30, 2022, and as a result recorded a non-cash impairment charge of $2.3 billion. We did not have similar impairment charges during the six months ended June 30, 2023. See Note 4, "Intangible assets, net" in Notes to the Condensed Consolidated Financial Statements in "Part 1, Item 1. Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for further information.

Restructuring and other costs
During the six months ended June 30, 2023, we incurred restructuring and other costs of $133.6 million. Restructuring and other costs were comprised of $131.2 million in impairments and losses on asset disposals, $1.3 million in employee severance and benefits, and $1.1 million in other restructuring expenses. During the six months ended June 30, 2022, we recognized a loss on disposal of property and equipment of $4.8 million related to specific equipment that is no longer being utilized and has no alternative future use. See Note 10, "Restructuring and other costs" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Loss on extinguishment of debt, net
During the six months ended June 30, 2023, we incurred a net loss on extinguishment of debt of $10.8 million. In connection with the settlement of our 2020 Term Loan in February 2023, we incurred debt extinguishment costs of $19.3 million, composed of an $11.2 million write-off of unamortized debt issuance costs and $8.1 million of prepayment fees. In February 2023, we also entered into purchase and exchange agreements with certain holders of our outstanding 2024 Notes for newly issued Senior Secured 2028 Notes, shares of common stock, and cash. These exchanges resulted in a gain on extinguishment of debt of $8.5 million related to the 2024 Notes. See Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Debt issuance costs
During the six months ended June 30, 2023, we incurred debt issuance costs of $19.9 million related to the issuance of our Senior Secured 2028 Notes. See Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of convertible senior secured notes
During the six months ended June 30, 2023, we recorded a gain of $38.9 million related to the change in fair value of our Senior Secured 2028 Notes. We elected the fair value option to account for our Senior Secured 2028 Notes, which requires the notes to be measured at their issue-date estimated fair value and then subsequently remeasured at estimated fair value as of each reporting date. During the six months ended June 30, 2023, the gain related to the change in fair value of convertible senior secured notes was primarily due to the decrease in our stock price and the increase in the cost of debt assumption since the issue-date estimated fair value. See Note 6, "Fair value measurements" and Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of acquisition-related liabilities
The decrease in change in fair value of acquisition-related liabilities of $15.9 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a decrease in fair value adjustments related to our stock payable liabilities as a result of the decrease in the price of our common stock and settlement of acquisition-related hold-backs.
Other income, net
The increase in other income, net of $8.7 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in interest income earned on our marketable securities investments.
Interest expense
The decrease in interest expense of $10.5 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the repayment of the 2020 Term Loan in February 2023, and lower interest expense associated with the 2024 Notes subsequent to the purchase and exchange agreements reducing the outstanding principal balance. See Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Income tax benefit
The decrease in income tax benefit of $36.6 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a $34.6 million release of federal and state valuation allowances as a result of the reclassification of the IVD and PCM IPR&D intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing finite-lived deferred tax assets for which a valuation allowance had previously been established. There was no similar income tax benefit for the six months ended June 30, 2023.
Liquidity and capital resources
Overview
The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have generally incurred net losses since our inception, and as of June 30, 2023, we had an accumulated deficit of $5.2 billion. For the six months ended June 30, 2023 and 2022, we had net losses of $398.7 million and $2.7 billion, respectively, and we expect to incur additional losses in the near term. While our revenue has increased over time, we may never achieve revenue sufficient to offset our expenses. Since inception, our operations have been financed primarily by fees collected from our customers, net proceeds from sales of our capital stock as well as borrowing from debt facilities and the issuance of convertible senior notes. We expect to raise additional funding to finance operations and service debt obligations prior to achieving profitability. In accordance with ASC Topic 205-40, Presentation of Financial Statements - Going Concern, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Quarterly Report on Form 10-Q in considering whether it has the ability to meet its obligations.
At June 30, 2023 and December 31, 2022, we had $233.3 million and $267.5 million, respectively, of cash, cash equivalents, and restricted cash and marketable securities of $102.4 million and $289.6 million, respectively. Our primary use of cash is to fund our operations. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2023 and fees collected from the sale of our products and services will be sufficient to meet our anticipated cash requirements for the next 12 months from the date of issuance of these financial statements.
To maintain an adequate amount of available liquidity and execute our current operating plan beyond that 12 month period, we will need to continue to raise additional capital from external sources; however, we have not secured such funding at the time of this filing. We regularly consider fundraising opportunities and expect to determine the timing, nature and size of future financings based upon various factors, including market conditions, debt maturities and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. If we issue equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. In addition, the terms of additional debt securities or borrowings could impose significant restrictions on our operations. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs, which could include an additional reduction in workforce, elimination of business activities and services, and further reductions in other operating expenses. Doing so could potentially have an unfavorable effect on our ability to execute our business plan and have an adverse effect on our business, results of operations and future prospects.
Long-term debt and equity
A discussion of our long-term debt and equity financings as of June 30, 2023 is provided in Note 7, "Commitments and contingencies" and Note 8, "Stockholders' equity" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q
In the third quarter of 2022, we issued 2.4 million shares of common stock at an average price of $3.99 per share in an "at the market" offering for aggregate proceeds of $10.0 million and net proceeds of $9.7 million.

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
In October 2020, in connection with our acquisition of ArcherDX, we entered into a credit facility to borrow $135.0 million which closed concurrently with the merger. The terms of this credit facility restrict our ability to incur certain indebtedness, pay dividends, make acquisitions and take other actions. In February 2023, we repaid, prior to maturity date, the principal balance outstanding of $135.0 million plus, accrued interest of $2.6 million and prepayment fees of $8.1 million.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Holders of our outstanding unsecured convertible notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change, as defined in the respective indentures governing our outstanding unsecured convertible notes, at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. The repurchase price for our 2028 Notes will also include unpaid interest on such notes to the maturity date. Similarly, holders of our Senior Secured 2028 Notes will have the right to require us to repurchase all or any portion of their notes upon the occurrence of a major transaction, as defined in the indenture governing our Senior Secured 2028 Notes, for an amount equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest and a make-whole amount as set forth in such indenture. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments, which could adversely affect our liquidity. However, the indenture governing our Senior Secured 2028 Notes will limit our ability to pay cash to repurchase our unsecured convertible notes. Even if such limitation is no longer in effect, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered for repurchase or to repay outstanding notes when they mature.
Cash flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(89,303)	$(282,232)
Net cash provided by (used in) investing activities	189,942	(340,491)
Net cash (used in) provided by financing activities	(134,892)	2,850
Net decrease in cash, cash equivalents and restricted cash	$(34,253)	$(619,873)
Cash flows from operating activities
For the six months ended June 30, 2023, cash used in operating activities of $89.3 million principally resulted from our net loss of $398.7 million, a $38.9 million gain related to the change in fair value of convertible senior secured notes, $5.0 million of amortization of premiums and discounts on investment securities, a $1.9 million income tax benefit, and non-cash charges for remeasurements of liabilities in connection with business combinations of $0.3 million. These were partially offset by non-cash charges of $131.2 million related to impairments and losses on disposals of long-lived assets, $68.7 million for depreciation and amortization, $59.6 million for stock-based compensation, $19.9 million of debt issuance costs, $10.8 million of loss on extinguishment of debt, $6.7 million of non-cash lease expense, $4.3 million for amortization of debt discount and issuance costs related to our outstanding debt, $1.7 million of post-combination share-based compensation expense, and other activities of $0.7 million. The net effect on cash for changes in net operating assets was an increase of cash of $51.9 million.

For the six months ended June 30, 2022, cash used in operating activities of $282.2 million principally resulted from our net loss of $2.7 billion, a $38.5 million income tax benefit, and non-cash charges for remeasurements of liabilities in connection with business combinations of $16.2 million. These were partially offset by non-cash charges of $2.3 billion for goodwill and IPR&D impairments, $103.9 million for stock-based compensation, $64.2 million for depreciation and amortization, $7.8 million for amortization of debt discount and issuance costs related to our outstanding debt, $4.8 million related to impairments and losses on disposals of long-lived assets, $3.3 million of post-combination expense, and $3.2 million of non-cash lease expense. The net effect on cash for changes in net operating assets was a decrease of cash of $22.4 million.
Cash flows from investing activities
For the six months ended June 30, 2023, cash provided by investing activities of $189.9 million was primarily due to net purchases and maturities of marketable securities of $192.3 million, proceeds from the sale of property and equipment of $0.3 million, and cash used for purchases of property and equipment of $2.7 million.
For the six months ended June 30, 2022, cash used in investing activities of $340.5 million was primarily due to net purchases and maturities of marketable securities of $303.5 million and cash used for purchases of property and equipment of $37.0 million.
Cash flows from financing activities
For the six months ended June 30, 2023, cash used in financing activities of $134.9 million primarily consisted of the repayment of the 2020 Term Loan of $135.0 million, debt issuance costs related to the convertible senior notes exchange and prepayment fees on our 2020 Term Loan of $28.0 million, finance lease principal payments of $2.6 million, and settlement of acquisition obligations of $1.5 million. These were partially offset by proceeds from the issuance of Series B Notes of $30.0 million and proceeds from issuances of common stock, net of $2.2 million.
For the six months ended June 30, 2022, cash provided by financing activities of $2.9 million primarily consisted of cash received from issuances of common stock of $6.2 million, partially offset by finance lease principal payments of $2.7 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of June 30, 2023 (in thousands):

Contractual obligations:	Remainder of 2023	2024 and 2025	2026 and 2027	2028 and beyond	Total
Operating leases	$11,988	$54,005	$39,063	$98,969	$204,025
Finance leases	2,737	3,839	—	—	6,576
Convertible senior notes	—	44,269	—	1,150,000	1,194,269
Convertible senior secured notes	—	—	—	305,257	305,257
Purchase commitments	8,370	16,367	750	—	25,487
Total	$23,095	$118,480	$39,813	$1,554,226	$1,735,614
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our subleases. We expect to receive sublease income for fiscal years ending December 31, 2023, 2024 and 2025 of $0.6 million, $1.3 million and $0.2 million, respectively.
See Note 7, "Commitments and contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details regarding our leases, convertible senior notes, and purchase commitments.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements.
Recent accounting pronouncements
See “Recent accounting pronouncements” in Note 2, "Summary of significant accounting policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected effect on our financial position and results of operations.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $335.6 million at June 30, 2023, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At June 30, 2023, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive (loss) income and are realized if we sell the underlying securities prior to maturity.
In February 2023, we repaid our 2020 Term Loan including the principal balance outstanding of $135.0 million plus accrued interest of $2.6 million. We did not use interest rate derivative instruments to manage our exposure to interest rate fluctuations related to our 2020 Term Loan prior to repayment.
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of June 30, 2023, the fair market value of the 2024 Notes and 2028 Notes was $40.4 million and $481.4 million, respectively. We elected the fair value option to account for the Senior Secured 2028 Notes, which requires the notes to be remeasured at estimated fair value as of each reporting date. Under the fair value election, we will record changes in fair value, inclusive of related accrued interest, through the condensed consolidated statement of operations as a fair value adjustment of the Senior Secured 2028 Notes each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable. Fluctuations and volatility of our stock price can significantly affect the estimated fair value of the Senior Secured 2028 Notes and the corresponding change in fair value as of each reporting period. For additional information about the convertible senior notes, see Note 6, "Fair value measurements" and Note 7, "Commitments and contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of June 30, 2023, see Note 7, "Commitments and contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference to this item.
ITEM 1A. Risk Factors
Risks related to our business and strategy
Our inability to raise additional capital on acceptable terms in the future may limit our ability to maintain an adequate amount of available liquidity and execute our current operating plan.
At June 30, 2023 and December 31, 2022, we had $233.3 million and $267.5 million, respectively, of cash, cash equivalents, and restricted cash and marketable securities of $102.4 million and $289.6 million, respectively. Despite recent cost optimization initiatives, to maintain an adequate amount of available liquidity and execute our current operating plan beyond one year from the date of issuance of this Quarterly Report on Form 10-Q, we will need to continue to raise additional funds from external sources, such as through the issuance of equity or debt securities; however, any such financing activities are subject to availability and market conditions, among other things. We expect we will need to raise additional capital to finance operations prior to achieving profitability, or should we make additional acquisitions. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of our indenture governing our Senior Secured 2028 Notes restrict our ability to incur certain indebtedness and issue certain equity securities. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire companies or acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to tests we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may be required to adopt one or more alternatives, including, but not limited to, selling assets, exiting business lines, reducing our capital expenditures, delaying, reducing the scope of or eliminating one or more research and development programs, selling and marketing initiatives, or potential acquisitions, and restructuring our existing debt obligations on new terms that may be less favorable than the existing terms, if available at all. In addition, we may be required to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company. If we are unable to manage discretionary spending, raise additional capital or implement any of the above activities, as needed, we may need to curtail planned activities to reduce costs, which could include an additional reduction in workforce, elimination of business activities and services, and further reductions in other operating expenses. Doing so could potentially have an unfavorable effect on our ability to execute our business plan and have an adverse effect on our business, results of operations and future prospects.
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the six months ended June 30, 2023 and 2022, we had net losses of $398.7 million and $2.7 billion, respectively. For the years ended December 31, 2022, 2021 and 2020, our net losses were $3.1 billion, $379.0 million and $602.2 million, respectively. At June 30, 2023, our accumulated deficit was $5.2 billion. We expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $125.8 million and $243.4 million for the six months ended June 30, 2023 and 2022, respectively, and selling and marketing expenses of $89.2 million and $122.9 million for the six months ended June 30, 2023 and 2022, respectively. We incurred research and development expenses of $402.1 million, $416.1 million and $240.6 million in 2022, 2021 and 2020, respectively, and selling and marketing expenses of $218.9 million, $225.9 million and $168.3 million in 2022, 2021 and 2020, respectively. Since 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs. This realignment involves a significant reduction in our workforce as well as other steps to streamline our operations, including exiting our distributed products business and significantly decreasing our global footprint outside of the United States to less than a dozen countries or territories. Management currently expects that the strategic realignment will be completed in 2023 and estimates that the total costs incurred may be up to $170 million for associated employee severance and benefits, losses on disposal of long-lived assets, and other restructuring costs including the write-off of prepaid assets related to the exit of certain product offerings, professional service fees and contract exit costs. This estimate excludes the impact of decisions undertaken in 2023 related to certain of the Company's long-lived assets including developed technologies. Actual costs may be higher than we expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. For example, our divestiture activities may divert management’s attention from our core business operations, result in significant write-offs and other charges, and have an adverse effect on existing relationships with partners, customers, patients and third-party payers. We have also terminated early, changed the scope of, or may not be able to perform under certain contracts as a result of our realignment efforts, and we could incur significant liability if we do not successfully negotiate wind-down provisions or new terms. For example, we have informed certain contractual counterparties that we will not be able to perform under our companion diagnostic development agreements. Any of these or other events could adversely affect our financial condition and results of operations. In addition, we may not be able to retain qualified personnel, which may negatively affect our infrastructure and operations or result in a loss of employees and reduced productivity among remaining employees. For example, our turnaround times in returning test results increased recently. Further, the realignment may yield unintended consequences, such as attrition beyond our intended workforce reduction, reduced employee morale, loss of customers or partners, and other adverse effects on our business.
If our management is unable to successfully manage this transition and realignment activities, or if we are required to take additional actions in order to support our business objectives, our expenses may be more than expected and may vary significantly from period to period and we may be unable to implement our business strategy. As a result, our future financial performance, operations, and prospects would be negatively affected.

We have a large amount of debt, servicing our debt requires a significant amount of cash, we may not have sufficient cash flow from our business to repay the principal or service our debt, and we may need to refinance all or a significant portion of our debt.
As of June 30, 2023, we had outstanding $44.3 million aggregate principal amount of our 2024 Notes, $1,150.0 million aggregate principal amount of our existing 2028 Notes, and $305.3 million aggregate principal amount of our Senior Secured 2028 Notes. We refer to the 2024 Notes and the 2028 Notes as the unsecured convertible notes, and we refer to the "unsecured convertible notes" and the Senior Secured 2028 Notes collectively as the "outstanding convertible notes."
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
We maintain our cash at financial institutions in balances that exceed federally insured limits.
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
At June 30, 2023 and December 31, 2022, we had $233.3 million and $267.5 million, respectively, of cash, cash equivalents, and restricted cash and marketable securities of $102.4 million and $289.6 million, respectively. Our marketable securities are held primarily in the form of U.S. treasury notes and U.S. government agency securities, and the value of our marketable securities could decline.
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
With the development of next generation sequencing, the clinical genetics market is becoming increasingly competitive, and we expect this competition to intensify in the future. We face competition from a variety of sources, including:
•dozens of relatively specialized competitors focused on genetics applied to healthcare, such as Ambry Genetics Corporation, a subsidiary of Realm IDx.; Athena Diagnostics, Inc. and Blueprint Genetics, subsidiaries of Quest Diagnostics Incorporated (“Quest Diagnostics”); Baylor-Miraca Genetics Laboratories LLC; Caris Life Sciences, Inc.; Centogene AG; Color Health, Inc.; Connective Tissue Gene Test LLC, a subsidiary of Health Network Laboratories, L.P.; Cooper Surgical, Inc.; Emory Genetics Laboratory, a subsidiary of Eurofins Scientific; Foundation Medicine, Inc., a subsidiary of Roche Holding AG; Fulgent Genetics, Inc.; Guardant Health, Inc.; Integrated Genetics, Sequenom Inc., Correlagen Diagnostics, Inc., and MNG Laboratories, subsidiaries of Laboratory Corporation of America Holdings (“Labcorp”); Myriad Genetics, Inc.; Natera, Inc. (“Natera”); Perkin-Elmer, Inc.; and GeneDx Holdings Corp (f/k/a Sema4 Holdings Corp); as well as other commercial and academic laboratories;
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
We also face competition as a result of our 2021 acquisition of Ciitizen. Ciitizen competes with companies in the patient data platform business, including, among others, PicnicHealth, All Stripes Research Inc., Seqster PDM, Inc., Apple Inc. ("Apple"), Flatiron Health, Inc.
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
It is possible the GDPR, CCPA and other emerging United States and international data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy laws and regulations may differ from country to country and state to state, and our obligations under these laws and regulations vary based on the nature of our activities in the particular jurisdiction, such as whether we collect samples from individuals in the local jurisdiction, perform testing in the local jurisdiction, or process personal information regarding employees or other individuals in the local jurisdiction. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We can provide no assurance that we are or will remain in compliance with diverse privacy and data security requirements in all of the jurisdictions in which we do business. In addition, in July 2023, the SEC adopted rules generally requiring the disclosure of information about a material cybersecurity incident on Form 8-K within four business days of determining that the incident is material, once the rules become effective. Additionally, these rules require disclosures describing the processes used to identify, assess and manage cybersecurity risks, management's role in assessing and managing material risks from cybersecurity threats and the board of directors' role in overseeing cybersecurity risks. Failure to comply with privacy, breach notification and data security requirements could result in a variety of consequences, including civil or criminal penalties, litigation, or damage to our reputation, any of which could have a material adverse effect on our business.
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
We may not be able to market or sell our current tests and any future tests we may develop or acquire effectively enough to drive demand sufficient to support our business. We currently sell our tests primarily through our internal sales force. Historically, our sales efforts have been focused primarily on hereditary cancer and more recently on reproductive health. Our efforts to sell our tests to clinicians and patients outside of oncology may not be successful, or may be difficult to do successfully without significant additional selling and marketing efforts and expense. In addition to the efforts of our sales force, future sales will depend in large part on our ability to develop and substantially expand awareness of our company and our tests through alternative strategies including through education of key opinion leaders, through social media-related and online outreach, education and marketing efforts, and through focused channel partner strategies designed to drive demand for our tests. We also may continue to spend on consumer advertising in connection with our direct channel to consumers, which could be costly. We have limited experience implementing these types of marketing efforts. We may not be able to drive sufficient levels of revenue using these sales and marketing methods and strategies necessary to support our business, and our failure to do so could limit our revenue and potential profitability.
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
We have acquired businesses and assets that have caused and may in the future cause us to incur debt or significant expense.
Since 2017, we have acquired numerous companies. Acquisitions by us have, and may in the future, result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, as we experienced in the past, the loss of customers, payers, partners, suppliers or key management following the completion of any acquisitions by us could harm our business. In addition, as part of our strategic realignment, we have and may continue to divest assets acquired in previous acquisitions at substantial discounts to the price we paid, or without realizing the benefits we intended at the time of the acquisition. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. We may also need to divert cash from other uses to fund these integration activities and these new businesses. In some instances, we have not, and for future acquisitions, we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment, or these benefits may take longer to realize than we expected.
In connection with certain of our completed acquisitions, we have agreed to pay cash and/or stock consideration that is contingent upon the achievement of specified objectives, such as development objectives, regulatory submissions, regulatory approvals and revenue related to certain products. As of the date of the applicable acquisition, we record a contingent liability representing the estimated fair value of the contingent consideration we expect to pay. On a quarterly basis, we reassess these obligations and, in the event our estimate of the fair value of the contingent consideration changes, we record increases or decreases in the fair value as an adjustment to operating expense, which has had and may in the future have a material impact on our results of operations. In addition, in connection with our strategic realignment, we have recently divested or sublicensed certain product offerings, technologies and assets that we had acquired in prior years, and may do so again in the future.
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
•natural disasters and outbreaks of disease;
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
As of June 30, 2023, we have substantial deferred tax assets consisting of federal and state net operating losses and tax credit carryforwards. At December 31, 2022, our total gross deferred tax assets were $795.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Risks related to our indebtedness
The terms of our Senior Secured 2028 Notes will require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
In February 2023, we issued $305.3 million aggregate principal amount of our Senior Secured 2028 Notes. The Senior Secured 2028 Notes are secured by a first priority lien on substantially all of our and our subsidiaries’ assets (including our intellectual property) and are guaranteed by our subsidiaries, in each case, excluding certain excluded assets and immaterial subsidiaries.
The indenture governing our Senior Secured 2028 Notes restricts our ability to, among other restrictions, pursue certain dispositions, mergers or acquisitions, encumber our intellectual property, incur indebtedness or liens, pay dividends or make other payments in respect of our capital stock, make investments and engage in certain other business transactions. In addition, the indenture contains financial covenants that will require us to maintain revenue in the prior four quarters of not less than $250.0 million and, starting with the quarter ending March 31, 2025, a minimum liquidity of at least 15% of the amount of our secured indebtedness then outstanding. If we fail to comply with these or any of the other covenants under the indenture and are unable to obtain a waiver or amendment, the holders of the Senior Secured 2028 Notes may, among other things, declare all of the Senior Secured 2028 Notes due and payable and exercise rights with respect to collateral securing those notes, each of which could significantly harm our business, financial condition and prospects and could cause the price of our common stock to decline.
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
Holders of our outstanding unsecured convertible notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change, as defined in the respective indentures governing our outstanding unsecured convertible notes, at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. The repurchase price for our 2028 Notes will also include unpaid interest on such notes to the maturity date. Similarly, holders of our Senior Secured 2028 Notes will have the right to require us to repurchase all or any portion of their notes upon the occurrence of a major transaction, as defined in the indenture governing our convertible senior secured notes, for an amount equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest and a make whole amount as set forth in such indenture. The indenture governing our Senior Secured 2028 Notes will limit our ability to pay cash to repurchase our unsecured convertible notes, and we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered for repurchase. In addition, our ability to repurchase our outstanding convertible notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the respective indentures governing the notes would constitute a default under the relevant indentures. A default under an indenture or the occurrence of the fundamental change or major transaction itself could also lead to a default under the indentures governing our other convertible notes or any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repay or repurchase our convertible notes.

The conditional conversion feature of our 2024 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our 2024 Notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

In May 2023, we received a Civil Investigative Demand issued by the U.S. Attorney's Office for the Northern District of California, pursuant to the False Claims Act. The demand seeks information relating to our claims for reimbursement to the federal government. We are in the process of responding and are fully cooperating with the investigation. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of these investigations or any other requests or investigations that may arise in the future regarding these or other subject matters. Any action brought against us for violation of the above-referenced or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in Federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
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
Risks related to our intellectual property
A jury found that our Anchored Multiplex PCR, or AMP, chemistry and products using AMP infringe the intellectual property of one of our competitors, and we may be required to redesign the technology, obtain a license, cease using the AMP chemistry altogether and/or pay significant damages, among other consequences, any of which would have a material adverse effect on our business as well as our financial condition and results of operations.
Our AMP chemistry is the foundation of our PCM service. One of our competitors, Natera, Inc., or Natera, has filed complaints against ArcherDX, Invitae and Genosity alleging that our products using AMP chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe certain patents. In May 2023, the jury found that our products using AMP chemistry infringe certain Natera patents. The jury awarded Natera a total of $19.4 million in lost profits and reasonable royalties. We plan to appeal the decision. A description of this ongoing litigation is provided in Note 7, "Commitments and contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report.
If any of our products or our use of AMP chemistry is ultimately found to infringe any of Natera's patents, we could be required to redesign our technology or obtain a license from Natera to continue developing, manufacturing, marketing, selling and commercializing AMP and related products. However, we may not be successful in the redesign of its technology or able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving Natera and other third parties the right to use the same technologies licensed to us, and Natera could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing our products that are found to be infringing. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed Natera's asserted patents. Even if we were ultimately to prevail, litigation with Natera could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
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
Our commercial success will depend in part on our avoiding infringement of patents and proprietary rights of third parties, including for example the intellectual property rights of competitors. As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests, and enter new markets, competitors might claim that our tests infringe or misappropriate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. Our activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. For example, as discussed in the preceding risk factor, we are currently engaged in litigation with a competitor of ArcherDX alleging infringement, and the jury found that our products using AMP chemistry infringe certain Natera patents. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We may be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to perform our tests. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay our development or sales of any tests or other activities that are the subject of such suit. Defense of these claims, regardless of merit, could cause us to incur substantial expenses and be a substantial diversion of our employee resources. Any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our business and stock price. In the event of a successful claim of infringement against us by a third party, we may have to (1) pay substantial damages, possibly including treble damages and attorneys’ fees if we are found to have willfully infringed patents; (2) obtain one or more licenses, which may not be available on commercially reasonable terms (if at all); (3) pay royalties; and/or (4) redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure, all of which could have a material adverse impact on our cash position and business and financial condition.
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
Although we view current U.S. Supreme Court precedent to be aligned with our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts (such as patient genetic data) and an understanding of that fact’s implications (such as a patient’s risk of disease associated with certain genetic variations) should not be patentable, it is possible that subsequent determinations by the U.S. Supreme Court or other federal courts could limit, alter or potentially overrule current law. Moreover, from time to time the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could run contrary to, or otherwise be inconsistent with, our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts and an understanding of that fact’s implications should not be patentable, which could result in third parties newly claiming that our business practices infringe patents drawn from categories of patents which we currently view to be invalid as directed to unpatentable subject matter. For example, on August 2, 2022, Senator Thom Tillis (R-NC) introduced a bill entitled The Patent Eligibility Restoration Act of 2022 that would overrule current U.S. Supreme Court precedent concerning the scope of patentable subject matter. If the proposed bill or a similar bill were to be enacted into law, there could be an increase in third-party claims to patent rights over correlations between patient genetic data and its interpretation and such third parties may assert that our business practices infringe some of those resulting patent rights.
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
We expect to rely primarily upon trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. For example, the use of artificial intelligence (AI) based software is increasingly common and may lead to the inadvertent release of our confidential or proprietary information, such as our trade secrets. Among other things, we seek to protect our trade secrets and confidential information by entering into confidentiality agreements with employees and consultants. There can be no assurance that any confidentiality agreements that we have with our employees and consultants will provide meaningful protection for our trade secrets and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Accordingly, there also can be no assurance that our trade secrets will not otherwise become known or be independently developed by competitors. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.
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
As an example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which are subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The closing price of our common stock on the NYSE ranged from $1.05 to $8.63 between August 8, 2022 through August 4, 2023. Broad market and industry factors, as well as general economic, political and geopolitical, and market conditions such as recessions, wars such as the current conflict in Ukraine, elections, interest rate changes, or cost inflation, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. In addition, the terms of our indenture governing our Senior Secured 2028 Notes restrict our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2023, we had outstanding 266.8 million shares of our common stock, options to purchase 2.6 million shares of our common stock (of which 1.2 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 18.3 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employees' continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include 0.9 million shares of common stock that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions, shares that may be issuable in the future in connection with the convertible senior notes, or shares issuable pursuant to our May 2021 sales agreement with Cowen under which we may offer and sell from time to time at our sole discretion shares of our common stock in an aggregate amount not to exceed approximately $390 million. In addition, as of June 30, 2023, 4.2 million and 2.8 million shares of common stock are available for future issuance under our 2015 Stock Incentive Plan and Employee Stock Purchase Plan, respectively. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
ITEM 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herein

10.1#	Consulting Agreement, effective as of June 30, 2023, by and between Invitae Corporation and Christine M. Gorjanc.	8-K	10.1	7/5/2023

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

32.2*	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).				X

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

INVITAE CORPORATION

	By:	/s/ Kenneth D. Knight
Kenneth D. Knight
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Christine M. Gorjanc
Christine M. Gorjanc
Interim Chief Financial Officer
Interim Principal Financial Officer

Date: August 8, 2023