Form 10-Q
period 2023-09-30
Invitae Corp
filed 2023-11-08
CIK 1501134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of shares of the registrant’s common stock outstanding as of November 6, 2023 was 286,492,840.

PART I — Financial Information
ITEM 1. Condensed Consolidated Financial Statements
INVITAE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$158,007	$257,489
Marketable securities	96,566	289,611
Accounts receivable	82,507	96,148
Inventory	21,627	30,386
Prepaid expenses and other current assets	19,692	19,496
Total current assets	378,399	693,130
Property and equipment, net	65,446	108,723
Operating lease assets	61,639	106,563
Restricted cash	10,100	10,030
Intangible assets, net	—	1,012,549
Other assets	19,531	23,121
Total assets	$535,115	$1,954,116
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$25,185	$13,984
Accrued liabilities	84,729	74,388
Operating lease obligations	17,650	14,600
Finance lease obligations	3,948	5,121
Convertible senior notes, net current portion	26,907	—
Total current liabilities	158,419	108,093
Operating lease obligations, net of current portion	134,945	134,386
Finance lease obligations, net of current portion	855	3,780
Debt	—	122,333
Convertible senior notes, net	1,127,830	1,470,783
Convertible senior secured notes (at fair value)	196,244	—
Deferred tax liability	—	8,130
Other long-term liabilities	226	4,775
Total liabilities	1,618,519	1,852,280
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Common stock	29	25
Accumulated other comprehensive income (loss)	25,378	(80)
Additional paid-in capital	5,061,131	4,931,032
Accumulated deficit	(6,169,942)	(4,829,141)
Total stockholders’ (deficit) equity	(1,083,404)	101,836
Total liabilities and stockholders’ (deficit) equity	$535,115	$1,954,116
See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Test revenue	$117,561	$128,839	$346,127	$381,518
Other revenue	3,680	4,697	13,002	12,331
Total revenue	121,241	133,536	359,129	393,849
Operating expenses:
Cost of revenue	82,186	116,956	258,102	324,412
Research and development	58,336	87,177	184,138	330,559
Selling and marketing	37,999	49,193	127,241	172,086
General and administrative	45,619	44,939	160,826	147,221
Goodwill and IPR&D impairment	—	—	—	2,313,047
Restructuring, impairment and other costs	877,289	125,222	1,010,843	130,039
Total operating expenses	1,101,429	423,487	1,741,150	3,417,364
Loss from operations	(980,188)	(289,951)	(1,382,021)	(3,023,515)
Other income (expense), net:
Gain (loss) on extinguishment of debt, net	229	—	(10,593)	—
Debt issuance costs	(845)	—	(20,704)	—
Change in fair value of convertible senior secured notes	33,463	—	72,386	—
Change in fair value of acquisition-related liabilities	70	(527)	337	15,666
Other income, net	4,843	2,399	15,105	3,971
Total other income, net	37,760	1,872	56,531	19,637
Interest expense	(5,850)	(14,145)	(23,366)	(42,149)
Net loss before taxes	(948,278)	(302,224)	(1,348,856)	(3,046,027)
Income tax benefit	6,171	1,068	8,055	39,551
Net loss	$(942,107)	$(301,156)	$(1,340,801)	$(3,006,476)
Net loss per share, basic and diluted	$(3.42)	$(1.27)	$(5.09)	$(12.91)
Shares used in computing net loss per share, basic and diluted	275,604	237,974	263,210	232,889

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(942,107)	$(301,156)	$(1,340,801)	$(3,006,476)
Other comprehensive (loss) income:
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(61)	436	92	(891)
Changes in fair value attributable to instrument-specific credit risk of convertible senior secured notes measured at fair value, net of tax	16,529	—	25,366	—
Comprehensive loss	$(925,639)	$(300,720)	$(1,315,343)	$(3,007,367)

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock:
Balance, beginning of period	$27	$24	$25	$23
Common stock issued	2	—	4	1
Balance, end of period	29	24	29	24

Accumulated other comprehensive income (loss):
Balance, beginning of period	8,910	(1,334)	(80)	(7)
Unrealized (loss) income on available-for-sale marketable securities, net of tax	(61)	436	92	(891)
Changes in fair value attributable to instrument-specific credit risk of convertible senior secured notes measured at fair value, net of tax	16,529	—	25,366	—
Balance, end of period	25,378	(898)	25,378	(898)

Additional paid-in capital:
Balance, beginning of period	5,018,112	4,815,383	4,931,032	4,701,230
Common stock issued in connection with the exchange of convertible senior notes due 2024	16,768	—	40,229	—
Common stock issued in connection with public offering, net	(55)	9,658	(55)	9,658
Common stock issued on exercise of stock options, net	—	33	1	630
Common stock issued pursuant to employee stock purchase plan	—	—	2,168	5,637
Common stock and equity awards issued pursuant to acquisitions	309	3,984	2,202	9,253
Stock-based compensation expense	25,997	60,006	85,554	162,656
Balance, end of period	5,061,131	4,889,064	5,061,131	4,889,064

Accumulated deficit:
Balance, beginning of period	(5,227,835)	(4,428,168)	(4,829,141)	(1,722,848)
Net loss	(942,107)	(301,156)	(1,340,801)	(3,006,476)
Balance, end of period	(6,169,942)	(4,729,324)	(6,169,942)	(4,729,324)
Total stockholders' (deficit) equity	$(1,083,404)	$158,866	$(1,083,404)	$158,866

See accompanying notes to unaudited condensed consolidated financial statements.

INVITAE CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,340,801)	$(3,006,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and IPR&D impairment	—	2,313,047
Impairments and losses on disposals of long-lived assets, net	1,012,360	60,317
Depreciation and amortization	100,403	104,726
Stock-based compensation	85,554	164,314
Amortization of debt discount and issuance costs	5,483	11,676
Loss on extinguishment of debt, net	10,593	—
Debt issuance costs	20,704	—
Change in fair value of convertible senior secured notes	(72,386)	—
Remeasurements of liabilities associated with business combinations	(337)	(15,666)
Benefit from income taxes	(8,055)	(39,551)
Post-combination expense for acceleration of unvested equity and deferred stock compensation	1,789	4,980
Amortization of premiums and discounts on investment securities	(6,259)	603
Non-cash lease expense	9,309	6,832
Other	2,211	(1,314)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	13,641	(22,903)
Inventory	8,759	3,614
Prepaid expenses and other current assets	(196)	9,012
Other assets	(139)	2,740
Accounts payable	8,135	(6,345)
Accrued expenses and other long-term liabilities	(6,966)	(540)
Net cash used in operating activities	(156,198)	(410,934)
Cash flows from investing activities:
Purchases of marketable securities	(231,044)	(789,622)
Proceeds from maturities of marketable securities	430,440	541,313
Purchases of property and equipment	(4,669)	(48,385)
Proceeds from sale of property and equipment	332	—
Net cash provided by (used in) investing activities	195,059	(296,694)
Cash flows from financing activities:
(Loss) proceeds from public offerings of common stock, net of issuance costs	(55)	9,658
Proceeds from issuance of common stock, net	2,170	6,267
Proceeds from issuance of Series B convertible senior secured notes due 2028	30,001	—
Payments for debt issuance costs and prepayment fees	(25,974)	—
Repayment of debt	(135,000)	—
Finance lease principal payments	(3,886)	(4,184)
Settlement of acquisition obligations	(5,529)	(10,582)
Net cash (used in) provided by financing activities	(138,273)	1,159
Net decrease in cash, cash equivalents and restricted cash	(99,412)	(706,469)
Cash, cash equivalents and restricted cash at beginning of period	267,519	933,525
Cash, cash equivalents and restricted cash at end of period	$168,107	$227,056

Supplemental cash flow information of non-cash investing and financing activities:
Equipment acquired through finance leases	$—	$4,472
Purchases of property and equipment in accounts payable and accrued liabilities	$764	$2,531
Common stock issued for settlement of hold-back liabilities	$413	$4,274
Exchange of convertible senior notes due 2024	$(320,039)	$—
Exchange for convertible senior secured notes due 2028	$301,171	$—
Operating lease assets obtained in exchange for lease obligations, net	$—	$4,495
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
See Note 10, "Restructuring, impairment and other costs" for additional information regarding our strategic realignment.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might result from the outcome of the uncertainties described below.
Pursuant to Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
The Company has generally incurred net losses since its inception and had an accumulated deficit of $6.2 billion and $4.8 billion as of September 30, 2023 and December 31, 2022, respectively. The Company had net losses of $3.1 billion, $379.0 million and $602.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company used net cash in operating activities of $493.0 million, $559.8 million and $298.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. The Company had net losses of $942.1 million and $301.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 billion and $3.0 billion for the nine months ended September 30, 2023 and 2022, respectively. Included in the Company's net loss for the three months ended September 30, 2023 are non-cash items such as $881.2 million for impairments and losses on disposals of long-lived assets, net. Included in the Company's net loss for the three months ended September 30, 2022 are non-cash items such as $55.5 million for impairments and losses on disposals of long-lived assets, net. Included in the Company’s net loss for the nine months ended September 30, 2023 are non-cash items such as $1.0 billion for impairments and losses on disposals of long-lived assets, net. Included in the Company’s net loss for the nine months ended September 30, 2022 are non-cash items such as a $2.3 billion loss on impairment of goodwill and in-process research and development (“IPR&D”) intangible asset and $60.3 million related to impairments and losses on disposals of long-lived assets, net. See Note 4, “Intangible assets, net” for additional information. The Company used net cash in operating activities of $156.2 million and $410.9 million for the nine months ended September 30, 2023 and 2022, respectively.
At September 30, 2023 and December 31, 2022, the Company had $254.6 million and $547.1 million, respectively, of cash, cash equivalents, and marketable securities. The Company expects to incur additional operating losses and negative operating cash flows in the near term.
As a result of losses, projected cash needs, and current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern.
The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to reduce operating costs and improve the Company’s liquidity, which includes, without limitation:
•Reducing operating costs by a reduction in lab and office space through consolidation, and focusing and eliminating certain business activities and services.
•Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.
While operational improvement efforts and expense control have resulted in margin expansion and stronger financial performance in the nine months ended September 30, 2023, the Company is engaging with stakeholders on a path forward and has formed a special committee of its board of directors focused on improving the Company’s capital position. The Company is exploring a number of options, including, but not limited to, raising capital, asset sales, business and research and development refocusing efforts, capital expenditure and operating expense reductions, and addressing its debt obligations.
The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.
Since inception, the Company’s operations have been financed primarily by fees collected from its customers, net proceeds from sales of its capital stock as well as borrowing from debt facilities and the issuance of convertible senior notes. The Company will need to raise additional funding to finance operations and service or repay debt obligations, however there is no assurance that it will be successful in obtaining such additional financing. If the Company raises additional capital through debt financing, the Company may be subject to covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, capital expenditures or sale of assets. If the Company raises additional capital through public or private equity offerings, the ownership interest of our existing stockholders would be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the Company’s existing stockholders’ rights. There can be no assurance that additional capital will be available to the Company or, if available, would be available in sufficient amounts or on terms acceptable to us or on a timely basis. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to curtail planned activities to reduce costs, which could include reductions in workforce, elimination of business operations and services, and significant reductions in operating expenses, liquidation of assets or pursuing bankruptcy proceedings. Doing so may potentially have an unfavorable effect on the Company’s ability to execute its business plan and have an adverse effect on the Company’s business, results of operations and future prospects.

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
Prior period reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Loss on disposal of property and equipment and impairment charges related to right-of-use assets and the related leasehold improvements are now included in restructuring, impairment and other costs in the condensed consolidated statements of operations. This reclassification had no effect on the previously reported results of operations.
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

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$158,007	$217,029
Restricted cash	10,100	10,027
Total cash, cash equivalents and restricted cash	$168,107	$227,056
Fair value of financial instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, operating and finance leases obligations, liabilities associated with business combinations, and convertible senior notes. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair value due to the relatively short-term nature of these accounts. Based on borrowing rates available to us, the carrying value of our operating and finance leases approximates their fair values. Liabilities associated with business combinations and our 4.50% Series A convertible senior secured notes due 2028 (the “Series A Notes”) and 4.50% Series B convertible senior secured notes due 2028 (the “Series B Notes” and, together with the Series A Notes, the "Senior Secured 2028 Notes") are recorded at their estimated fair value.
Fair value option election
The fair value option provides an election that allows an entity to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We have elected to apply the fair value option to the Senior Secured 2028 Notes and stock payable liabilities resulting from business combinations.
The Senior Secured 2028 Notes accounted for under the fair value option election pursuant to ASC 825, Financial Instruments, are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and recurring estimated fair value measurements under ASC 815, Derivatives and Hedging. Notwithstanding, ASC 825 provides for the fair value option election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments. When the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date. The estimated fair value adjustment related to the portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive loss, with the remaining amount of the fair value adjustment recognized in other income (expense), net in our condensed consolidated statements of operations. We have elected to present the component related to accrued interest in the change in fair value of the Senior Secured 2028 Notes.

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
Restructuring, impairment and other costs
Restructuring, impairment and other costs are comprised of employee severance and benefits, asset impairments and losses on asset disposals, and other costs. Employee severance and benefit costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of stock awards related to workforce reductions. We recognize costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit and Disposal Cost Obligations, and other costs and liabilities associated with nonretirement postemployment benefits in accordance with ASC 712, Nonretirement Postemployment Benefits. Liabilities are based on the estimate of fair value in the period the liabilities are incurred, with subsequent changes to the liability recognized as adjustments in the period of change. We recognize asset impairments and losses on disposals of long-lived assets in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. Restructuring, impairment and other costs are recognized as an operating expense within the condensed consolidated statements of operations and related liabilities are recorded within accrued liabilities in the condensed consolidated balance sheets.
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
Recently adopted accounting pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The Company adopted the amendments in this update on January 1, 2023 with no impact to our condensed consolidated financial statements at the date of adoption. The amendments will be applied prospectively to any future business combinations.
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

The following tables present disaggregated revenue by customer and product offering by category (in thousands):

	Patient		Institution	Three Months Ended September 30, 2023
	Insurance	Direct
Product:
Oncology	$52,903	$1,680	$7,162	$61,745
Women's health	22,177	3,082	1,597	26,856
Rare diseases	15,534	2,386	5,381	23,301
Data/services	—	—	9,339	9,339
Total revenue	$90,614	$7,148	$23,479	$121,241

	Patient		Institution	Three Months Ended September 30, 2022
	Insurance	Direct
Product:
Oncology	$53,104	$2,205	$23,862	$79,171
Women's health	18,887	3,977	1,775	24,639
Rare diseases	8,493	2,577	6,085	17,155
Data/services	—	—	12,571	12,571
Total revenue	$80,484	$8,759	$44,293	$133,536

	Patient		Institution	Nine Months Ended September 30, 2023
	Insurance	Direct
Product:
Oncology	$155,663	$5,233	$20,957	$181,853
Women's health	63,921	9,998	4,395	78,314
Rare diseases	40,880	7,337	17,173	65,390
Data/services	—	—	33,572	33,572
Total revenue	$260,464	$22,568	$76,097	$359,129

	Patient		Institution	Nine Months Ended September 30, 2022
	Insurance	Direct
Product:
Oncology	$155,298	$8,499	$68,753	$232,550
Women's health	54,963	15,031	6,061	76,055
Rare diseases	23,093	7,806	18,990	49,889
Data/services	—	—	35,355	35,355
Total revenue	$233,354	$31,336	$129,159	$393,849

We recognize revenue related to billings based on estimates of the amount that will ultimately be realized. Cash collections for certain tests delivered may differ from rates originally estimated. In subsequent periods, we update our estimate of the amounts recognized for previously delivered tests resulting in the following (decrease) increase to revenue and (decrease) increase to our net (loss) income from operations and basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$(0.3)	$1.1	$(4.5)	$3.5
(Loss) income from operations	$(0.3)	$1.1	$(4.5)	$3.5
Net (loss) income per share, basic and diluted	$—	$—	$(0.02)	$0.02
Accounts receivable
The majority of our accounts receivable represents amounts billed to customers for test, data and service activities, and estimated amounts to be collected from patients' insurance carriers for test services.
We record a contract asset for services delivered under certain biopharmaceutical contracts, which are unbilled as of the end of the period. The contract receivable was $1.8 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively, and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Deferred revenue
We record a contract liability when cash payments are received or due in advance of our performance related to one or more performance obligations. The deferred revenue balance primarily consists of advanced billings for biopharmaceutical development services, including billings at the initiation of performance-based milestones, and recognized as revenue in the applicable future period when the revenue is earned. Also included are prepayments related to our consumer direct channel. We recognized revenue of $1.9 million and $2.3 million from deferred revenue during the three and nine months ended September 30, 2023, respectively. The current contract liability was $4.8 million as of each of September 30, 2023 and December 31, 2022, which was included in accrued liabilities in the condensed consolidated balance sheets. The long-term contract liability was zero and $0.1 million as of September 30, 2023 and December 31, 2022, respectively, which was included in other long-term liabilities in the condensed consolidated balance sheets.
Refund liability
As part of our strategic realignment, we terminated early or changed the scope of several companion diagnostic development contracts with milestones in progress. Upon termination, we recorded a refund liability related to the remaining outstanding performance-based milestones. During the three months ended March 31, 2023, we recorded settlement activity associated with the early termination of a companion diagnostic contract. The refund liability was $1.6 million and $4.7 million as of September 30, 2023 and December 31, 2022, respectively, which was included in accrued liabilities in the condensed consolidated balance sheets.
Performance obligations
Test and other revenue are generally recognized upon completion of our performance obligation when or as control of the promised good or service is transferred to the customer, which is typically a test report, or upon shipment of our precision oncology products or other contractually defined milestone(s). The Company has applied the practical expedient in relation to information about our remaining performance obligations, as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. Most remaining performance obligations are primarily related to personalized cancer monitoring ("PCM") services included in test revenue in our condensed consolidated statements of operations and are generally satisfied over one to six months.

4. Intangible assets, net
The following table presents details of our acquired intangible assets as of September 30, 2023 (in thousands):

	September 30, 2023
	Cost	Accumulated Amortization	Asset Disposals/Impairments	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$40,928	$(20,838)	$(20,090)	$—	10.8
Developed technology	1,138,702	(243,969)	(894,733)	—	11.1
Trade name	21,072	(5,268)	(15,804)	—	—
	$1,200,702	$(270,075)	$(930,627)	$—	11.1
The following table presents details of our acquired intangible assets as of December 31, 2022 (in thousands):

	December 31, 2022
	Cost	Accumulated Amortization	Asset Disposals/Impairments	Net	Weighted-Average Useful Life (In Years)
Customer relationships	$41,515	$(17,675)	$(359)	$23,481	10.8
Developed technology	1,174,506	(183,133)	(19,426)	971,947	10.8
Non-compete agreement	286	(286)	—	—	—
Trade name	21,085	(3,964)	—	17,121	12.0
Patent assets and licenses	495	(156)	(339)	—	—
Right to develop new technology	19,359	(2,474)	(16,885)	—	—
	$1,257,246	$(207,688)	$(37,009)	$1,012,549	10.8
Acquisition-related intangibles included in the above tables were generally definite-lived and were carried at cost less accumulated amortization. Customer relationships were being amortized on an accelerated basis in proportion to estimated cash flows. All other definite-lived acquisition-related intangibles were being amortized on a straight-line basis over their estimated lives, which approximated the pattern in which the economic benefits of the intangible assets were expected to be realized. Amortization expense was $25.6 million and $29.6 million for the three months ended September 30, 2023 and 2022, respectively, and $81.9 million and $79.8 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense is recorded in cost of revenue, research and development, and selling and marketing expenses in our condensed consolidated statements of operations.
Impairment assessment
Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events or changes in circumstances indicate that these assets may be impaired. We evaluate the fair value of long-lived assets, which include property and equipment, right-of-use assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. In testing for goodwill impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the carrying value exceeds its fair value, we perform a quantitative goodwill impairment test to compare to the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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

We also identified indicators of impairment related to the IPR&D intangible asset initially recognized as part of the acquisition of Singular Bio, Inc. ("Singular Bio") that it was more likely than not that the asset is impaired. We recognized a non-cash, pre-tax impairment charge of $30.0 million during the three months ended June 30, 2022 related to the IPR&D intangible asset. The impairment charges are recorded in goodwill and IPR&D impairment expense in the condensed consolidated statements of operations. The indefinite-lived intangible asset was fully impaired as of June 30, 2022. Additionally, we recognized a loss on disposal of property and equipment of $4.8 million during the three months ended June 30, 2022 related to specific equipment that is no longer being utilized on this project and has no alternative future use. The loss on disposal is recorded in restructuring, impairment and other costs in the condensed consolidated statements of operations for the nine months ended September 30, 2022.
In March 2023, we decided to cease the use of acquired technology focused on informing clinical decisions as management continued our portfolio optimization. During the three months ended March 31, 2023, we wrote-off the remaining carrying value of the related developed technology intangible asset of $2.1 million and recognized $1.0 million for related contractual obligations, which are included in restructuring, impairment and other costs in the condensed consolidated statements of operations for the nine months ended September 30, 2023. See Note 10, "Restructuring, impairment and other costs" for additional information.
In June 2023, we decided to cease the use of acquired technology focused on pharmacogenetic testing as management continued our portfolio optimization. During the three months ended June 30, 2023, we wrote-off the remaining carrying value of the related developed technology intangible asset of $5.5 million, which is included in restructuring, impairment and other costs in the condensed consolidated statements of operations for the nine months ended September 30, 2023. See Note 10, "Restructuring, impairment and other costs" for additional information.
During the three months ended June 30, 2023, while exploring strategic alternatives in relation to the use of our acquired technology for our patient data platform to help patients collect, organize, store and share their medical records digitally, the developed technology was tested for recoverability. Based on the results of our testing, we wrote-off the remaining carrying value of the related developed technology intangible asset of $74.8 million, which is included in restructuring, impairment and other costs in the condensed consolidated statements of operations for the nine months ended September 30, 2023.
In September 2023, we decided to cease the use of acquired technology focused on additional pharmacogenetic testing and cancer risk stratification, along with an acquired tradename. During the three months ended September 30, 2023, we wrote-off the remaining carrying value of the related developed technology and tradename intangible assets of $43.7 million and $15.8 million, respectively, which are included in restructuring, impairment and other costs in the condensed consolidated statements of operations. See Note 10, "Restructuring, impairment and other costs" for additional information.
The Company evaluates the carrying value of long-lived assets, which include definite-lived intangible assets, property and equipment, net and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be fully recoverable. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset group, an impairment loss equal to the excess of the carrying amount over the fair value of the individual asset within the asset group is recognized.

During the three months ended September 30, 2023, as a result of difficult debt markets to obtain additional financing and the substantial doubt about the Company’s ability to continue as a going concern an impairment assessment of long-lived assets was performed. A recoverability test was performed for the long-lived assets, including definite-lived intangibles, using the undiscounted cash flows approach, which included unobservable inputs including management's forecasts of projected revenue associated with future cash flows, and residual value. The cash flow estimates reflected the Company’s assumptions about its use of the long-lived assets and eventual disposition of the asset group. The Company determined that our long-lived assets held and used, including intangible assets that are subject to amortization, did not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and of other asset groups. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The Company concluded that the carrying value of the entity-wide asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and/or eventual disposition of the asset group.
To measure, allocate and recognize the impairment loss, the Company, with the assistance of a third-party valuation specialist, determined the fair value of the asset group using the discounted cash flow method using the income approach. To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method of the income approach for its intangible assets, the replacement cost less depreciation approach for property and equipment and the income approach for the right-of-use assets. Based on the analysis, the Company recognized non-cash impairment charges of $788.7 million on its definite-lived intangible assets during the three and nine months ended September 30, 2023, which is included in restructuring, impairment and other costs in the condensed consolidated statements of operations. See Note 10, "Restructuring, impairment and other costs" for additional information.
The fair value assessments represent Level 3 non-recurring fair value measurements. The fair value of the assets involves unobservable inputs including, but not limited to, management’s forecasts of projected revenue associated with future cash flows and risk-adjusted discount rates.

5. Balance sheet components
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$21,368	$29,992
Work in progress	259	382
Finished goods	—	12
Total inventory	$21,627	$30,386
During the second quarter of 2023, management decided to exit certain product offerings. During the three months ended June 30, 2023, we wrote-off the remaining inventory related to these product offerings of $0.7 million, which is included in cost of revenue in the condensed consolidated statements of operations for the nine months ended September 30, 2023.
Property and equipment, net
Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$56,392	$73,095
Laboratory equipment	50,465	67,261
Computer equipment	11,147	13,511
Furniture and fixtures	996	1,427
Construction-in-progress	7,621	21,006
Other	8,110	2,996
Total property and equipment, gross	134,731	179,296
Accumulated depreciation	(69,285)	(70,573)
Total property and equipment, net	$65,446	$108,723

Depreciation expense was $5.2 million and $9.7 million for the three months ended September 30, 2023 and 2022, respectively, and $15.6 million and $21.1 million for the nine months ended September 30, 2023 and 2022, respectively.
During the first quarter of 2023, we decided to exit certain leased premises and we recognized a loss on disposal of property and equipment, net of $8.5 million during the three months ended March 31, 2023 for related lab equipment and leasehold improvements, which was included in restructuring, impairment and other costs in our condensed consolidated statements of operations. See Note 4, "Intangible assets, net" for additional information on impairment assessment.
During the third quarter of 2023, we decided to exit certain leased premises and we recognized a loss on disposal of property and equipment, net of $21.6 million for the related leasehold improvements, construction-in-process, and computer equipment, which was included in restructuring, impairment and other costs in our condensed consolidated statements of operations. See Note 4, "Intangible assets, net for additional information on impairment assessment.
See Note 7, "Commitments and contingencies" and Note 10, "Restructuring, impairment and other costs" for additional information including further discussion related to right-of-use asset impairments.
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and related expenses	$39,345	$25,315
Accrued litigation expense	20,761	905
Accrued expenses	14,349	23,628
Deferred revenue	4,788	4,814
Other accrued liabilities	3,265	4,568
Accrued royalties	2,176	3,177
Accrued interest	45	6,646
Compensation and other liabilities associated with business combinations	—	5,335
Total accrued liabilities	$84,729	$74,388
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
Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables set forth the fair value of our financial instruments that were measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$163,424	$—	$—	$163,424	$163,424	$—	$—
U.S. Treasury notes	18,848	—	(1)	18,847	18,847	—	—
U.S. government agency securities	77,707	19	(7)	77,719	—	77,719	—
Total financial assets	$259,979	$19	$(8)	$259,990	$182,271	$77,719	$—

Financial liabilities:
Convertible senior secured notes				$196,244	$—	$—	$196,244
Contingent consideration				25	—	—	25
Total financial liabilities				$196,269	$—	$—	$196,269

September 30, 2023
Reported as:
Cash equivalents	$153,324
Restricted cash	10,100
Marketable securities	96,566
Total cash equivalents, restricted cash, and marketable securities	$259,990

Convertible senior secured notes	$196,244
Other long-term liabilities	25
Total liabilities	$196,269

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					Level 1	Level 2	Level 3
Financial assets:
Money market funds	$158,931	$—	$—	$158,931	$158,931	$—	$—
U.S. Treasury notes	193,685	1	(123)	193,563	193,563	—	—
U.S. government agency securities	96,006	55	(13)	96,048	—	96,048	—
Total financial assets	$448,622	$56	$(136)	$448,542	$352,494	$96,048	$—

Financial liabilities:
Stock payable liability				$744	$—	$—	$744
Contingent consideration				25	—	—	25
Total financial liabilities				$769	$—	$—	$769

December 31, 2022
Reported as:
Cash equivalents	$148,901
Restricted cash	10,030
Marketable securities	289,611
Total cash equivalents, restricted cash, and marketable securities	$448,542

Other long-term liabilities	$769

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. Our debt securities of U.S. government agencies are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. At September 30, 2023, the remaining contractual maturities of available-for-sale securities ranged from one to five months. Interest income generated from our investments was $2.2 million and $2.0 million during the three months ended September 30, 2023 and 2022, respectively, and $6.5 million and $5.0 million for the nine months ended September 30, 2023 and 2022, respectively, which was included in other income (expense), net in the condensed consolidated statements of operations.
The total fair value of investments with unrealized losses at September 30, 2023 was $36.1 million. None of the available-for-sale securities held as of September 30, 2023 have been in an unrealized loss position for more than one year. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2023, because the change in market value of those securities has resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. For marketable securities in an unrealized loss position, we assess our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We intend to hold our marketable securities to maturity and it is unlikely that they would be sold before their cost bases are recovered. The cost of securities sold is based on the specific identification method.

The following tables include a rollforward of the stock payable liability, contingent consideration, and Senior Secured 2028 Notes classified within Level 3 of the fair value hierarchy (in thousands):

	Three Months Ended September 30, 2023
	Stock Payable Liability	Contingent Consideration	Convertible Senior Secured Notes
Fair value at June 30, 2023	$251	$25	$249,571
Issuance of convertible senior secured notes at fair value	—	—	100
Changes in fair value	(70)	—	(33,463)
Changes in fair value related to instrument-specific credit risk	—	—	(16,529)
Settlements	(181)	—	—
Cash payments for interest	—	—	(3,435)
Fair value at September 30, 2023	$—	$25	$196,244

	Nine Months Ended September 30, 2023
	Stock Payable Liability	Contingent Consideration	Convertible Senior Secured Notes
Fair value at December 31, 2022	$744	$25	$—
Issuance of convertible senior secured notes at fair value	—	—	301,171
Changes in fair value	(337)	—	(72,386)
Changes in fair value related to instrument-specific credit risk	—	—	(25,366)
Settlements	(407)	—	—
Cash payments for interest	—	—	(7,175)
Fair value at September 30, 2023	$—	$25	$196,244

	Three Months Ended September 30, 2022
	Stock Payable Liability	Contingent Consideration
Fair value at June 30, 2022	$2,782	$25
Change in fair value	527	—
Settlements	(2,324)	—
Fair value at September 30, 2022	$985	$25

	Nine Months Ended September 30, 2022
	Stock Payable Liability	Contingent Consideration
Fair value at December 31, 2021	$20,925	$1,875
Change in fair value	(15,666)	(1,850)
Settlements	(4,274)	—
Fair value at September 30, 2022	$985	$25
Stock payable liabilities relate to certain indemnification hold-backs resulting from business combinations that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 3 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date for each acquisition. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. The change in fair value related to stock payable liabilities was income of $0.1 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, and income of $0.4 million and $15.7 million for the nine months ended September 30, 2023 and 2022, respectively, which was recorded in change in fair value of acquisition-related liabilities in the condensed consolidated statements of operations.

Contingent consideration relates to the obligation we may be required to pay in the form of additional shares of our common stock resulting from the acquisition of Genelex in April 2020. The amount of the contingent obligation is dependent upon the achievement of a certain product milestone, at which time we would issue shares of our common stock with a value equal to a portion of the gross revenues actually received by us for a pharmacogenetic product reimbursed through certain payers during an earn-out period of up to four years. The estimated fair value of the contingent consideration is based upon significant inputs not observable in the market and, therefore, represents a Level 3 measurement. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related milestone, the estimated revenues achieved for a pharmacogenetic product and the discount rate used to estimate the fair value. Significant changes in any of the probabilities of success would result in a significant change in the estimated fair value of the liability. The change in fair value related to contingent consideration recorded to general and administrative expense was zero during both the three months ended September 30, 2023 and 2022, respectively, and zero and a gain of $1.8 million during the nine months ended September 30, 2023 and 2022, respectively.
In March 2023, the Company issued Series A Notes in an aggregate principal amount of $275.3 million, and Series B Notes in an aggregate principal amount of $30.0 million. In August 2023, the Company issued additional Series A Notes in an aggregate principal amount of $0.1 million.
The Company elected the fair value option to account for the Senior Secured 2028 Notes. We utilize the binomial lattice model, specifically a lattice model to estimate the fair value of the Senior Secured 2028 Notes at issuance and subsequent reporting dates. The estimated fair value of the Senior Secured 2028 Notes is determined using Level 3 inputs and assumptions unobservable in the market. This model incorporates the terms and conditions of the Senior Secured 2028 Notes and assumptions related to stock price, expected stock price volatility, risk-free interest rate, market credit spread, and cost of debt. The stock price is based on the publicly traded price of our common stock as of the measurement date. We estimate the volatility of our stock price based on the historical and implied volatilities of our publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Senior Secured 2028 Notes. The most significant assumptions in the binomial lattice model impacting the fair value of the Senior Secured 2028 Notes are (i) the estimated stock price, (ii) the estimated cost of debt, and (iii) the volatility of our common stock. Significant changes in any of these inputs may result in a significant change in the fair value of the Senior Secured 2028 Notes.
Under the fair value election as prescribed by ASC 825, we record changes in fair value, inclusive of related accrued interest, through the condensed consolidated statements of operations as a fair value adjustment of the convertible senior secured debt each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive loss, if applicable. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the risk-free interest rate, credit spread, and cost of debt assumptions. The initial carrying amount of the Senior Secured 2028 Notes, measured at the estimated fair value on the date of issuance, was $301.1 million. As of September 30, 2023, the estimated fair value was $196.2 million. During the three and nine months ended September 30, 2023, the corresponding change in fair value of the Senior Secured 2028 Notes was a gain of $33.5 million and $72.4 million, respectively, which is included in other income (expense), net in the condensed consolidated statements of operations. The change in fair value related to instrument-specific credit risk was $16.5 million and $25.4 million during the three and nine months ended September 30, 2023, respectively, which is included in the condensed consolidated statements of comprehensive loss. See Note 7, "Commitments and contingencies" under the heading "Convertible senior notes—Convertible senior secured notes due 2028" for a description of the Senior Secured 2028 Notes.
Significant inputs into the binomial lattice model as of September 30, 2023 and March 7, 2023 were as follows:

	September 30, 2023	March 7, 2023
Stock price	$0.61	$1.65
Conversion price	$2.58	$2.58
Volatility	110.0%	107.5%
Risk-free interest rate	4.71%	4.35%
Credit spread	17.92%	13.76%
Cost of debt	22.6%	18.1%
Term (years)	4.46	5.02

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
In 2015, we entered into a non-cancelable operating lease agreement for our headquarters and main production facility in San Francisco, California, which commenced in 2016 with an initial lease term extending through 2026. In 2020, we entered into a non-cancelable operating lease agreement for additional office and laboratory space in San Francisco, California, which commenced in 2021 and has an initial lease term extending through 2031. In 2021, we entered into a non-cancelable operating lease agreement for a new laboratory and production facilities in Morrisville, North Carolina, which commenced in the same year with an initial lease term extending through 2035. See the discussion below regarding management's decision to exit the operating leases for additional office and laboratory space in San Francisco, California and the new laboratory and production facilities in Morrisville, North Carolina and the related impairments in 2023.
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
During the first quarter of 2023, we decided to exit certain leased premises and actively began looking to sublease certain facilities, including the related leasehold improvements. We determined that the changes in the intended use of these locations represented an indicator of impairment and performed a test of recoverability as of March 31, 2023. For operating leases where the carrying values of the asset group were higher than the undiscounted cash flows expected through sublease, we impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $7.6 million to $35.7 million and a discount rate ranging from 7.0% to 8.0%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended March 31, 2023, we recognized an impairment charge of $37.8 million related to the right-of-use assets and $2.0 million for the related leasehold improvements, which was included in restructuring, impairment and other costs in our condensed consolidated statements of operations.
During the first quarter of 2023, we reassessed certain leases previously impaired as part of the strategic realignment for additional impairment due to the continued decline in market conditions and changes in the ability to sublease the properties. We determined that the changes in market conditions represented an indicator of impairment and performed a test of recoverability as of March 31, 2023. For operating leases where the carrying values of the asset group were higher than the undiscounted cash flows expected through sublease, we further impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $0.3 million to $1.9 million and discount rates ranging from 7.50% to 7.75%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended March 31, 2023, we recognized an impairment charge of $2.3 million related to the right-of-use assets, which was included in restructuring, impairment and other costs in our consolidated statements of operations.
During the second quarter of 2023, we reassessed certain leases previously impaired as part of the strategic realignment for additional impairment due to the continued decline in market conditions and changes in the ability to sublease the properties. We determined that the changes in market conditions represented an indicator of impairment and performed a test of recoverability as of June 30, 2023. For operating leases where the carrying values of the asset group were higher than the undiscounted cash flows expected through sublease, we further impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from $0.1 million to $0.4 million and a discount rate of 7.75%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended June 30, 2023, we recognized an impairment charge of $0.6 million related to the right-of-use assets, which was included in restructuring, impairment and other costs in our consolidated statements of operations.
During the third quarter of 2023, we decided to exit certain leased premises and actively began looking to sublease certain facilities, including the related leasehold improvements. We determined that the changes in the intended use of these locations represented an indicator of impairment and performed a test of recoverability as of September 30, 2023. For operating leases where the carrying values of the asset group were higher than the undiscounted cash flows expected through sublease, we impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income of $50.9 million and a discount rate of 7.5%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended September 30, 2023, we recognized an impairment charge of $9.9 million related to the right-of-use assets and $17.1 million for the related leasehold improvements, which was included in restructuring, impairment and other costs in our condensed consolidated statements of operations.
During the third quarter of 2023, we reassessed certain leases previously impaired as part of the strategic realignment for additional impairment due to the continued decline in market conditions and changes in the ability to sublease the properties. We determined that the changes in market conditions represented an indicator of impairment and performed a test of recoverability as of September 30, 2023. For operating leases where the carrying values of the asset group were higher than the undiscounted cash flows expected through sublease, we impaired the asset group to their fair value. The fair value was determined by utilizing the discounted cash flow method under the income approach. The key inputs to this valuation were expected sublease rental income ranging from less than $0.1 million to $33.6 million and a discount rate range of 7.50% to 7.75%. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. During the three months ended September 30, 2023, we recognized an impairment charge of $0.6 million related to the right-of-use assets which was included in restructuring, impairment and other costs in our condensed consolidated statements of operations.
During the three months ended September 30, 2023, as a result of the exit of the leased space described above, the Company also recognized an impairment charge of $0.8 million related to a finance lease which was included in restructuring, impairment and other costs in our condensed consolidated statements of operations.
Sublease income was $0.4 million and $1.1 million during the three and nine months ended September 30, 2023, respectively, which is included in other income (expense), net in the condensed consolidated statements of operations. There was no sublease income for the three and nine months ended September 30, 2022, respectively.
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
Debt discounts, including debt issuance costs, related to the 2020 Term Loan of $32.8 million were recorded as a direct deduction from the debt liability and are being amortized to interest expense over the term of the 2020 Term Loan. Interest expense related to our debt financings, excluding the impact of our convertible senior notes (defined below), was zero and $6.0 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $17.8 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2024 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Since issuance, these notes were convertible at the option of the holders during the quarters beginning on January 1, 2021 and April 1, 2021 due to the sale price of our common stock during the quarters ended December 31, 2020 and March 31, 2021, respectively. The notes were not convertible during the nine months ended September 30, 2023 and there have been no significant conversions in the periods in which they were convertible.
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
See the discussion below regarding the purchase and exchange agreements with certain holders of the outstanding 2024 Notes. As of September 30, 2023, the outstanding principal balance of the 2024 Notes was $27.1 million.
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
Summary of convertible senior notes
Our 2024 Notes and 2028 Notes (collectively, our "Convertible Senior Notes") consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Outstanding principal	$1,177,058	$1,499,996
Unamortized debt discount and issuance costs	(22,321)	(29,213)
Net carrying amount	$1,154,737	$1,470,783
As of September 30, 2023, the estimated fair value of the 2024 Notes and 2028 Notes was $24.5 million and $445.7 million, respectively. The estimated fair value of the 2024 Notes and 2028 Notes, which use Level 2 fair value inputs, was determined based on yields on debt of companies with similar credit risk, debt maturity and market conditions including the price and volatility of our common stock and comparable company information. The effective interest rates were 2.54% and 1.95% for the 2024 Notes and 2028 Notes, respectively. We recognized $5.7 million and $7.7 million of interest expense related to our Convertible Senior Notes during the three months ended September 30, 2023 and 2022, respectively, and $18.7 million and $23.1 million during the nine months ended September 30, 2023 and 2022, respectively. Of the interest expense recognized, $1.3 million and $1.7 million during the three months ended September 30, 2023 and 2022, respectively, and $4.0 million and $5.0 million during the nine months ended September 30, 2023 and 2022, respectively, was related to amortization of issuance costs and the remainder was related to contractual interest incurred.
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
In August 2023, we entered into an exchange agreement with a holder of outstanding 2024 Notes. Under the terms of the agreement, we exchanged $17.2 million aggregate principal amount of the 2024 Notes for $0.1 million aggregate principal amount of Series A Notes and 15,819,604 shares of the Company's common stock.
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
The Senior Secured 2028 Notes are guaranteed by our material subsidiaries and secured by (i) a security interest in substantially all of the assets of the Company and its domestic material subsidiaries and (ii) a pledge of the equity interests of the Company's direct and indirect subsidiaries, subject to certain customary exceptions. The indenture contains certain specified events of default, the occurrence of which would entitle the holders of the Senior Secured 2028 Notes to demand repayment of all outstanding principal and accrued interest on the Notes, together with a make-whole payment as determined pursuant to the indenture. The indenture also includes specific affirmative and restrictive covenants agreed to by the Company. In addition, the indenture also contains financial covenants that will require us to maintain revenue in the prior four quarters of not less than $250.0 million and, starting with the quarter ending March 31, 2025, a minimum liquidity of at least 15% of the amount of our secured indebtedness then outstanding. As of September 30, 2023, we are in compliance with all restrictive and financial covenants.
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
The initial carrying amount of the Senior Secured 2028 Notes, measured at the estimated fair value on the date of issuance, was $301.1 million. As of September 30, 2023, the estimated fair value of the Senior Secured 2028 Notes was $196.2 million and was recorded as a long-term liability in the condensed consolidated balance sheets. Classification of the Senior Secured 2028 Notes as a long-term liability represents our intent and ability to settle the obligations by issuing shares. During the three and nine months ended September 30, 2023, the corresponding change in fair value of the Senior Secured 2028 Notes was a gain of $33.5 million and $72.4 million, respectively, which was included in other income (expense), net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the change in fair value related to instrument-specific credit risk was $16.5 million and $25.4 million, respectively, which was included in the condensed consolidated statements of comprehensive loss.
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
During the three months ended September 30, 2023, in connection with the issuance of the additional Series A Notes, we incurred approximately $0.7 million of debt issuance costs primarily related to legal and consulting fees paid to third parties, which were expensed as incurred and were included in other income (expense), net in the condensed consolidated statements of operations.
The exchange of the 2024 Notes for the Series A Notes was treated as an extinguishment of debt. During the three months ended September 30, 2023, we recognized a gain on extinguishment of $0.2 million representing the difference between the fair value of the Series A Notes immediately prior to the exchange plus the fair value of common shares issued and the carrying amount of the 2024 Notes, which was included in gain (loss) on extinguishment of debt, net in the condensed consolidated statements of operations.
Other commitments
In the normal course of business, we enter into various purchase commitments primarily related to service agreements and laboratory supplies. At September 30, 2023, our total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $16.2 million. As of September 30, 2023, the total remaining commitment due and expected to be fulfilled in 2023 including through the purchase of the sequencing consumables and equipment is $11.6 million. See Note 10, "Restructuring, impairment and other costs" for additional information.
Guarantees and indemnification
As permitted under Delaware law and in accordance with our bylaws, we indemnify our directors and officers for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, we maintain director and officer liability insurance. This insurance allows the transfer of the risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record any liabilities associated with these indemnification agreements at September 30, 2023 or December 31, 2022.
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
We were not a party to any material legal proceedings at September 30, 2023, or at the date of this report except for matters listed below. We cannot currently predict the outcome of these actions.
Natera, Inc.
On January 27, 2020, Natera filed a lawsuit against ArcherDX (a subsidiary of Invitae effective October 2, 2020) in the United States District Court for the District of Delaware, alleging that ArcherDX’s products using Anchored Multiplex PCR ("AMP") chemistry, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814. On March 25, 2020, ArcherDX filed an answer denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that U.S. Patent No. 10,538,814 is invalid and not infringed. On April 15, 2020, Natera filed an answer denying ArcherDX’s counterclaims and filed an amended complaint alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, FusionPlex, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, U.S. Patent No. 10,590,482, and U.S. Patent No. 10,597,708, each of which is held by Natera. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of such patents. On May 13, 2020, ArcherDX filed an answer to Natera’s amended complaint denying Natera’s allegations and asserting certain affirmative defenses and counterclaims, including that the asserted patents are invalid and not infringed. On June 3, 2020, Natera filed an answer denying ArcherDX’s counterclaims. On June 4, 2020, ArcherDX filed a motion seeking dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and for a judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On August 6, 2020, Natera filed another complaint against ArcherDX in the United States District Court for the District of Delaware alleging that ArcherDX’s products using AMP chemistry, including STRATAFIDE, PCM, LiquidPlex, ArcherMET, and VariantPlex, and the manufacture, use, sale, and offer for sale of such products, infringe U.S. Patent No. 10,731,220. Natera seeks, among other things, damages and other monetary relief, costs and attorneys’ fees, and an order enjoining ArcherDX from further infringement of the patent. On October 13, 2020, the court issued an order denying ArcherDX's motion for dismissal of Natera’s infringement claims against STRATAFIDE, PCM, and ArcherMET, and declined to enter judgment that U.S. Patent No. 10,538,814, U.S. Patent No. 10,557,172, and U.S. Patent No. 10,590,482 are invalid. On January 12, 2021, the court issued an order granting Natera leave to amend its complaint to add Invitae as a co-defendant and plead allegations that ArcherDX and Invitae induce end-users to infringe the patents-in-suit. Natera filed its second amended complaint (“Second Amended Complaint”) on the same day, with service completed on January 15, 2021. ArcherDX and Invitae filed answers to the Second Amended Complaint on January 26, 2021 and February 5, 2021, respectively, denying Natera's allegations and restating certain affirmative defenses and counterclaims of non-infringement and invalidity. The litigations have now been consolidated for all purposes. A claim construction order was issued on June 28, 2021. On October 27, 2021, Natera filed its third amended complaint (“Third Amended Complaint”) to add a Certificate of Correction to U.S. Patent No. 10,590,482. On November 3, 2021, ArcherDX filed its answer and counterclaims to Natera's Third Amended Complaint, adding an inequitable conduct defense and declaratory judgment counterclaims. Discovery concluded in December 2021. On January 21, 2022, Natera, ArcherDX and Invitae moved for summary judgment, wherein Natera seeks a determination on certain legal and equitable defenses and ArcherDX and Invitae seek a determination of non-infringement and invalidity of the asserted patents. Those motions were denied by order dated February 6, 2023. Following a one-week jury trial, on May 15, 2023, a jury found the asserted claims of U.S. Patent Nos. 10,557,172, 10,731,220, and 10,597,708 valid and directly infringed, with no finding of indirect infringement by ArcherDX’s customers, and awarded damages totaling $19.4 million in lost profits and reasonable royalties. On June 15, 2023, Natera moved to permanently enjoin infringing sales of PCM in light of the jury verdict, which ArcherDX opposed on numerous grounds in its response filed on July 18, 2023; the motion remains pending. Following a bench trial on June 22, 2023, the court issued a ruling on September 5, 2023 that U.S. Patent Nos. 10,557,172 and 10,731,220 are not unenforceable under the doctrine of prosecution laches. Judgment was entered on September 19, 2023 and post-trial briefing is underway; the case is not yet ripe for appeal. We have accrued $19.4 million during the nine months ended September 30, 2023, associated with this matter, which is included in general and administrative expenses on the condensed consolidated statements of operations.
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
QIAGEN Sciences
On July 10, 2018, ArcherDX and the General Hospital Corporation d/b/a Massachusetts General Hospital, which we refer to as MGH, filed a lawsuit in the United States District Court for the District of Delaware against QIAGEN Sciences, LLC, QIAGEN LLC, QIAGEN Beverly, Inc., QIAGEN Gaithersburg, Inc., QIAGEN GmbH and QIAGEN N.V., which is collectively referred to herein as QIAGEN, and a named QIAGEN executive who was a former member of ArcherDX’s board of directors, alleging several causes of action, including infringement of the ’810 Patent, trade secret misappropriation, breach of fiduciary duty, false advertising, tortious interference and deceptive trade practices. The ’810 Patent relates to methods for preparing a nucleic acid for sequencing and aspects of ArcherDX’s AMP technology. On October 30, 2019, with the permission of the Court, ArcherDX amended ArcherDX’s complaint to add a claim for infringement of the ’597 Patent. The ’597 Patent relates to methods of preparing and analyzing nucleic acids, such as by enriching target sequences prior to sequencing, and aspects of

ArcherDX’s AMP technology. The QIAGEN products that ArcherDX alleges infringe the ’810 Patent and the ’597 Patent include, but are not limited to, QIAseq Targeted DNA Panels, QIAseq Targeted RNAscan Panels, QIAseq Index Kits and QIAseq Immune Repertoire RNA Library Kits. ArcherDX is seeking, among other things, damages for ArcherDX’s lost profits due to QIAGEN’s infringement and a permanent injunction enjoining QIAGEN from marketing and selling the infringing products and from using ArcherDX’s trade secrets. On December 5, 2019, QIAGEN and the named QIAGEN executive submitted their answer denying the allegations in ArcherDX’s complaint and asserting affirmative defenses that, among other things, the ’810 Patent and ’597 Patent are not infringed by QIAGEN’s products, that both patents are invalid, and that the complaint fails to state any claim for which relief may be granted. On March 1, 2021, each of ArcherDX and QIAGEN moved for summary judgment on issues relating to infringement and validity of ArcherDX's patents, breach of fiduciary duty and trade secret misappropriation. On June 18, 2021, ArcherDX informed the court that it would not assert the following claims to streamline the issues for trial: trade secret misappropriation, false advertising, deceptive trade practices, and tortious interference. The court denied QIAGEN's motion for summary judgment on trade secret misappropriation as moot on June 21, 2021, denied QIAGEN's motion for summary judgment on breach of fiduciary duty on July 26, 2021, and granted QIAGEN's motion for summary judgment of no literal infringement of the '810 Patent on August 21, 2021. Trial proceeded on August 23 through August 27, 2021, resulting in a unanimous jury verdict, which found that: (i) all asserted claims of the '810 and '597 Patents are valid, (ii) QIAGEN willfully infringed the asserted claims of the '810 patent (under the doctrine of equivalents) and the '597 patent (literal infringement), and (iii) ArcherDX and MGH are entitled to recover approximately $4.7 million in damages. On September 30, 2022, the court issued an order denying QIAGEN's post-trial motion for a new trial or altered verdict, granting ArcherDX's post-trial motion for ongoing royalty at a rate of 7% along with supplemental damages and interest, and denying ArcherDX's motion for an injunction with leave to renew after an evidentiary hearing. On August 2, 2023, the court denied ArcherDX’s request to modify the scope of its proposed permanent injunction. The court entered final judgment on August 8, 2023. QIAGEN and ArcherDX filed Notices of Appeal on August 28, 2023 and August 29, 2023, respectively. The appellate matter has been docketed before the United States District Court for the Federal Circuit as Case No. 23-2350.
Tecan Genomics
On October 6, 2023, Tecan Genomics, Inc. ("TG") filed a lawsuit against Invitae and ArcherDX, along with Integrated DNA Technologies, Inc. ("IDT"), in the United States District Court for the District of Delaware. TG alleges that Invitae's products using AMP chemistry (including Invitae PCM, along with FusionPlex, VariantPlex, and LiquidPlex kits now sold by IDT) infringe five patents. TG seeks, among other things, damages and other monetary relief, costs and attorneys' fees, and an order enjoining Invitae from further infringing the asserted patents. The complaint was served on Invitae on October 10, 2023. A response to the complaint is due on December 15, 2023.

8. Stockholders' equity
Shares outstanding
Shares of common stock were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock:
Shares outstanding, beginning of period	266,762	234,767	245,562	228,116
Common stock issued in connection with the convertible senior notes exchange	15,820	—	30,040	—
Common stock issued in connection with public offering	50	2,429	50	2,429
Common stock issued on exercise of stock options, net	—	17	2	150
Common stock issued pursuant to vesting of RSUs	3,408	4,645	8,374	9,401
Common stock issued pursuant to employee stock purchase plan	—	—	1,835	1,535
Common stock issued pursuant to acquisitions	453	972	630	1,199
Shares outstanding, end of period	286,493	242,830	286,493	242,830

Common Stock
As of September 30, 2023 and December 31 2022, we had 600 million shares of common stock authorized with a par value of $0.0001.
Convertible preferred stock
In August 2017, in a private placement to certain accredited investors, we issued shares of our Series A convertible preferred stock which are convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like. The Series A convertible preferred stock is a non-voting common stock equivalent with a par value of $0.0001 and has the right to receive dividends first or simultaneously with payment of dividends on common stock. In the event of any liquidation or dissolution of the Company, the Series A preferred stock is entitled to receive $0.001 per share prior to the payment of any amount to any holders of capital stock ranking junior to the Series A preferred stock and thereafter shall participate pari passu with the holders of our common stock (on an as-if-converted-to-common-stock basis). As of September 30, 2023 and December 31, 2022, we had 20 million shares of preferred stock authorized, of which 3,458,823 shares were designated as Series A convertible preferred stock. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock or Series A convertible preferred stock outstanding.
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
During the three and nine months ended September 30, 2023, we sold 50,400 shares of common stock under the 2021 Sales Agreement at a price of $1.10 per share, for gross proceeds of $0.1 million and gross fees of $0.1 million. During the three and nine months ended September 30, 2022, we sold 2.4 million shares of common stock under the 2021 Sales Agreement at a weighted average price of $3.99 per share, for gross proceeds of $10.0 million and net proceeds of $9.7 million.
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
In August 2023, we entered into an exchange agreement with a holder of outstanding 2024 Notes. Under the terms of the agreement, we exchanged $17.2 million aggregate principal amount of the 2024 Notes for $0.1 million aggregate principal amount of Series A Notes and 15,819,604 shares of the Company's common stock.
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
In April 2021, we granted RSUs in connection with the acquisition of Genosity Inc. ("Genosity") having a value of up to $5.0 million to certain continuing employees. We recognized stock-based compensation expense of $0.4 million during each of the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively, which was primarily included in research and development expense in our condensed consolidated statements of operations. In September 2021, we granted RSUs in connection with the acquisition of the Ciitizen Corporation ("Ciitizen") having a value of up to $246.9 million to certain continuing employees. We recognized stock-based compensation expense of $15.8 million and $22.2 million during the three months ended September 30, 2023 and 2022, respectively, and $46.7 million and $72.2 million during the nine months ended September 30, 2023 and 2022, respectively, which was primarily included in research and development expense in our condensed consolidated statements of operations.
Activity under the 2010 Plan and the 2015 Plan is set forth below (in thousands, except per share data and years):

	Shares Available For Grant	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at December 31, 2022	12,625	2,541	$8.49	6.6	$16
Additional shares reserved	9,822	—
Options granted	(325)	325	1.46
Options cancelled	381	(381)	9.25
Options exercised	—	(2)	0.86
RSUs and PRSUs granted	(17,448)	—
RSUs and PRSUs cancelled	2,835	—
Balances at September 30, 2023	7,890	2,483	$7.46	6.7	$—
Options exercisable at September 30, 2023		1,498	$9.78	5.2	$—
Options vested and expected to vest at September 30, 2023		2,335	$7.76	6.5	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of our common stock for stock options that were in-the-money.
The following table summarizes RSU, including PRSU, activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2022	11,895	$11.70
RSUs granted	17,448	$1.12
RSUs vested	(8,374)	$13.81
RSUs cancelled	(2,835)	$7.02
Balance at September 30, 2023	18,134	$1.28
Stock-based compensation
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$755	$1,203	$2,791	$5,702
Research and development	19,081	24,301	58,800	94,661
Selling and marketing	1,354	2,625	6,245	10,498
General and administrative	4,755	7,477	17,661	28,646
Restructuring, impairment and other costs	52	24,807	57	24,807
Total stock-based compensation expense	$25,997	$60,413	$85,554	$164,314
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
10. Restructuring, impairment and other costs
The following table summarizes the expenses recognized in restructuring, impairment and other costs in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee severance and benefits	$1,022	$57,903	$2,285	$57,903
Impairments and losses on disposals of long-lived assets, net	881,165	55,500	1,012,360	60,317
Other restructuring costs	(4,898)	11,819	(3,802)	11,819
Total restructuring, impairment and other costs	$877,289	$125,222	$1,010,843	$130,039

In July 2022, we initiated a strategic realignment of our operations to reduce operating costs. The strategic realignment is complete and includes a reduction in workforce, lab and office space consolidation, elimination of business activities and services, decrease in other operating expenses, as well as a reduced international footprint. Under this strategic realignment, we reduced our workforce by approximately 1,000 employees with a majority of these employees separating from the Company by September 30, 2022 and the remaining affected employees transitioned over the last 12 months. Employees who were impacted by the restructuring were eligible to receive severance benefits contingent upon an impacted employee’s execution (and non-revocation, where applicable) of a separation agreement, which included a general release of claims against us.
Employee severance and benefits are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. See Note 9, "Stock incentive plans" for additional information about the accelerated vesting of RSUs.
Impairments and losses on disposals of long-lived assets, net include the write-off of the remaining carrying value of developed technology intangible assets, the write-off of a tradename intangible asset, right-of-use assets, and losses on disposals of leasehold improvements associated with the exit of certain lab and office space and the related property and equipment. See Note 4, "Intangible assets, net" for additional information about the write-off of developed technology and tradename intangible assets. See Note 7, "Commitments and contingencies" under the heading "Leases" for additional information about right-of-use asset impairments. See Note 5, "Balance sheet components" for additional information about net losses on disposal of property and equipment.
Other restructuring costs include professional fees in relation to restructuring activities and contract exit costs including our decision to cease the use or exploration of strategic alternatives for our developed technologies. During each of the three and nine months ended September 30, 2023, we recognized a gain of $5.5 million on extinguishment of a contractual liability as a result of a settlement agreement. The loss associated with the contractual liability was also previously recorded in ‘Other restructuring costs’. See Note 4, "Intangible assets, net" for additional information.
The following table summarizes the changes in liabilities associated with our strategic realignment initiatives, including restructuring, impairment and other costs incurred and cash payments (in thousands):

	Employee severance and benefits	Other restructuring costs	Total
Beginning balance	$—	$—	$—
Accruals	35,237	7,405	42,642
Payments	(32,974)	(5,464)	(38,438)
Balance at December 31, 2022	2,263	1,941	4,204
Accruals	2,228	1,866	4,094
Payments	(3,316)	(3,010)	(6,326)
Balance at September 30, 2023	$1,175	$797	$1,972
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

11. Income taxes
We recorded income tax benefit of $6.2 million and $1.1 million during the three months ended September 30, 2023 and 2022, respectively, and $8.1 million and $39.6 million during the nine months ended September 30, 2023 and 2022, respectively, which was included in income tax benefit in the condensed consolidated statements of operations. The income tax benefit for the three months ended September 30, 2023 is primarily related to impairment of foreign acquired intangibles and the associated deferred tax liability which was not previously netted against deferred tax assets in the Company's presentation. The income tax benefit for the nine months ended September 30, 2023 is primarily related to a $6.5 million income tax benefit related to amortization and the impairment of foreign acquired intangibles and a $1.6 million release of federal valuation allowances as a result of the impact on our deferred taxes related to Internal Revenue Code Section 174 research and experimental expense capitalization and right-of-use asset impairments, which enabled the associated deferred tax liability to serve as a source of income to support the realization of existing deferred tax assets for which a valuation allowance had previously been established.
As of September 30, 2023, we maintained $59.3 million of unrecognized tax benefits, of which $0.2 million, if recognized, would affect the Company’s effective tax rate. The remainder has been recorded as a reduction to the Company’s deferred tax assets and, if recognized, would not have an impact on the effective tax rate due to existing valuation allowance against such deferred tax assets. It is possible that the Company’s unrecognized tax benefits could change within the next twelve months due to activities of tax authorities, including possible settlement of audits, should any arise, or through normal expiration of statutes of limitations.
The Company’s policy is to include penalties and interest expense related to income taxes as a component of tax expense. As of September 30, 2023, there were no accrued interest and penalties related to the unrecognized tax benefits.
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
12. Net loss per share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(942,107)	$(301,156)	$(1,340,801)	$(3,006,476)
Shares used in computing net loss per share, basic and diluted	275,604	237,974	263,210	232,889
Net loss per share, basic and diluted	$(3.42)	$(1.27)	$(5.09)	$(12.91)
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

The following common stock equivalents have been excluded from diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock subject to outstanding options	2,503	3,621	2,456	3,174
Shares of common stock subject to outstanding RSUs and PRSUs	16,637	18,660	15,749	18,587
Shares of common stock pursuant to ESPP	3,436	1,600	3,580	2,292
Shares of common stock subject to convertible senior notes conversion	27,543	38,403	27,543	38,403
Shares of common stock subject to convertible senior secured notes conversion	118,334	—	90,163	—
Total shares of common stock equivalents	168,453	62,284	139,491	62,456
13. Geographic information
Revenue by country is determined based on the billing address of the customer and is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$113,723	$117,316	$337,457	$345,721
Canada	1,886	2,099	6,276	6,567
United Kingdom	1,401	3,004	3,235	7,872
Rest of world	4,231	11,117	12,161	33,689
Total revenue	$121,241	$133,536	$359,129	$393,849

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
•our ability to continue as a going concern;
•our ability to improve our capital position, including the various options we are exploring;
•our ability to regain compliance with the minimum share price continued listing standard of the New York Stock Exchange (the “NYSE”) within the applicable cure period;
•the implementation of our business model and the scope and success of our strategic realignment efforts;
•the expected costs and benefits of our strategic realignment;
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
•We have had a history of operating losses that have impacted our overall cash flows and we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We will need to adjust our operating expenditures to be commensurate with our expected levels of revenue and raise additional capital to finance operations. Our inability to raise additional capital on acceptable terms in the future may limit our ability to maintain an adequate amount of available liquidity and execute our current operating plan.
•We have a large amount of debt. Servicing our debt requires a significant amount of cash, we may not have sufficient cash flow from our business to repay the principal or service our debt, and we may need to refinance all or a significant portion of our debt, and our business, financial condition and results of operations may be materially and adversely affected.
•We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
•Our strategic realignment and the associated headcount reduction have significantly changed our business, resulted in significant expense, may not result in anticipated savings, and has and will continue to disrupt our business.
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
•If we do not regain compliance with NYSE's listing standards pertaining to a minimum average price per share, NYSE may delist our common stock, which could result in adverse consequences to our company and our common stock's liquidity, and potential events of default under certain of our debt agreements.
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
For the years ended December 31, 2022, 2021 and 2020, our revenue was $516.3 million, $460.4 million, and $279.6 million, respectively, and we incurred net losses of $3.1 billion, $379.0 million, and $602.2 million, respectively. For the nine months ended September 30, 2023 and 2022, our revenue was $359.1 million and $393.8 million, respectively, and we recognized net losses of $1.3 billion and $3.0 billion, respectively. At September 30, 2023, our accumulated deficit was $6.2 billion.
In 2022, 2021 and 2020, we generated 1,290,000, 1,169,000 and 659,000 billable units, respectively. In the nine months ended September 30, 2023, we generated 771,000 billable units compared to 990,000 billable units in the same period in 2022. We calculate volume using billable units, which are billable events that include individual test reports released and individual reactions shipped related to our precision oncology products. We refer to the set of reagents needed to perform a next generation sequencing ("NGS") test for our research use only ("RUO") product as a "reaction." As part of the strategic realignment, we discontinued the sale of and sublicensed to others our distributed precision oncology products, which includes our RUO kit and in vitro diagnostic ("IVD") product offerings. Approximately 35% of the billable volume generated in the first nine months of 2023 were billable to patients and institutional customers (e.g., hospitals, clinics, medical centers, biopharmaceutical partners), and the remainder were billable to government and private insurance payers. Many of the gene tests on our assays are reimbursable by health insurance companies. In some cases, we may have difficulty obtaining timely reimbursement with health insurance companies due to the enhanced data and records required to obtain those reimbursements. Additionally, when we do not have reimbursement policies or contracts with private insurers, or at times due to other situations, our claims for reimbursement may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. Even if we are successful in achieving reimbursement, we may be paid at lower rates than if we were under contract with the third-party payer. When there is not a contracted rate for reimbursement, there is typically a greater payment requirement from the patient that may result in further delay in payment for these tests.
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
Strategic realignment
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs. We have realigned our focus on the portfolio of businesses that we believe can generate margins and deliver returns to fuel future investment. In the testing business, we have shifted operational and commercial efforts to accelerate positive cash flow by maintaining robust support of the higher-margin, higher-growth testing opportunities among hereditary cancer, precision oncology, women's health, and rare disease. We plan to continue our expansion and integration of key digital health-based technologies and services in order to create a differentiated model in genetic health. We remain committed to our data platform, and believe that our data products can provide genetic insights to many different partners and collaborators.
The strategic realignment included a reduction in workforce of approximately 1,000 positions, lab and office space consolidation, elimination of business activities and services, decrease in other operating expenses, as well as a reduced international footprint. Other than additional minor costs, the strategic realignment was completed in September 2023 and costs incurred were less than $170 million for associated employee severance and benefits, asset impairments and losses on disposals of long-lived assets, and other restructuring costs related to the realignment. This excludes the impact of decisions undertaken in 2023 related to certain of the Company's long-lived assets including developed technologies. The estimate of total cost incurred excludes the $47.4 million gain on the sale of the RUO kit assets recognized during the three months ended December 31, 2022. We have annualized cash savings in excess of $326 million that was realized in 2023. We expect to continue to incur operating losses for the near term as we seek to realize the additional expected benefits of the strategic realignment. If we are unable to achieve these objectives and successfully grow revenue and manage our costs, we may not be able to achieve positive operating cash flow in the near term or at all.
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
Number and size of research and commercial partnerships
Pharma development service revenue, which we recognize within other revenue in our condensed consolidated statements of operations, is generated primarily from services provided to biopharmaceutical companies and other partners and is related to companion diagnostic development, clinical research, and clinical trial services across the research, development and commercialization phases of collaborations. The result of these relationships may include the development of new targeted companion diagnostics, which underscore and expand the need for genetic testing and in some cases may lead to intellectual property and/or revenue sharing opportunities with third-party partners. As a result of the strategic realignment, we terminated early or changed the scope of certain collaborations as part of our pharma development services, and agreed to support wind-down activities for certain companion diagnostic development agreements to conclude existing contracts.
Success obtaining and maintaining reimbursement
Our ability to increase volume and revenue will depend in part on our success achieving broad reimbursement coverage and laboratory service contracts for our tests from third-party payers and agreements with institutions and partners. Reimbursement may depend on a number of factors, including a payer’s determination that a test is appropriate, medically necessary and cost-effective, as well as whether we are in contract, where we get paid more consistently and at higher rates. Because each payer makes its own decision as to whether to establish a policy or enter into a contract to reimburse for our testing services and specific tests, seeking these approvals is a time-consuming and costly process. In addition, clinicians and patients may decide not to order our tests if the cost of the test is not covered by insurance. Because we require an ordering physician to requisition a test, our revenue growth also depends on our ability to successfully promote the adoption of our testing services and expand our base of ordering clinicians. We believe that establishing coverage and obtaining contracts from third-party payers is an important factor in gaining adoption by ordering clinicians. Our arrangements for laboratory services with payers cover approximately 333 million lives, comprised of Medicare, all national commercial health plans, and Medicaid in most states, including California (Medi-Cal), our home state.

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
Realignment of our business and timing of expenses
As part of the strategic business realignment of our operations announced in July 2022, we completed a comprehensive plan focused on supporting business lines and geographies that we believe can generate sustainable margins, provide the best return to fuel future investment and accelerate the company's path to positive cash flow. We believe the plan further helped ensure we remain at the forefront of innovation and advancements in genomics by allocating resources towards our core genetic testing and data platform that have the potential to improve healthcare outcomes.
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
During the three months ended September 30, 2023, the Company's board of directors formed a special committee focused on improving the Company's capital position. The Company is exploring a number of options, including, but not limited to, raising capital, asset sales, business and research and development refocusing efforts, capital expenditure and operating expense reductions and addressing our debt obligations.
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
As a result of the strategic realignment, we exited certain product lines including our distributed precision oncology products and terminated early or changed the scope of certain collaborations as part of our pharma development services. We also agreed to support wind-down activities for certain companion diagnostic development agreements to conclude existing contracts.
Cost of revenue
Cost of revenue reflects the aggregate costs incurred in delivering our products and services and includes expenses for materials and supplies, personnel-related costs, freight, costs for lab services, genetic interpretation and clinical trial support, equipment and infrastructure expenses and allocated overhead including rent, information technology, equipment depreciation, amortization of acquired intangibles, and utilities. We expect cost of revenue to generally increase in line with an increase in billable volume. The amortization expense in 2023 and future amortization will be lower due to the impairment charge during the nine months ended September 30, 2023. We anticipate our cost per unit for existing tests will generally decrease over time due to the efficiencies we expect to gain as volume increases, and from other cost reductions achieved through automation, supply chain and logistics initiatives, process standardization, and other cost reductions. These reductions in cost per unit will likely be offset by new offerings, which often have higher costs per unit during the introductory phases before we are able to gain efficiencies. The cost per unit may fluctuate significantly from quarter to quarter.
Operating expenses
Our operating expenses are classified into three categories related to our operational activities: research and development, selling and marketing, and general and administrative. For each category, the largest component is generally personnel-related costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense. Operating expenses also include goodwill and IPR&D impairment and restructuring, impairment and other costs, which are discussed below.
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
Restructuring, impairment and other costs
Restructuring, impairment and other costs include employee severance and benefits, asset impairments and losses on disposals of long-lived assets and other costs. Employee severance and benefit costs are comprised of severance, other termination benefit costs, and stock-based compensation expense for the acceleration of RSUs related to workforce reductions. Employee severance and benefit costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Impairments and losses on disposals of long-lived assets include the write-off of the remaining carrying value of developed technology intangible assets as a result of management's decision to cease the use of or exploration of strategic alternatives for such developed technologies, tradenames, right-of-use assets, and losses on disposals of property and equipment and leasehold improvements associated with the exit of certain lab and office space and the related equipment. Other restructuring costs include professional fees and contract exit costs offset by a gain on extinguishment of a contractual liability as a result of a settlement agreement.
Other income (expense), net
Other income (expense), net primarily consists of gain (loss) on extinguishment of debt, net, debt issuance costs, changes in the fair value of Senior Secured 2028 Notes and our acquisition-related liabilities, and interest income generated from our cash equivalents and marketable securities.
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
The following discussion is related to the impairment of long-lived assets and estimating the fair value of our Senior Secured 2028 Notes as of September 30, 2023, and should be read in conjunction with our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except as presented below, there have been no material changes from the critical accounting policies and estimates described in our Annual Report on Form 10-K. See Note 2, "Summary of significant accounting policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Impairment of Long-lived Assets
Long‑lived assets, including definite-lived intangibles, property and equipment, and right-of-use assets are evaluated for recoverability when events or changes in circumstances indicate that the asset group may have been impaired. In evaluating an asset group for recoverability, the Company considers the future cash flows expected to result from the continued use of the asset group and the eventual disposition of the asset group. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset group, an impairment loss equal to the excess of the carrying amount over the fair value of the individual asset within the asset group is recognized.
During the three months ended September 30, 2023, as a result of difficult debt markets to obtain additional financing and the substantial doubt about the Company’s ability to continue as a going concern, an impairment assessment of long-lived assets was performed. A recoverability test was performed for the long-lived assets, using the undiscounted cash flows approach, which included unobservable inputs including management's forecasts of projected revenue associated with future cash flows, and residual value.
To measure, allocate and recognize the impairment loss, the Company, with the assistance of a third-party valuation specialist, determined the fair value of the asset group using the discounted cash flow method of the income approach. To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method of the income approach for its intangible assets and right-of-use assets and the replacement cost approach for property and equipment. Based on the analysis, the Company recorded non-cash impairment charges of $788.7 million on its definite-lived intangible assets during the three and nine months ended September 30, 2023, which is included in restructuring, impairment and other costs in the condensed consolidated statements of operations. See Note 10, "Restructuring, impairment and other costs" in notes to the condensed consolidated financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of Senior Secured 2028 Notes
We elected the fair value option to measure our Senior Secured 2028 Notes due to the complexity of the various conversion and settlement options available to both the holders of such notes and Invitae. We utilize the binomial lattice model, specifically a lattice model to estimate the fair value of the Senior Secured 2028 Notes at issuance and subsequent reporting dates. The estimated fair value of the Senior Secured 2028 Notes is determined using Level 3 inputs and assumptions unobservable in the market. This model incorporates the terms and conditions of the Senior Secured 2028 Notes and assumptions related to stock price, expected stock price volatility, risk-free interest rate, market credit spread, and cost of debt. The stock price is based on the publicly traded price of our common stock as of the measurement date. We estimate the volatility of our stock price based on the historical and implied volatilities of our publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Senior Secured 2028 Notes. We will record changes in fair value, inclusive of accrued interest, through the condensed consolidated statements of operations as a fair value adjustment of the convertible senior secured debt each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in the condensed consolidated statements of comprehensive loss, if applicable.
As of September 30, 2023, the estimated fair value of the Senior Secured 2028 Notes was $196.2 million. The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Remeasuring the fair value of our Senior Secured 2028 Notes on a recurring basis through earnings requires the estimation of significant unobservable inputs, which involve inherent uncertainties and application of management judgment. Using different estimates or assumptions would have materially affected our results. For example, as of September 30, 2023:
•A 1,000 basis point, or ten percent, decrease or increase to the estimated stock price assumption would have decreased or increased, respectively, the estimated fair value of our Senior Secured 2028 Notes and increased or decreased, respectively, the associated gains recognized through third quarter 2023 earnings by $4.3 million and $4.8 million, respectively.
•A 1,000 basis point, or ten percent, decrease or increase to the cost of debt assumption would have increased or decreased, respectively, the estimated fair value of our Senior Secured 2028 Notes and decreased or increased, respectively, the associated gains recognized through third quarter 2023 earnings by $12.8 million and $11.6 million, respectively.
•A 1,000 basis point, or ten percent, decrease or increase to the estimated stock price volatility assumption would have decreased or increased, respectively, the estimated fair value of our Senior Secured 2028 Notes and increased or decreased, respectively, the associated gains recognized through third quarter 2023 earnings by $2.1 million and $3.5 million, respectively.

Results of operations
Three Months Ended September 30, 2023 and 2022
The following sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended September 30,		Dollar Change	% Change
	2023	2022
Revenue:
Test revenue	$117,561	$128,839	$(11,278)	(9)%
Other revenue	3,680	4,697	(1,017)	(22)%
Total revenue	121,241	133,536	(12,295)	(9)%
Operating expenses:
Cost of revenue	82,186	116,956	(34,770)	(30)%
Research and development	58,336	87,177	(28,841)	(33)%
Selling and marketing	37,999	49,193	(11,194)	(23)%
General and administrative	45,619	44,939	680	2%
Restructuring, impairment and other costs	877,289	125,222	752,067	NM
Total operating expenses	1,101,429	423,487	677,942	NM
Loss from operations	(980,188)	(289,951)	(690,237)	NM
Other income, net:
Gain on extinguishment of debt, net	229	—	229	100%
Debt issuance costs	(845)	—	(845)	(100)%
Change in fair value of convertible senior secured notes	33,463	—	33,463	100%
Change in fair value of acquisition-related liabilities	70	(527)	597	NM
Other income, net	4,843	2,399	2,444	NM
Total other income, net	37,760	1,872	35,888	NM
Interest expense	(5,850)	(14,145)	8,295	59%
Net loss before taxes	(948,278)	(302,224)	(646,054)	NM
Income tax benefit	6,171	1,068	5,103	NM
Net loss	$(942,107)	$(301,156)	$(640,951)	NM
NM - Not Meaningful
Revenue
The decrease in total revenue of $12.3 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to decreased billable volume partially offset by higher average revenue per billable unit. Billable volume decreased due to the exit of certain product offerings, including the RUO kit and IVD product offerings, and geographies as a result of the strategic realignment. Billable volume decreased to approximately 255,000 in the three months ended September 30, 2023 compared to 324,000 in the same period of 2022, a decrease of 21%. Average revenue per billable unit was $461 per unit in the three months ended September 30, 2023 compared to $398 per unit in the comparable prior period primarily due to changes in payer and product mix.
Cost of revenue
The decrease in the cost of revenue of $34.8 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to decreases in lab materials costs of $24.7 million as a result of lower volume related to the exit of certain product offerings and geographies as part of our strategic realignment and a change in the mix of materials, decreases in amortization of acquired intangible assets of $3.6 million, decreases in personnel-related costs of $3.6 million due to a reduction in workforce related to our strategic realignment, decreases in information technology costs of $1.1 million due to lower spending on network and cloud computing services, and decreases in other expenses of $1.8 million.

Research and development
The decrease in research and development expense of $28.8 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to lower personnel-related expenses of $17.5 million due to the reduction in workforce related to our strategic realignment, decreases in amortization and depreciation of $3.7 million primarily related to accelerated depreciation for lab equipment related to the exit of certain product offerings in 2022, decreases in lab-related expenses of $3.0 million as a result of lower costs related to external development projects and lab supplies and services, decreases in information technology costs of $2.6 million due to lower spending on software licenses and cloud computing, decreases in acquisition-related costs of $1.8 million, and decreases in other expenses of $0.2 million.
Selling and marketing
The decrease in selling and marketing expense of $11.2 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily driven by lower personnel-related expenses of $11.2 million due to the reduction in workforce related to our strategic realignment.
General and administrative
The increase in general and administrative expense of $0.7 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in professional fees of $1.6 million related to higher external contractor services and audit and recruiting fees, an increase in litigation-related expenses of $1.2 million representing a legal reserve and outside counsel fees related to the Natera legal proceedings, higher information technology expenses of $1.0 million and increases in other corporate expenses of $0.9 million. These increases were partially offset by lower personnel-related costs of $2.5 million primarily due to the reduction in workforce related to our strategic realignment, and decreases in acquisition-related costs of $1.5 million.
Restructuring, impairment and other costs
During the three months ended September 30, 2023, we incurred restructuring, impairment and other costs of $877.3 million. Restructuring, impairment and other costs were comprised of $881.2 million in impairments and losses on disposals of long-lived assets, net, including impairments of definite-lived intangible assets, property and equipment, right-of-use assets and the related leasehold improvements and $1.0 million in employee severance and benefits, which was partially offset by $4.9 million net gain in other restructuring costs due to extinguishment of a contractual liability as a result of a settlement agreement.
During the three months ended September 30, 2022, we incurred restructuring, impairment and other costs of $125.2 million. Restructuring, impairment and other costs were comprised of $57.9 million in employee severance and benefits, $55.5 million in impairments and losses on disposals of long-lived assets, net and $11.8 million in other restructuring costs.
See Note 10, "Restructuring, impairment and other costs" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of convertible senior secured notes
During the three months ended September 30, 2023, we recorded a gain of $33.5 million related to the change in fair value of our Senior Secured 2028 Notes. We elected the fair value option to account for our Senior Secured 2028 Notes, which requires the notes to be measured at their issue-date estimated fair value and then subsequently remeasured at estimated fair value as of each reporting date. During the three months ended September 30, 2023, the gain related to the change in fair value of our Senior Secured 2028 Notes was primarily due to the increase in the cost of debt assumption and the decrease in our stock price since the June 30, 2023 estimated fair value. See Note 6, "Fair value measurements" and Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of acquisition-related liabilities
The decrease in change in fair value of acquisition-related liabilities of $0.6 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a decrease in fair value adjustments related to our stock payable liabilities as a result of the decrease in the price of our common stock and settlement of acquisition-related hold-backs.
Other income, net
The increase in other income, net of $2.4 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in interest income earned on our marketable securities investments and an increase in sublease income.
Interest expense
The decrease in interest expense of $8.3 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to the repayment of the 2020 Term Loan in February 2023, and lower interest expense associated with the 2024 Notes subsequent to the purchase and exchange agreements reducing the outstanding principal balance. See Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Income tax benefit
The increase in income tax benefit of $5.1 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily related to a $6.2 million income tax benefit related to the impairment of foreign acquired intangibles and the associated deferred tax liability which was not previously netted against deferred tax assets in the Company's presentation, for the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 and 2022
The following sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands, except percentage changes). Our historical results are not necessarily indicative of our results of operations to be expected for any future period.

	Nine Months Ended September 30,		Dollar Change	% Change
	2023	2022
Revenue:
Test revenue	$346,127	$381,518	$(35,391)	(9)%
Other revenue	13,002	12,331	671	5%
Total revenue	359,129	393,849	(34,720)	(9)%
Operating expenses:
Cost of revenue	258,102	324,412	(66,310)	(20)%
Research and development	184,138	330,559	(146,421)	(44)%
Selling and marketing	127,241	172,086	(44,845)	(26)%
General and administrative	160,826	147,221	13,605	9%
Goodwill and IPR&D impairment	—	2,313,047	(2,313,047)	(100)%
Restructuring, impairment and other costs	1,010,843	130,039	880,804	NM
Total operating expenses	1,741,150	3,417,364	(1,676,214)	(49)%
Loss from operations	(1,382,021)	(3,023,515)	1,641,494	54%
Other income (expense), net
Loss on extinguishment of debt, net	(10,593)	—	(10,593)	(100)%
Debt issuance costs	(20,704)	—	(20,704)	(100)%
Change in fair value of convertible senior secured notes	72,386	—	72,386	100%
Change in fair value of acquisition-related liabilities	337	15,666	(15,329)	(98)%
Other income, net	15,105	3,971	11,134	NM
Total other income, net	56,531	19,637	36,894	NM
Interest expense	(23,366)	(42,149)	18,783	45%
Net loss before taxes	(1,348,856)	(3,046,027)	1,697,171	56%
Income tax benefit	8,055	39,551	(31,496)	(80)%
Net loss	$(1,340,801)	$(3,006,476)	$1,665,675	55%
NM - Not Meaningful
Revenue
The decrease in total revenue of $34.7 million for the nine months ended September 30, 2023 compared to the same period in 2022 was due primarily to decreased billable volume partially offset by higher average revenue per billable unit. Billable volume decreased due to the exit of certain product offerings, including the RUO kit and IVD product offerings, and geographies as a result of the strategic realignment. Billable volume decreased to 771,000 in the nine months ended September 30, 2023 compared to 990,000 in the same period of 2022, a decrease of 22%. Average revenue per billable unit increased to $449 per unit in the nine months ended September 30, 2023 compared to $385 per unit in the comparable prior period primarily due to changes in payer and product mix.
Cost of revenue
The decrease in the cost of revenue of $66.3 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to decreases in lab materials costs of $50.0 million as a result of lower volume related to the exit of certain product offerings and geographies as part of our strategic realignment and a change in the mix of materials, decreases in personnel-related costs of $12.3 million due to a reduction in workforce related to our strategic realignment, decreases in information technology costs of $2.9 million due to lower spending on network and cloud computing services, decreases in rent and building expenses of $1.4 million due to a reduction in workforce and leased spaces, and decreases in other costs of $3.2 million. The decreases were partially offset by increases in amortization of $3.5 million due to the commencement of amortization of an acquired developed technology intangible asset in April 2022.
Research and development
The decrease in research and development expense of $146.4 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to lower personnel-related costs of $98.9 million due to the reduction in workforce related to our strategic realignment, decreases in lab-related expenses of $12.8 million as a result of lower costs related to external development projects and lab supplies and services, decreases in information technology costs of $10.3 million due to lower spending on software licenses and network and cloud computing, decreases in professional fees of $8.5 million due to lower contract labor, decreases in facilities-related expenses of $6.1 million due to lower lease expenses and security and building support costs, decreases in depreciation and amortization of $5.9 million, and decreases in acquisition-related costs of $5.4 million. These decreases were partially offset by increases in other expenses of $1.5 million.
Selling and marketing
The decrease in selling and marketing expense of $44.8 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to lower personnel-related costs of $40.1 million due to the reduction in workforce related to our strategic realignment, decreases in marketing costs of $1.7 million as a result of lower spending on sales materials, brand initiatives and advertising, decreases in facilities-related expenses of $1.6 million due to lower lease expenses, decreases in information technology costs of $1.1 million due to lower spending on software licenses due to the reduction in workforce, and decreases in other expenses of $0.3 million.
General and administrative
The increase in general and administrative expense of $13.6 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in litigation-related expenses of $26.4 million representing a legal reserve and outside counsel fees related to the Natera legal proceedings, and a $4.7 million, $4.0 million and $3.0 million increase in facilities expense, IT expense and corporate expense, respectively, due to an overall reduction in the Company's workforce, and as a result, a larger percentage of these expenses were allocated to general and administrative expense.
These increases were partially offset by lower personnel-related costs of $18.6 million primarily due to the reduction in workforce related to our strategic realignment, decreases in professional fees of $4.3 million due to lower contract labor, and decreases in acquisition-related costs of $1.6 million.
Goodwill and IPR&D impairment
We completed an interim impairment test for goodwill and the IPR&D indefinite-lived intangible asset acquired as part of the Singular Bio acquisition as of June 30, 2022, and as a result recorded a non-cash impairment charge of $2.3 billion. We did not have similar impairment charges during the nine months ended September 30, 2023. See Note 4, "Intangible assets, net" in Notes to the Condensed Consolidated Financial Statements in "Part 1, Item 1. Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for further information.
Restructuring, impairment and other costs
During the nine months ended September 30, 2023, we incurred restructuring, impairment and other costs of $1.0 billion. Restructuring, impairment and other costs were comprised of $1.0 billion in impairments and losses on disposals of long-lived assets, net, including impairments of definite-lived intangibles, property and equipment, right-of-use assets and the related leasehold improvements along with $2.3 million in employee severance and benefits, which was partially offset by $3.8 million net gain in other restructuring costs due to extinguishment of a contractual liability as a result of a settlement agreement.
During the nine months ended September 30, 2022, we incurred restructuring, impairment and other costs of $130.0 million. Restructuring, impairment and other costs were comprised of $60.3 million in impairments and losses on disposals of long-lived assets, net, $57.9 million in employee severance and benefits, and $11.8 million in other restructuring costs.
See Note 10, "Restructuring, impairment and other costs" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Loss on extinguishment of debt, net
During the nine months ended September 30, 2023, we incurred a net loss on extinguishment of debt of $10.6 million. In connection with the settlement of our 2020 Term Loan in February 2023, we incurred debt extinguishment costs of $19.3 million, composed of an $11.2 million write-off of unamortized debt issuance costs and $8.1 million of prepayment fees. In February 2023, we also entered into purchase and exchange agreements with certain holders of our outstanding 2024 Notes for newly issued Senior Secured 2028 Notes, shares of common stock, and cash. These exchanges resulted in a gain on extinguishment of debt of $8.5 million related to the 2024 Notes. In August 2023, we entered into a purchase and exchange agreement with a holder of the outstanding 2024 Notes for Senior Secured 2028 Notes and shares of common stock. This exchange resulted in a gain on extinguishment of debt of $0.2 million related to the 2024 Notes. See Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Debt issuance costs
During the nine months ended September 30, 2023, we incurred debt issuance costs of $20.7 million related to the issuance of our Senior Secured 2028 Notes. See Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of convertible senior secured notes
During the nine months ended September 30, 2023, we recorded a gain of $72.4 million related to the change in fair value of our Senior Secured 2028 Notes. We elected the fair value option to account for our Senior Secured 2028 Notes, which requires the notes to be measured at their issue-date estimated fair value and then subsequently remeasured at estimated fair value as of each reporting date. During the nine months ended September 30, 2023, the gain related to the change in fair value of our Senior Secured 2028 Notes was primarily due to the decrease in our stock price and the increase in the cost of debt assumption since the issue-date estimated fair value. See Note 6, "Fair value measurements" and Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.
Change in fair value of acquisition-related liabilities
The decrease in change in fair value of acquisition-related liabilities of $15.3 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a decrease in fair value adjustments related to our stock payable liabilities as a result of the decrease in the price of our common stock and settlement of acquisition-related hold-backs.
Other income, net
The increase in other income, net of $11.1 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in interest income earned on our marketable securities investments and an increase in sublease income.
Interest expense
The decrease in interest expense of $18.8 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to the repayment of the 2020 Term Loan in February 2023, and lower interest expense associated with the 2024 Notes subsequent to the purchase and exchange agreements reducing the outstanding principal balance. See Note 7, "Commitments and contingencies" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Income tax benefit
The decrease in income tax benefit of $31.5 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $34.6 million release of federal and state valuation allowances as a result of the reclassification of the IVD and PCM IPR&D intangibles from indefinite-lived intangibles to developed technology, which enabled the associated deferred tax liability to serve as a source of income to existing definite-lived deferred tax assets for which was not previously netted against deferred tax assets in the Company's presentation.
Liquidity and capital resources
Overview
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might result from the outcome of the uncertainties described below.
Pursuant to Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
The Company has generally incurred net losses since its inception and had an accumulated deficit of $6.2 billion and $4.8 billion as of September 30, 2023 and December 31, 2022, respectively. The Company had net losses of $3.1 billion, $379.0 million and $602.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company used net cash in operating activities of $493.0 million, $559.8 million and $298.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. The Company had net losses of $942.1 million and $301.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 billion and $3.0 billion for the nine months ended September 30, 2023 and 2022, respectively. Included in the Company's net loss for the three months ended September 30, 2023 are non-cash items such as $881.2 million for impairments and losses on disposals of long-lived assets, net. Included in the Company's net loss for the three months ended September 30, 2022 are non-cash items such as $55.5 million for impairments and losses on disposals of long-lived assets, net. Included in the Company’s net loss for the nine months ended September 30, 2023 are non-cash items such as $1.0 billion for impairments and losses on disposals of long-lived assets, net. Included in the Company’s net loss for the nine months ended September 30, 2022 are non-cash items such as a $2.3 billion loss on impairment of goodwill and in-process research and development (“IPR&D”) intangible asset and $60.3 million related to impairments and losses on disposals of long-lived assets, net. See Note 4, “Intangible assets, net” for additional information. The Company used net cash in operating activities of $156.2 million and $410.9 million for the nine months ended September 30, 2023 and 2022, respectively.
At September 30, 2023 and December 31, 2022, the Company had $254.6 million and $547.1 million, respectively, of cash, cash equivalents, and marketable securities. The Company expects to incur additional operating losses and negative operating cash flows in the near term.
As a result of losses, projected cash needs, and current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern.
The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to reduce operating costs and improve the Company’s liquidity, which includes, without limitation:
•Reducing operating costs by a reduction in lab and office space through consolidation, and focusing and eliminating certain business activities and services.
•Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.

While operational improvement efforts and expense control have resulted in margin expansion and stronger financial performance in the nine months ended September 30, 2023, the Company is engaging with stakeholders on a path forward and has formed a special committee of its board of directors focused on improving the Company’s capital position. The Company is exploring a number of options, including, but not limited to, raising capital, asset sales, business and research and development refocusing efforts, capital expenditure and operating expense reductions, and addressing its debt obligations.
The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.
Since inception, the Company’s operations have been financed primarily by fees collected from its customers, net proceeds from sales of its capital stock as well as borrowing from debt facilities and the issuance of convertible senior notes. The Company will need to raise additional funding to finance operations and service or repay debt obligations, however there is no assurance that it will be successful in obtaining such additional financing. If the Company raises additional capital through debt financing, the Company may be subject to covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, capital expenditures or sale of assets. If the Company raises additional capital through public or private equity offerings, the ownership interest of our existing stockholders would be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the Company’s existing stockholders’ rights. There can be no assurance that additional capital will be available to the Company or, if available, would be available in sufficient amounts or on terms acceptable to us or on a timely basis. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to curtail planned activities to reduce costs, which could include reductions in workforce, elimination of business operations and services, and significant reductions in operating expenses, liquidation of assets or pursuing bankruptcy proceedings. Doing so may potentially have an unfavorable effect on the Company’s ability to execute its business plan and have an adverse effect on the Company’s business, results of operations and future prospects.
Long-term debt and equity
A discussion of our long-term debt and equity financings as of September 30, 2023 is provided in Note 7, "Commitments and contingencies" and Note 8, "Stockholders' equity" in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
In August 2023, we entered into an exchange agreement with a holder of the outstanding 2024 Notes. Under the terms of the agreement, we exchanged $17.2 million aggregate principal amount of the 2024 Notes for $0.1 million aggregate principal amount of Series A Notes and 15,819,604 shares of the Company's common stock.
In the third quarter of 2023, we issued 50,400 shares of common stock at a price of $1.10 per share in an "at the market" offering for aggregate gross proceeds of $0.1 million and gross fees of $0.1 million.
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
Cash flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(156,198)	$(410,934)
Net cash provided by (used in) investing activities	195,059	(296,694)
Net cash (used in) provided by financing activities	(138,273)	1,159
Net decrease in cash, cash equivalents and restricted cash	$(99,412)	$(706,469)
Cash flows from operating activities
For the nine months ended September 30, 2023, cash used in operating activities of $156.2 million principally resulted from our net loss of $1.3 billion, a $72.4 million gain related to the change in fair value of our Senior Secured 2028 Notes, a $8.1 million income tax benefit, $6.3 million of amortization of premiums and discounts on investment securities, and non-cash charges for remeasurements of liabilities in connection with business combinations of $0.3 million. These were partially offset by non-cash charges of $1.0 billion related to impairments and losses on disposals of long-lived assets, $100.4 million for depreciation and amortization, $85.6 million for stock-based compensation, $20.7 million of debt issuance costs, $10.6 million of loss on extinguishment of debt, $9.3 million of non-cash lease expense, $5.5 million for amortization of debt discount and issuance costs related to our outstanding debt, $1.8 million of post-combination share-based compensation expense, and other activities of $2.2 million. The net effect on cash for changes in net operating assets was an increase of cash of $23.2 million.
For the nine months ended September 30, 2022, cash used in operating activities of $410.9 million principally resulted from our net loss of $3.0 billion, a $39.6 million income tax benefit, non-cash charges for remeasurements of liabilities in connection with business combinations of $15.7 million, and other activities of $1.3 million. These were partially offset by non-cash charges of $2.3 billion for goodwill and IPR&D impairment, $164.3 million for stock-based compensation, $104.7 million for depreciation and amortization, $60.3 million related to impairments and losses on disposals of long-lived assets, $11.7 million for amortization of debt discount and issuance costs related to our outstanding debt, $6.8 million of non-cash lease expense, $5.0 million of post-combination share-based compensation expense, and $0.6 million of amortization of premiums and discounts on investment securities. The net effect on cash for changes in net operating assets was a decrease of cash of $14.4 million.

Cash flows from investing activities
For the nine months ended September 30, 2023, cash provided by investing activities of $195.1 million was primarily due to net purchases and maturities of marketable securities of $199.4 million, partially offset by purchases of property and equipment of $4.7 million, and proceeds from the sale of property and equipment of $0.3 million.
For the nine months ended September 30, 2022, cash used in investing activities of $296.7 million was primarily due to net purchases and maturities of marketable securities of $248.3 million, partially offset by purchases of property and equipment of $48.4 million.
Cash flows from financing activities
For the nine months ended September 30, 2023, cash used in financing activities of $138.3 million primarily consisted of the repayment of the 2020 Term Loan of $135.0 million, debt issuance costs related to the convertible senior notes exchange and prepayment fees on our 2020 Term Loan of $26.0 million, settlement of acquisition obligations of $5.5 million, finance lease principal payments of $3.9 million, and net loss from the sale of stock of $0.1 million. These were partially offset by proceeds from the issuance of Series B Notes of $30.0 million and proceeds from issuances of common stock, net of $2.2 million.
For the nine months ended September 30, 2022, cash provided by financing activities of $1.2 million primarily consisted of cash received from net proceeds from the sale of common stock of $9.7 million and issuances of common stock of $6.3 million. These were partially offset by cash to settle acquisition obligations of $10.6 million and finance lease principal payments of $4.2 million.
Contractual obligations
The following table summarizes our contractual obligations, including interest, as of September 30, 2023 (in thousands):

Contractual obligations:	Remainder of 2023	2024 and 2025	2026 and 2027	2028 and beyond	Total
Operating leases	$5,998	$53,991	$39,063	$98,967	$198,019
Finance leases	1,319	3,839	—	—	5,158
Convertible senior notes	—	27,058	—	1,150,000	1,177,058
Convertible senior secured notes	—	—	—	305,357	305,357
Purchase commitments	3,251	12,155	750	—	16,156
Total	$10,568	$97,043	$39,813	$1,554,324	$1,701,748
Operating lease maturity amounts included in the table above do not include sublease income expected to be received under our subleases. We expect to receive sublease income for fiscal years ending December 31, 2023, 2024 and 2025 of $0.3 million, $1.3 million and $0.2 million, respectively.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, restricted cash and marketable securities totaled $264.7 million at September 30, 2023, and consisted primarily of bank deposits, money market funds, U.S. treasury notes, and U.S. government agency securities. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. At September 30, 2023, a hypothetical 1.0% (100 basis points) increase or decrease in interest rates would not have resulted in a material change in the fair value of our cash equivalents and marketable securities. Fluctuations in the value of our cash equivalents and marketable securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive (loss) income and are realized if we sell the underlying securities prior to maturity.
In February 2023, we repaid our 2020 Term Loan including the principal balance outstanding of $135.0 million plus accrued interest of $2.6 million. We did not use interest rate derivative instruments to manage our exposure to interest rate fluctuations related to our 2020 Term Loan prior to repayment.
Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact their fair market value. As of September 30, 2023, the fair market value of the 2024 Notes and 2028 Notes was $24.5 million and $445.7 million, respectively. We elected the fair value option to account for the Senior Secured 2028 Notes, which requires the notes to be remeasured at estimated fair value as of each reporting date. Under the fair value election, we will record changes in fair value, inclusive of related accrued interest, through the condensed consolidated statements of operations as a fair value adjustment of the Senior Secured 2028 Notes each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable. Fluctuations and volatility of our stock price can significantly affect the estimated fair value of the Senior Secured 2028 Notes and the corresponding change in fair value as of each reporting period. For additional information about the convertible senior notes, see Note 6, "Fair value measurements" and Note 7, "Commitments and contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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

PART II — Other Information
ITEM 1.  Legal Proceedings.
For discussion of legal matters as of September 30, 2023, see Note 7, "Commitments and contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated by reference to this item.
ITEM 1A. Risk Factors
Risks related to our business and strategy
We have had a history of operating losses that have impacted our overall cash flows and we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We will need to adjust our operating expenditures to be commensurate with our expected levels of revenue and raise additional capital to finance operations. Our inability to raise additional capital on acceptable terms in the future may limit our ability to maintain an adequate amount of available liquidity and execute our current operating plan.
As described further under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources-Overview-Liquidity and Going Concern”, which disclosure is incorporated into this risk factor, several conditions and events raise substantial doubt about our ability to continue as a going concern.
At September 30, 2023 and December 31, 2022, we had $168.1 million and $267.5 million, respectively, of cash, cash equivalents, and restricted cash and marketable securities of $96.6 million and $289.6 million, respectively. Despite recent cost optimization initiatives, to maintain an adequate amount of available liquidity and execute our current operating plan beyond one year from the date of issuance of this Quarterly Report on Form 10-Q, we will need to continue to raise additional funds from external sources, such as through the issuance of equity or debt securities; however, any such financing activities are subject to availability and market conditions, among other things. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of our indenture governing our Senior Secured 2028 Notes restrict our ability to incur certain indebtedness and issue certain equity securities. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations.
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
Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are not able to secure additional funding when needed, we may be required to adopt one or more alternatives, including, but not limited to, selling assets, exiting business lines, reducing our capital expenditures, delaying, reducing the scope of or eliminating one or more research and development programs, selling and marketing initiatives, or potential acquisitions, and restructuring our existing debt obligations on new terms that may be less favorable than the existing terms, if available at all. In addition, we may be required to work with a partner on one or more aspects of our tests or market development programs, which could lower the economic value of those tests or programs to our company. Should we fail to control discretionary expenditures, secure further financing, or execute any of the aforementioned strategies when necessary, it may become imperative to scale back our planned initiatives to reduce costs. This could entail further workforce downsizing, ceasing certain business operations and services, additional cuts in operating costs, asset liquidation, or even pursuing bankruptcy proceedings. Such measures would likely have an adverse effect on our capacity to implement our business strategy, negatively affecting our business, operational outcomes, and long-term growth potential.
We have a large amount of debt. Servicing our debt requires a significant amount of cash, we may not have sufficient cash flow from our business to repay the principal or service our debt, and we may need to refinance all or a significant portion of our debt, and our business, financial condition and results of operations may be materially and adversely affected.
As of September 30, 2023, we had outstanding an aggregate of $1,482.5 billion of convertible debt consisting of $27.1 million aggregate principal amount of our 2024 Notes, $1,150.0 million aggregate principal amount of our existing 2028 Notes, and $305.4 million aggregate principal amount of our Senior Secured 2028 Notes. We refer to the 2024 Notes and the 2028 Notes as the unsecured convertible notes, and we refer to the "unsecured convertible notes" and the Senior Secured 2028 Notes collectively as the "outstanding convertible notes."
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our failure to repay or refinance our 2024 Notes may trigger an event of default under our Senior Secured 2028 Notes. If, however, our Senior Secured 2028 Notes are accelerated and any such payment default thereunder is cured or waived, such acceleration will trigger an event of default under our 2028 Notes unless such acceleration shall not, after the expiration of any applicable grace period, have been rescinded or annulled, or our Senior Secured 2028 Notes are not paid or discharged, as the case may be, then the trustee under the indenture that governs our 2028 Notes or holders of at least 25% of the outstanding aggregate principal amount of such 2028 Notes may accelerate 100% of the principal thereof and accrued and unpaid interest thereon. There is substantial doubt about our ability to continue as a going concern and our ability to generate sufficient funds from operations to service our debt and meet our business needs, such as funding working capital. Our business may not generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. The respective conversion prices of our unsecured convertible notes are significantly higher than the prevailing market prices for our common stock, and our stock price would have to increase significantly in order for holders to convert our notes prior to maturity. If we are unable to generate cash flow necessary to service or repay our debt at maturity, we may be required to adopt one or more alternatives, including, but not limited to, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time, and the terms of any such refinancing may be less favorable to us than the terms of our current indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. For additional risks related to our convertible debt, see the description of risks under the heading “Risks related to our indebtedness.”
We expect to continue incurring significant losses, and we may not successfully execute our plan to achieve or sustain profitability.
We have incurred substantial losses since our inception. For the nine months ended September 30, 2023 and 2022, we had net losses of $1.3 billion and $3.0 billion, respectively. For the years ended December 31, 2022, 2021 and 2020, our net losses were $3.1 billion, $379.0 million and $602.2 million, respectively. At September 30, 2023, our accumulated deficit was $6.2 billion. We expect to continue to incur significant losses as we invest in our business. We incurred research and development expenses of $184.1 million and $330.6 million for the nine months ended September 30, 2023 and 2022, respectively, and selling and marketing expenses of $127.2 million and $172.1 million for the nine months ended September 30, 2023 and 2022, respectively. We incurred research and development expenses of $402.1 million, $416.1 million and $240.6 million in 2022, 2021 and 2020, respectively, and selling and marketing expenses of $218.9 million, $225.9 million and $168.3 million in 2022, 2021 and 2020, respectively. Since 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. In addition, as a result of the integration of acquired businesses, we may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation. Our prior losses and expected future losses have had and may continue to have an adverse effect on our stockholders’ equity, working capital and stock price. Our failure to achieve and sustain profitability in the future would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.
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
Our strategic realignment and the associated headcount reduction have significantly changed our business, resulted in significant expense, may not result in anticipated savings, and has and will continue to disrupt our business.
On July 18, 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs. See Note 10, "Restructuring, impairment and other costs" and the "Strategic Realignment" section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. The balances include the impact of decisions undertaken in 2023 related to certain of the Company's long-lived assets including developed technologies. Actual costs may be higher than we expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. For example, our divestiture activities may divert management’s attention from our core business operations, result in significant write-offs and other charges, and have an adverse effect on existing relationships with partners, customers, patients and third-party payers. We have also terminated early, changed the scope of, or may not be able to perform under certain contracts as a result of our realignment efforts, and we could incur significant liability if we do not successfully negotiate wind-down provisions or new terms. For example, we have informed certain contractual counterparties that we will not be able to perform under our companion diagnostic development agreements. Any of these or other events could adversely affect our financial condition and results of operations. In addition, we may not be able to retain qualified personnel, which may negatively affect our infrastructure and operations or result in a loss of employees and reduced productivity among remaining employees. For example, our turnaround times in returning test results increased recently. Further, the realignment may yield unintended consequences, such as attrition beyond our intended workforce reduction, reduced employee morale, loss of customers or partners, and other adverse effects on our business.
If our management is unable to successfully manage this transition, or if we are required to take additional actions in order to support our business objectives, our expenses may be more than expected and may vary significantly from period to period and we may be unable to implement our business strategy. As a result, our future financial performance, operations, and prospects would be negatively affected.

We rely on highly skilled personnel in a broad array of disciplines and, if we are unable to hire, retain or motivate these individuals, or maintain our corporate culture, we may not be able to maintain the quality of our services or grow effectively.
Our performance, including our research and development programs and laboratory operations, largely depend on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, certified laboratory scientists and other scientific and technical personnel to process and interpret our genetic tests. In addition, we may need to continue to expand our sales force with qualified and experienced personnel. In July 2022, we initiated a strategic realignment of our operations and began implementing cost reduction programs that reduced our workforce by approximately 1,000 employees. This reduction in workforce has and will continue to result in the loss of institutional knowledge and expertise and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the realignment has and may continue to yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the San Francisco Bay Area. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If the value of our common stock declines significantly, and remains depressed, as it has in the recent past, or if we do not have enough shares authorized to grant equity awards to new and existing employees, we may not be able to recruit and retain qualified employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business and support our research and development efforts and our clinical laboratory. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows and evolves, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.
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
At September 30, 2023 and December 31, 2022, we had $168.1 million and $267.5 million, respectively, of cash, cash equivalents, and restricted cash and marketable securities of $96.6 million and $289.6 million, respectively. Our marketable securities are held primarily in the form of U.S. Treasury notes and U.S. government agency securities, and the value of our marketable securities could decline.
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
The marketing, sale and use of our genetic tests could subject us to liability for errors in, misunderstandings of, or inappropriate reliance on, information we provide to clinicians, geneticists or patients, and has led and may lead to claims against us if someone were to allege that a test failed to perform as it was designed, if we failed to correctly interpret the test results, if we failed to update the test results due to a reclassification of the variants according to new published guidelines, or if the ordering physician were to misinterpret test results or improperly rely on them when making a clinical decision. In addition, the reproductive health and pharmacogenetic testing markets expose us to increased liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain liability insurance, including for errors and omissions, we cannot assure you that such insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim, including an errors and omissions liability claim, brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any liability lawsuit could cause injury to our reputation or cause us to suspend sales of our tests. The occurrence of any of these events could have an adverse effect on our reputation and results of operations.
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
For instance, during the three months ended September 30, 2023, we recognized a non-cash impairment charge of $788.7 million on our definite-lived intangible assets, which is included in restructuring, impairment and other costs in the condensed consolidated statements of operations. See Note 4, "Intangible assets, net" and Note 10, "Restructuring, impairment and other costs" for additional information.
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
We perform all of our tests at our production facilities in San Francisco, California and in Iselin, New Jersey. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable or inaccessible due to natural or man-made disasters, including earthquakes, hurricanes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. This risk of natural disaster is especially high for us since we perform the majority of our tests at our San Francisco laboratory, which is located in an active seismic region, and we do not have a redundant facility to perform the same tests in the event our San Francisco laboratory is inoperable. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. If a natural disaster were to damage one of our facilities significantly or if other events were to cause our operations to fail or be significantly curtailed, we may be unable to provide our services, or develop new services. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
As of September 30, 2023, we have substantial deferred tax assets consisting of federal and state net operating losses and tax credit carryforwards. At December 31, 2022, our total gross deferred tax assets were $795.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, our net deferred tax assets have been fully offset by a valuation allowance. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Some of our prior acquisitions have resulted in an ownership change, and we may experience ownership changes in the future. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, or other future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Also, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
In August 2023, we entered into an exchange agreement with a holder of outstanding 2024 Notes. Under the terms of the agreement, we exchanged $17.2 million aggregate principal amount of the 2024 Notes for $0.1 million aggregate principal amount of Series A Notes and 15,819,604 shares of the Company's common stock.
The indenture governing our Senior Secured 2028 Notes restricts our ability to, among other restrictions, pursue certain dispositions, mergers or acquisitions, encumber our intellectual property, incur indebtedness or liens, pay dividends or make other payments in respect of our capital stock, make investments and engage in certain other business transactions. In addition, the indenture contains financial covenants that will require us to maintain revenue in the prior four quarters of not less than $250.0 million and, starting with the quarter ending March 31, 2025, a minimum liquidity of at least 15% of the amount of our secured indebtedness then outstanding. In addition, the indenture requires, beginning with the Company's annual report on Form 10-K for the fiscal year ending December 31, 2024, that any audit or report of the Company’s independent certified public accountants on any financial statements included in any of our SEC Document shall not include any explanatory paragraph expressing substantial doubt as to going concern status (other than solely with respect to the maturity date of the Senior Secured 2028 Notes). If we fail to comply with these or any of the other covenants under the indenture and are unable to obtain a waiver or amendment, the holders of the Senior Secured 2028 Notes may, among other things, declare all of the Senior Secured 2028 Notes due and payable and exercise rights with respect to collateral securing those notes, each of which could significantly harm our business, financial condition and prospects and could cause the price of our common stock to decline.
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
Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or premarket approval, and post-market controls). See Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading "Regulation—Federal oversight of laboratory developed tests" for a description of applicable federal regulations, which is incorporated by reference herein. The FDA has recently proposed a rule seeking to amend its regulations to categorize LDTs as devices under the Federal Food, Drug, and Cosmetic Act, and is considering phasing out its long-standing enforcement discretion approach to LDTs.

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
Our commercial success will depend in part on our avoiding infringement of patents and proprietary rights of third parties, including for example the intellectual property rights of competitors. As we continue to commercialize our tests in their current or an updated form, launch different and expanded tests, and enter new markets, competitors might claim that our tests infringe or misappropriate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. Our activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. For example, as discussed in the preceding risk factor, we are currently engaged in litigation with Natera alleging infringement, and the jury found that our products using AMP chemistry infringe certain Natera patents. In addition, we were recently sued by another party alleging patent infringement as described in Note 7, "Commitments and contingencies" in Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We may be unaware of patents that a third party, including for example a competitor in the genetic testing market, might assert are infringed by our business. There may also be patent applications that, if issued as patents, could be asserted against us. Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to perform our tests. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay our development or sales of any tests or other activities that are the subject of such suit. Defense of these claims, regardless of merit, could cause us to incur substantial expenses and be a substantial diversion of our employee resources. Any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our business and stock price. In the event of a successful claim of infringement against us by a third party, we may have to (1) pay substantial damages, possibly including treble damages and attorneys’ fees if we are found to have willfully infringed patents; (2) obtain one or more licenses, which may not be available on commercially reasonable terms (if at all); (3) pay royalties; and/or (4) redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure, all of which could have a material adverse impact on our cash position and business and financial condition.
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
Although we view current U.S. Supreme Court precedent to be aligned with our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts (such as patient genetic data) and an understanding of that fact’s implications (such as a patient’s risk of disease associated with certain genetic variations) should not be patentable, it is possible that subsequent determinations by the U.S. Supreme Court or other federal courts could limit, alter or potentially overrule current law. Moreover, from time to time the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could run contrary to, or otherwise be inconsistent with, our belief that naturally occurring DNA sequences and detection of natural correlations between observed facts and an understanding of that fact’s implications should not be patentable, which could result in third parties newly claiming that our business practices infringe patents drawn from categories of patents which we currently view to be invalid as directed to unpatentable subject matter. For example, on June 22, 2023, Senators Tillis and Coons introduced a bill entitled The Patent Eligibility Restoration Act of 2023 that would overrule current U.S. Supreme Court precedent concerning the scope of patentable subject matter. If the proposed bill or a similar bill were to be enacted into law, there could be an increase in third-party claims to patent rights over correlations between patient genetic data and its interpretation and such third parties may assert that our business practices infringe some of those resulting patent rights.
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

Risks related to being a public company
If we do not regain compliance with NYSE's listing standards pertaining to a minimum average price per share, NYSE may delist our common stock, which could result in adverse consequences to our company and our common stock's liquidity, and potential events of default under certain of our debt agreements.
On September 20, 2023, we received a notice from the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Although we have notified the NYSE of our intent to regain compliance, and we are considering all available options to regain compliance, including, but not limited to, a reverse stock split subject to stockholder approval at our 2024 annual meeting, there can be no assurance that such approval will be obtained and furthermore, that we will be able to regain compliance with the NYSE’s minimum share price requirement and that our common stock will remain listed on the NYSE.
Should we fail to regain compliance within the provided cure period, our common stock could face suspension and eventual delisting from the NYSE. This would likely have several adverse effects, including:
•significantly decreasing the liquidity of our common stock, which could adversely affect our stock's market price. Additionally, some institutional investors have policies against holding or acquiring delisted stocks, which could further reduce demand for our stock.
•causing reputational harm, potentially leading to reduced interest from investors, analysts, and other market participants.
•hindering our ability to raise additional funds, impacting our growth, operations and ability to continue as a going concern, and;
•negatively impacting our ability to attract and retain talent via equity compensation.
Furthermore, the indenture governing the Senior Secured 2028 Notes requires us to take all actions necessary to cause our common stock to remain listed on the NYSE or another eligible market. Failure to take such actions may result in an event of default under the indenture. Such an event of default, unless waived or cured, could result in the acceleration of the obligations under the indenture and under other debt agreements to which we are a party through cross-default events of default. If any such event of default leads creditors to demand full, immediate repayment of indebtedness, we might need to liquidate assets or pursue bankruptcy proceedings.
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
New climate reporting rules in California and other jurisdictions could require significant time, attention, and resources from management, and could also lead to increased costs and liabilities.
On October 7, 2023, California Governor Gavin Newsom signed into law SB 261, Greenhouse Gases: Climate-Related Financial Risk, and SB 253, the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California. As a company with operations in California, we may fall under the jurisdiction of these new laws, which impose rigorous reporting obligations regarding our climate-related financial risks and extensive requirements for the disclosure of greenhouse gas emissions.
Commencing on January 1, 2026, and biennially thereafter, SB 261 mandates that we publicly disclose our climate-related financial risks. This includes detailing the strategies we have adopted to mitigate and adapt to these risks. Our compliance reports must be made publicly available on our company's website. Non-compliance with the requirements of SB 261 could expose us to a fine of up to $50,000 per reporting year, and we may also be required to pay an annual filing fee.
SB 253, the Climate Corporate Data Accountability Act, introduces extensive requirements for the disclosure of greenhouse gas emissions to companies with annual revenues exceeding $1 billion. Given our current revenue levels, we are not subject to the requirements of SB 253.
We are closely monitoring developments at the federal level, where the SEC has proposed new rules requiring public companies to disclose extensive climate-related information in their registration statements and periodic reports. Announced on March 21, 2022, the proposed rules would mandate disclosures related to climate-related risks and their impacts, greenhouse gas emissions, and climate-related financial statement metrics. The evolving regulatory landscape highlights the increasing importance of climate-related disclosures and the potential for expanded reporting obligations in the future.
Compliance with these climate-related disclosure rules will require substantial time and attention of management and financial resources. We must develop robust systems, processes, and controls for assessing and reporting our climate-related financial risks, as well as ensuring transparency and accuracy in our disclosures.
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
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The closing price of our common stock on the NYSE ranged from $0.52 to $3.61 between November 7, 2022 through November 6, 2023. Broad market and industry factors, as well as general economic, political and geopolitical, and market conditions such as recessions, wars such as the current conflict in Ukraine, elections, interest rate changes, or cost inflation, may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2023, we had outstanding 286.5 million shares of our common stock, options to purchase 2.5 million shares of our common stock (of which 1.5 million were exercisable as of that date) and outstanding restricted stock units, or RSUs, representing 18.1 million shares of our common stock (which includes an estimated number of RSUs, subject to certain employees' continued service with us, or time-based RSUs, and RSUs that are performance based RSUs, or PRSUs, granted in connection with an acquisition). The foregoing does not include 0.7 million shares of common stock that may be issuable in connection with indemnification hold-backs and contingent consideration related to our acquisitions, shares that may be issuable in the future in connection with the convertible senior notes, or shares issuable pursuant to our May 2021 sales agreement with Cowen under which we may offer and sell from time to time at our sole discretion shares of our common stock in an aggregate amount not to exceed approximately $390.0 million. In addition, as of September 30, 2023, 1.9 million and 2.8 million shares of common stock are available for future issuance under our 2015 Stock Incentive Plan and Employee Stock Purchase Plan, respectively. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
ITEM 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herein

4.1	Form of Series A Global Note representing the 4.50% Series A Convertible Senior Secured Notes due 2028, between Invitae Corporation, the guarantor parties from time to time party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	4.1	8/23/2023

10.1	Form of Exchange Agreement, dated as of August 22, 2023, by and among Invitae Corporation, the guarantor parties thereto and Deerfield Partners, L.P.	8-K	10.1	8/23/2023

10.2	First Supplemental Indenture, dated as of August 22, 2023, by and among Invitae Corporation, the guarantor parties thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	10.2	8/23/2023

10.3#	Offer Letter, dated as of September 20, 2023, by and between Invitae Corporation and Ana J. Schrank.	8-K	10.1	9/27/2023

10.4#	Invitae Corporation 2015 Stock Incentive Plan, as amended and restated through October 18, 2023.				X

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

32.2*	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).				X

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

INVITAE CORPORATION

	By:	/s/ Kenneth D. Knight
Kenneth D. Knight
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Ana J. Schrank
Ana J. Schrank
Chief Financial Officer
Principal Financial Officer

Date: November 8, 2023